Form 10-Q
period 2019-03-31
ARVINAS, INC.
filed 2019-05-09
CIK 1655759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	ARVN	The Nasdaq Stock Market LLC

As of May 3, 2019, the registrant had 32,326,249 shares of common stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “goals,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements except as required by applicable law.

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to the “Company,” “Arvinas,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Arvinas, Inc. and its consolidated subsidiaries, or any one or more of them as the context may require, and “our board of directors” refers to the board of directors of Arvinas, Inc.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Arvinas, INC. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$28,786,247	$3,190,056
Marketable securities	146,175,265	184,637,640
Account receivable	—	2,775,831
Other receivables	2,469,514	2,255,966
Prepaid expenses and other current assets	2,304,852	2,818,286
Total current assets	179,735,878	195,677,779
Property, equipment and leasehold improvements, net	4,227,487	3,583,036
Operating lease right of use assets	2,584,002	—
Other assets	20,760	20,760
Total assets	$186,568,127	$199,281,575
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,563,909	$2,758,184
Accrued expenses	2,947,556	4,001,276
Deferred revenue	15,440,957	16,065,957
Current portion of long-term debt	113,410	154,461
Current portion of operating lease liability	534,340	—
Total current liabilities	20,600,172	22,979,878
Deferred revenue	34,093,225	37,484,714
Long term debt, net of current portion	2,000,000	2,000,000
Operating lease liability	2,137,037	—
Other noncurrent liability	—	150,000
Total liabilities	58,830,434	62,614,592
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 31,368,864 and 31,235,458 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	31,369	31,236
Accumulated deficit	(316,669,111)	(302,264,619)
Additional paid-in capital	444,295,404	439,118,089
Accumulated other comprehensive income (loss)	80,031	(217,723)
Total stockholders’ equity	127,737,693	136,666,983
Total liabilities and stockholders’ equity	$186,568,127	$199,281,575

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

Condensed Consolidated Statements of Operations	For the Three Months Ended March 31,
	2019	2018
Revenue	$4,016,489	$4,108,596
Operating expenses:
Research and development	14,190,359	7,143,817
General and administrative	5,640,629	1,246,887
Total operating expenses	19,830,988	8,390,704
Loss from operations	(15,814,499)	(4,282,108)
Other income (expenses)
Other income, net	243,122	127,449
Change in fair value of preferred unit warrant	—	(196,295)
Interest income	1,190,523	211,237
Interest expense	(23,638)	(10,669)
Total other income	1,410,007	131,722
Net loss	(14,404,492)	(4,150,386)
Change in fair value of redeemable convertible preferred units	—	(71,482,098)
Net loss attributable to common shares/units	$(14,404,492)	$(75,632,484)
Net loss per common share/unit, basic and diluted	$(0.46)	$(39.86)
Weighted average common shares/units outstanding, basic and diluted	31,325,516	1,897,544

Condensed Consolidated Statements of Comprehensive Loss	For the Three Months Ended March 31,
	2019	2018
Net loss	$(14,404,492)	$(4,150,386)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	297,754	(58,032)
Comprehensive loss	$(14,106,738)	$(4,208,418)

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Redeemable Convertible Preferred Units/Shares and Changes in Members’/Stockholders’ Equity (unaudited)

	Series A		Series B		Series C
	Redeemable		Redeemable		Redeemable
	Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2017	22,463,665	$19,768,025	24,977,489	$41,712,407	—	$—
Incentive unit-based compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Change in redemption value of redeemable convertible preferred units	—	39,760,687	—	31,721,411	—	—
Issuance of Series C redeemable convertible preferred units	—	—	—	—	16,467,066	55,000,001
Unrealized loss on available-for-sale securities	—	—	—	—	—	—
Balance at March 31, 2018	22,463,665	$59,528,712	24,977,489	$73,433,818	16,467,066	$55,000,001
Balance at December 31, 2018	—	$—	—	$—	—	$—
Stock-based compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Restricted stock vesting	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—
Balance at March 31, 2019	—	$—	—	$—	—	$—

									Accumulated	Total
								Additional	Other	Stockholders'/
	Common		Common		Incentive		Accumulated	Paid-in	Comprehensive	Members’
	Units	Amount	Shares	Amount	Units	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at December 31, 2017	1,897,544	$6,167	—	$—	3,669,963	$1,186,419	$(62,417,397)	$—	$(9,751)	$(61,234,562)
Incentive unit-based compensation	—	—	—	—	159,260	146,730	—	—	—	146,730
Net loss	—	—	—	—	—	—	(4,150,386)	—	—	(4,150,386)
Change in redemption value of redeemable convertible preferred units	—	—	—	—	—	—	(71,482,098)	—	—	(71,482,098)
Issuance of Series C redeemable convertible preferred units	—	—	—	—	—	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(58,032)	(58,032)
Balance at March 31, 2018	1,897,544	$6,167	—	$—	3,829,223	$1,333,149	$(138,049,881)	$—	$(67,783)	$(136,778,348)
Balance at December 31, 2018	—	$—	31,235,458	$31,236	—	$—	$(302,264,619)	$439,118,089	$(217,723)	$136,666,983
Stock-based compensation	—	—	—	—	—	—	—	5,177,448	—	5,177,448
Net loss	—	—	—	—	—	—	(14,404,492)	—	—	(14,404,492)
Restricted stock vesting	—	—	133,406	133	—	—	—	(133)	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	297,754	297,754
Balance at March 31, 2019	—	$—	31,368,864	$31,369	—	$—	$(316,669,111)	$444,295,404	$80,031	$127,737,693

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(14,404,492)	$(4,150,386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	4,491	4,491
Change in fair value of preferred unit warrant liability	—	196,295
Depreciation and amortization	246,159	123,028
Net accretion of bond discounts/premiums	5,383	35,251
Amortization of right to use assets	180,398	—
Non-cash compensation	5,177,448	146,730
Changes in operating assets and liabilities:
Account receivable	2,775,831	25,000,000
Other receivables	(213,548)	(394,425)
Prepaid expenses and other current assets	363,434	5,057
Accounts payable	(1,704,241)	1,370,207
Accrued expenses	(1,053,720)	(1,928,437)
Deferred revenue	(4,016,489)	(1,108,597)
Operating lease liabilities	(93,023)	—
Net cash provided by (used in) operating activities	(12,732,369)	19,299,214
Cash flows from investing activities:
Purchase of marketable securities	(3,261,254)	(47,050,834)
Maturities of marketable securities	42,016,000	3,351,000
Purchase of property, equipment and leasehold improvements	(380,644)	(638,643)
Net cash provided by (used in) investing activities	38,374,102	(44,338,477)
Cash flows from financing activities:
Repayments of long-term debt	(45,542)	(42,261)
Proceeds from sale of redeemable convertible preferred units	—	55,000,001
Net cash provided by (used in) financing activities	(45,542)	54,957,740
Net increase in cash and cash equivalents	25,596,191	29,918,477
Cash and cash equivalents, beginning of the period	3,190,056	30,912,391
Cash and cash equivalents, end of the period	$28,786,247	$60,830,868
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$509,966	$-
Cash paid for interest	$24,563	$6,178
Change in redemption value of preferred units	$-	$71,482,098

See accompanying notes

Arvinas, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Nature of Business

Arvinas, Inc. and subsidiaries (the Company) is a biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases throughout the discovery, development and commercialization of therapies to degrade disease-causing proteins. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

On October 1, 2018, the Company completed an initial public offering (IPO) in which the Company issued and sold 7,500,000 shares of common stock at a public offering price of $16.00 per share. In October 2018, the underwriters of the IPO exercised in part their option to purchase 200,482 additional shares of the Company’s common stock at an offering price of $16.00 per share. The Company’s aggregate gross proceeds from the sale of shares in the IPO, including the option, was $123.2 million before underwriting fees and expenses of $12.0 million.

On October 1, 2018, all of the outstanding shares of convertible preferred stock automatically converted into 19,697,928 shares of common stock at the applicable conversion ratio then in effect.  Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018 and 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 26, 2019 (the Annual Report). The condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is effective for years beginning after December 15, 2018 and is to be applied using a modified retrospective approach applied at the beginning of the earliest comparative period in the financial statements or in the year of adoption with a cumulative effect to the opening balance of retained earnings. The Company adopted the new guidance as of January 1, 2019 using the modified retrospective adoption method in which it did not restate prior periods. The Company elected the practical expedient to include both lease and non-lease components as a single component and account for it as a lease. In adopting the standard, the Company also elected to utilize several other practical expedients, including not reassessing contracts for classification as a lease, not having to reassess the lease classification of existing leases, and not reassessing the initial direct costs of existing leases. The adoption of this standard resulted in the recognition of right-of-use assets and related lease liabilities of approximately $2.4 million related to its operating lease commitments on the Condensed Consolidated Balance Sheet as of January 1, 2019.

In June 2018, the FASB issued ASU No. 2018-07, Improvements in Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards to nonemployees with the accounting for share-based awards to employees. ASU 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company adopted ASU 2018-07 in the first quarter of 2019. The adoption of the standard was immaterial to the accompanying condensed consolidated financial statements.

During the three months ended March 31, 2019, there were no other changes to the Company’s significant accounting policies as described in Note 2 to the financial statements included in the Company’s condensed consolidated financial statements as of December 31, 2018 and 2017 and for the years then ended included in the Annual Report.

3. Research Collaboration and License Agreements

In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer, Inc. (the Pfizer Agreement). Under the terms of the Pfizer Agreement, the Company received an upfront non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the agreement. These payments are being recognized as revenue over the total estimated period of performance. The Company is also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the agreement. Pfizer exercised an option for $2.5 million in December 2018 and the amount was included in accounts receivable at December 31, 2018. The option will be recognized as revenue over the estimated period of performance. The Company is also entitled to receive up to $225 million in development milestone payments and up to $550 million in sales-based milestone payments for all designated targets under the Pfizer Agreement, as well as tiered royalties based on sales.

In September 2015, the Company entered into an Option and License Agreement with Genentech, Inc. and F. Hoffman-La Roche Ltd. (together, Genentech) (the Genentech Agreement). During 2015, the Company received an upfront non-refundable payment of $11.0 million in exchange for use of the Company’s technology license and to fund Genentech-related research as defined within the Genentech Agreement. In November 2017, the Company entered into an Amended and Restated Option, License, and Collaboration Agreement with Genentech, Inc. and F. Hoffman-La Roche Ltd. (the Genentech Modification), amending the Genentech Agreement. Under the Genentech Modification, the Company received additional upfront non-refundable payments of $34.5 million to fund Genentech-related research and Genentech has the right to designate up to ten targets. The Company is eligible to receive up to $27.5 million in additional expansion target payments if Genentech exercises its options on all remaining targets. Upfront non-refundable payments are recognized as revenue over the total estimated period of performance. The Company is eligible to receive up to $44.0 million per target in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestones based on sales thresholds as well as tiered royalties based on sales.

Information about contract liabilities is as follows:

	March 31,	December 31,
	2019	2018
Contract liabilities	$49,534,182	$53,550,671
Revenues recognized in the period from:
Amounts included in deferred revenue in previous periods	$4,016,489	$13,553,136

Changes in deferred revenue from December 31, 2018 to March 31, 2019 were due to $4.0 million of revenue recognized on the research collaboration and license agreements.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2019 was $49.5 million, which is expected to be recognized as revenue for the years ending December 31 are:

Remainder of 2019	$12.0
2020	13.6
2021	13.5
2022	8.6
2023	1.8
$49.5

4. Fair Value Measurements

Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. ASC 825, Financial Instruments, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The Company’s principal financial instruments are comprised of cash, marketable securities, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of all financial instruments approximates fair value. The three levels of valuation hierarchy are defined as follows:

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

The Company’s marketable securities consist of corporate bonds and a government bond which are adjusted to fair value each balance sheet date, based on quoted prices, which are considered Level 2 inputs. The fair value of the preferred unit warrant liability was measured on a recurring basis and was considered a Level 3 instrument in the fair value hierarchy. See Note 8 for a description and terms of the warrant, the valuation method used and significant assumptions used in the valuation.

The following is a summary of the Company’s available-for-sale securities as of March 31, 2019 and December 31, 2018:

March 31, 2019			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2019-2020	$139,869,860	76,719	—	$139,946,579
Government bonds	2019	2,975,341	5,909	—	2,981,250
Corporate bonds	2020	3,250,033	—	(2,597)	3,247,436
		$146,095,234	$82,628	$(2,597)	$146,175,265

December 31, 2018			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2019	$154,859,427	—	(165,630)	$154,693,797
Government bonds	2019	2,966,262	2,778	—	2,969,040
Corporate bonds	2020	27,029,673	—	(54,870)	26,974,803
		$184,855,362	2,778	(220,500)	$184,637,640

The following tables summarize the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis:

March 31, 2019
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$143,194,015	$—	$143,194,015
Government bonds	$—	$2,981,250	$—	$2,981,250

December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$181,668,600	$—	$181,668,600
Government bonds	$—	$2,969,040	$—	$2,969,040

5. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following at:

	March 31, 2019	December 31, 2018
Laboratory equipment	$4,469,663	$3,757,265
Office equipment	649,824	577,418
Leasehold improvements	1,085,999	981,884
	6,205,486	5,316,567
Less: accumulated depreciation	(1,977,999)	(1,733,531)
Property, equipment and leasehold improvements, net	$4,227,487	$3,583,036

Depreciation expense totaled $246,158 and $123,028 for the three months ended March 31, 2019 and 2018, respectively.

6. Right to Use Assets and Liabilities

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in the condensed consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate was 5.1%. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Some of our leases include options to extend or terminate the lease. The Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option.

The Company has operating leases for its corporate office and certain equipment, which expire no later than December 31, 2022. The leases have a weighted average remaining term of 3.7 years. Maturities of lease liabilities for the years ending December 31 are:

2019	$450,816
2020	839,555
2021	840,498
2022	823,403
Total lease payments	2,954,272
Less: imputed interest	(282,895)
Total	$2,671,377

The amortization of the ROU assets for the three months ended March 31, 2019 was $180,398.

Prior to January 1, 2019, the Company accounted for its leases in accordance with ASC Topic 840, Leases. At December 31, 2018, the Company was committed under operating leases for its corporate office and certain equipment. As previously disclosed in the Annual Report and under previous lease accounting guidance, future minimum lease payments under non-cancelable operating leases as of December 31, 2018 totaled $2,885,594, comprised of $705,606 for 2019, $731,541 for 2020 and 2021, and $716,906 for 2022.

7. Accrued Expenses

Accrued expenses consisted of the following at:

	March 31, 2019	December 31, 2018
Employee expenses	$1,744,826	$2,795,205
Research and development expenses	427,907	357,148
Professional fees and other	774,823	848,923
	$2,947,556	$4,001,276

8. Long-Term Debt

In August 2013, the Company entered into a Loan Agreement (Loan) and a Stock Subscription Warrant, with Connecticut Innovations, Incorporated (CII). Under the Loan, the Company can draw up to $750,000 for the purpose of purchasing laboratory equipment, information technology equipment and leasehold improvements. Leasehold improvements are limited to $100,000. Interest on the Loan is compounded on a monthly basis at a rate of 7.50% per annum and is required to be paid on a monthly basis beginning on the date of the first draw of funds for 10 months, then with principal payments beginning on June 1, 2015 and payable monthly until the maturity date of July 31, 2019. The Company has the ability to prepay the amount due at any time prior to the maturity date without premium or penalty. The Loan is secured by substantially all of the Company’s assets. As of March 31, 2019 and December 31, 2018, the amount outstanding under the Loan was $124,068 and $169,610, respectively. At March 31, 2019 and December 31, 2018, the total unamortized debt discount on the Loan totaled $4,120 and $7,210, respectively. Interest expense recorded related to the amortization of the debt discount in each of the three months ended March 31, 2019 and 2018 was $3,090.

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

In connection with an Assistance Agreement with the State of Connecticut (Assistance Agreement) entered into in 2014, under which all the borrowings by the Company were forgiven in accordance with the Assistance Agreement, the Company is required to be located in the State of Connecticut through January 2024, with a default penalty of repayment of the full original funding amount of $2.5 million plus liquidated damages of 7.5%.

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

Anticipated future minimum payments on long-term debt for the years ending December 31 are:

2019	$124,068
2023	92,480
2024	377,516
Beyond	1,530,004
Total	$2,124,068

During the three months ended March 31, 2019 and 2018, interest expense was $23,638 and $10,669, respectively.

9. Incentive Equity Plans

In the Fourth Amendment to the Company’s Incentive Share Plan (the Incentive Plan) adopted in March 2018, the Company was authorized to issue up to an aggregate of 6,199,477 incentive units pursuant to the Incentive Plan. Generally, incentive units were granted at no less than fair value as determined by the board of managers and had vesting periods ranging from one to four years. The Incentive Plan was terminated in September 2018. In September 2018, the Company’s board of directors adopted and the Company’s stockholders approved the 2018 Stock Incentive Plan (the 2018 Plan), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s IPO. The number of common shares initially available for issuance under the 2018 Plan is the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181) issued in respect of incentive units granted under the Incentive Plan that are subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lowest of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s board of directors. The increase in the number of authorized shares for the fiscal year ending December 31, 2019 was 1,293,510.

During the three months ended March 31, 2019, the Company granted 1,052,906 stock options to purchase shares of common stock to employees and directors at a weighted average fair value of $12.50 per share. During the three months ended March 31, 2019, the Company also granted 176,841 restricted stock units, which vest annually over four years.

During the three months ended March 31, 2019, the Company recognized compensation expense of $4,801,097 relating to the issuance of employee and director incentive awards, and at March 31, 2019, there was $22,186,399 of compensation expense that is expected to be amortized over a weighted average period of approximately two years.

During the three months ended March 31, 2019, the Company recognized compensation expense of $376,351 relating to incentive share awards for consultants and, at March 31, 2019, there was $1,120,815 of compensation expense remaining to be amortized over a weighted average period of approximately 1.5 years.

The fair value of the incentive units granted during the three months ended March 31, 2018 was determined using the Black-Scholes option pricing model with the following assumptions:

March 31, 2018
Expected volatility	66.0%
Expected term (years)	6.0
Risk free interest rate	2.6%
Expected dividend yield	0%
Fair value of underlying common units	$1.08

The fair value of the underlying common units was utilized as the exercise price within the Black-Scholes option pricing model.

The fair value of the stock options granted during the three months ended March 31, 2019 was determined using the Black-Scholes option pricing model with the following assumptions:

March 31, 2019
Expected volatility	70.5%
Expected term (years)	5.8-7.0
Risk free interest rate	2.6%
Expected dividend yield	0%
Exercise price	$18.32-20.49

Given the Company’s common stock has not been trading for a sufficient period of time, the Company utilizes a collection of volatilities of peer companies to estimate the expected volatility of its common stock. The expected term is calculated utilizing the simplified method.

The following table provides a summary of the restricted stock grant activity under the Incentive Plan during the three months ended March 31, 2019. These amounts include restricted stock granted to employees, directors and consultants.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at December 31, 2018	1,102,289	$16.00
Vested	(133,724)	$16.00
Forfeited	(11,180)	$16.00
Unvested restricted stock at March 31, 2019	957,385	$16.00

The following table provides a summary of the stock option activity under the 2018 Plan during the three months ended March 31, 2019. These amounts include stock options granted to employees, directors and consultants.

	Options	Weighted Average Fair Value
Outstanding at December 31, 2018	2,273,024	$9.88
Granted	1,052,906	$12.50
Forfeited	(25,352)	$9.65
Outstanding at March 31, 2019	3,300,578	$10.71
Exercisable at March 31, 2019	640,354	$9.70

The following table provides a summary of the restricted stock unit activity under the 2018 Plan during the three months ended March 31, 2019. These amounts include restricted stock units granted to employees.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2018	—	$—
Granted	176,841	$19.36
Unvested restricted stock units at March 31, 2019	176,841	$19.36

At March 31, 2019, there were 776,697 restricted shares under the Incentive Plan and 2,838,860 stock options under the 2018 Plan that vested and are expected to vest.

10. Income Taxes

The Company’s effective tax rate was 0.0% for the three months ended March 31, 2019 and 2018. The primary reconciling items between the federal statutory rate of 21.0% and 34.0% for the three months ended March 31, 2019 and 2018, respectively, and the Company’s overall effective tax rate of 0.0% was the effect of the valuation allowance recorded against the full amount of its net deferred tax assets.

Valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.

The Company is subject to tax in the U.S. Federal jurisdiction and the states of Connecticut and Massachusetts. The Company pays franchise tax in the states mentioned above due to its loss position. As a result, there is no state income tax provision recorded for the three months ended March 31, 2019 and 2018.

11. Net Loss Per Common Share/Unit

Basic and diluted loss per common share/unit were calculated as follows:

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(14,404,492)	$(4,150,386)
Change in redemption value of preferred units	—	(71,482,098)
Net loss attributable to common shares/units—basic and diluted	$(14,404,492)	$(75,632,484)
Weighted average number of common shares/units outstanding, basic and diluted	31,325,516	1,897,544
Net loss per common share/unit	$(0.46)	$(39.86)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per common share/unit as the effect would be to reduce the net loss per common share/unit. The incentive units that converted into restricted shares have been excluded from basic loss per unit given that the incentive units had no obligation to share in losses and have been excluded from dilutive loss per share due to their anti-dilutive effect. The following common share/unit equivalents have been excluded from the calculations of diluted loss per common share/unit because their inclusion would have been antidilutive for the periods ended March 31:

	2019	2018
Redeemable convertible preferred units	—	19,664,047
Incentive units	—	3,829,224
Restricted stock	957,385	—
Stock options	3,300,578	—
Restricted stock units	176,841	—
Preferred unit warrant	—	33,881
	4,434,804	23,527,152

12. Related Parties

Dr. Craig Crews, founder of the Company and the Chief Scientific Advisor to the Company, is a common shareholder in the Company and has a consulting agreement with the Company. The Company entered into an amendment to the amended and restated consulting agreement with Professor Crews, which became effective upon the closing of the IPO and continues in effect for three years. Pursuant to the amendment, Professor Crews will be paid $20,833 per month for his services. During the three months ended March 31, 2019 and 2018, the Company paid Professor Crews $62,500 and $37,500, respectively, related to his consulting agreement. In connection with the conversion of incentive units, the Company also granted Professor Crews 235,150 options to purchase common stock at an exercise price of $16.00 per share, vesting over three years.

In July 2016, the Company entered into a Corporate Sponsored Research Agreement (SRA) with Yale University (Yale), under the direction of Professor Crews, which was amended in April 2018. The amended SRA extended the agreement until April 2021 and amended the scope of work. The amended SRA requires quarterly payments of $250,000 through the end of the agreement. The total payments made under the SRA for the three months ended March 31, 2019 and 2018 were $250,000 and $101,161, respectively. During the three months ended March 31, 2019 and 2018, the Company also paid Yale $116,027 and $7,224, respectively, for reimbursable patent costs.

During the three months ended March 31, 2019, in connection with the Company’s license agreement with Yale, the Company met a milestone triggering a $50,000 payment to Yale upon the initiation of the Phase 1 clinical trial for ARV-110.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and operating results together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 26, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in or implied by these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We are a biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies to degrade disease-causing proteins. We use our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We believe that our targeted protein degradation approach is a new therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. Our small molecule PROTAC technology has the potential to address a broad range of intracellular disease targets, including those representing the up to 80% of proteins that cannot be addressed by existing small molecule therapies, commonly referred to as undruggable targets. We are using our PROTAC platform to build an extensive pipeline of protein degradation product candidates to target diseases in a wide range of organ systems and tissues. We are advancing ARV-471 into Phase 1 clinical trials and, in the first quarter of 2019, we initiated a Phase 1 clinical trial for ARV-110 in men with metastatic castration-resistant prostate cancer, or mCRPC, and we expect to initiate a Phase 1 clinical trial for ARV-471 in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer in the third quarter of 2019.

Our two lead product candidates are ARV-110 and ARV-471. We are developing ARV-110, a PROTAC targeted protein degrader targeting the androgen receptor protein, or AR, for the treatment of men with mCRPC. In the first quarter of 2019, we initiated a Phase 1 trial and we expect to receive preliminary clinical data in the second half of 2019. We are developing ARV-471, a PROTAC targeted protein degrader targeting the estrogen receptor protein, or ER, for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We expect to submit an investigational new drug, or IND, application to the U.S. Food and Drug Administration, or FDA, for ARV-471 in the second quarter of 2019, initiate a Phase 1 trial in the third quarter of 2019 and receive preliminary clinical data in 2020.

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Through March 31, 2019, we raised approximately $235.1 million in gross proceeds from the sale of common stock, and series A, series B and series C convertible preferred units, and had received an aggregate of $92.0 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut.

We are a development stage company and ARV-110 is in Phase 1 clinical trials. ARV-471 is expected to enter Phase 1 clinical trials in the third quarter of 2019 and our other research initiatives are at a preclinical stage of development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net loss was $14.4 million for the three months ended March 31, 2019, $41.5 million for the year ended December 31, 2018 and $24.0 million for the year ended December 31, 2017. As of March 31, 2019, we had an accumulated deficit of $316.7 million.

Our total operating expenses were $19.8 million for the three months ended March 31, 2019, $58.1 million for the year ended December 31, 2018 and $32.3 million for the year ended December 31, 2017. We anticipate that our expenses will increase substantially due to costs associated with our preclinical and clinical activities for ARV-110 and ARV-471, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our preclinical and clinical studies, as well as other associated costs including the management of our intellectual property portfolio.

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

Pfizer License Agreement

In December 2017, we entered into a Research Collaboration and License Agreement with Pfizer, Inc., or Pfizer, setting forth our collaboration to identify or optimize PROTAC targeted protein degraders that mediate for degradation of Targets, using our proprietary platform technology that are identified in the agreement or subsequently selected by Pfizer, subject to certain exclusions. We refer to this agreement as the Pfizer Collaboration Agreement.

Under the Pfizer Collaboration Agreement, Pfizer has designated a number of initial Targets. For each identified Target, we and Pfizer will conduct a separate research program pursuant to a research plan. Pfizer may make substitutions for any of the initial Target candidates, subject to the stage of research for such Target.

In the year ended December 31, 2018, we received an aggregate of $28.0 million in upfront payments and certain additional payments under the terms of the Pfizer Collaboration Agreement. We are also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all Targets under the agreement. Pfizer exercised an option for $2.5 million in December 2018 and the amount was received in January 2019. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated Targets under the agreement, as well as mid- to high-single digit tiered royalties based on sales of PROTAC targeted protein degrader-related products, which may be subject to reductions.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:

•	salaries, benefits and other related costs, including equity-based compensation expense, for personnel engaged in research and development functions;
•

expenses incurred under agreements with third parties, including contract research organizations and other third parties that conduct research and preclinical activities on our behalf as well as third parties that manufacture our product candidates for use in our preclinical and potential future clinical trials;

•	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
•	the costs of laboratory supplies and developing preclinical studies and clinical trial materials;
•	facility-related expenses, which include direct depreciation costs of equipment and allocated expenses for rent and maintenance of facilities and other operating costs; and
•	third-party licensing fees.

We expense research and development costs as incurred.

We typically use our employee and infrastructure resources across development programs, and as such, do not track our internal research and development expenses on a program-by-program basis. We track outsourced development costs and certain personnel costs by product candidate. Other internal costs are not allocated.

The following table summarizes our research and development expenses by product candidate or development program:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
AR program development costs	$2,856	$2,188
ER program development costs	1,794	747
Other research and development costs	9,540	4,208
Total research and development costs	$14,190	$7,143

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we conduct clinical trials for ARV-110 and advance ARV-471 into clinical trials and continue to discover and develop additional product candidates.

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

Interest Income (Expense)

Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest income has increased in 2019 as we invest our excess cash from the proceeds of our initial public offering, series C financing and the payments received under the collaboration agreements. Interest expense consists of interest paid or accrued on our outstanding debt. Interest expense was approximately $24,000 and $11,000 for the three months ended March 31, 2019 and 2018, respectively. Interest expense has increased in 2019 with the additional interest payment on the State of Connecticut partially forgivable loan borrowed in September 2018.

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

As of March 31, 2019, Arvinas, Inc. had five wholly owned subsidiaries organized as C-corporations: Arvinas, Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., Arvinas BRD4, Inc. and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes. Net operating loss carryforwards are generated from the C-corporation subsidiaries’ filings. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.

In December 2017, the United States enacted the Tax Cuts and Jobs Act, or TCJA. The TCJA significantly changes U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our significant accounting policies and recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and Note 2 to the financial statements included in our condensed consolidated financial statements as of December 31, 2018 and 2017 and for the years then ended included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 26, 2019.

Results of Operations

Comparison of Three Months ended March 31, 2019 and 2018

Revenues

Revenues for the three months ended March 31, 2019 were $4.0 million, compared with $4.1 million for the three months ended March 31, 2018. Revenues are generated from the license and rights to technology fees and research and development activities related to the Pfizer Collaboration Agreement that was initiated in January 2018 and the Restated Genentech Agreement that was initiated in November 2017.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2019 were $14.2 million, compared with $7.1 million for the three months ended March 31, 2018. The increase of $7.1 million was primarily due to an increase in equity compensation expense of $2.5 million, direct external research expenses of $0.6 million related to our ER and AR programs, and $4.0 million related to our platform and exploratory targets expenses and other research and development costs. The increase in equity compensation is primarily due to new incentive awards granted at the time of the initial public offering. Lead optimization costs and IND enabling costs for our AR program decreased, offset by an increase in clinical trial costs as we initiated our Phase 1 clinical trial for ARV-110 in the first quarter of 2019. The increase in platform and exploratory targets spending was primarily related to costs associated with the development programs in collaboration with Genentech and Pfizer and our continued investment in our wholly-owned exploratory programs.

General and Administrative Expenses

General and administrative expenses were $5.6 million for the three months ended March 31, 2019, compared with $1.2 million for the three months ended March 31, 2018. The increase of $4.4 million was primarily due to an increase of $3.2 million related to employee expenses, including equity compensation expense of $2.5 million, and $0.9 million related to patent and corporate legal fees, corporate insurance and other professional fees and expenses related to our becoming a public company in the fourth quarter of 2018.

Other Income (Expenses)

Other income (expenses) was $1.4 million for the three months ended March 31, 2019, compared with $0.1 million for the three months ended March 31, 2018. The increase of $1.3 million was primarily due to an increase in interest income of $1.0 million. The increase in interest income was the result of our higher average cash, cash equivalent and short-term investment balances for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to the proceeds from the initial public offering and Series C financing in 2018.

Liquidity and Capital Resources

Sources of Liquidity

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Through March 31, 2019, we raised approximately $235.1 million in gross proceeds from the sale of common stock, and series A, series B and series C convertible preferred units, and had received an aggregate of $92.0 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut. In October 2018, we completed our IPO in which we issued and sold an aggregate of 7,700,482 shares of common stock, including 200,482 additional shares of common stock at a subsequent closing upon the exercise in part by the underwriters of their option to purchase additional shares at a public offering price of $16.00 per share, for aggregate gross proceeds of $123.2 million before fees and expenses.

Cash Flows

Our cash, cash equivalents and marketable securities totaled $175.0 million as of March 31, 2019 and $187.8 million as of December 31, 2018. We had outstanding loan balances of $2.1 million as of March 31, 2019 and $2.2 million as of December 31, 2018.

The following table summarizes our sources and uses of cash for the period presented:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by (used in) operating activities	$(12,732)	$19,299
Net cash provided by (used in) investing activities	38,374	(44,339)
Net cash provided by (used in) financing activities	(46)	54,958
Increase in cash and cash equivalents	$25,596	$29,918

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $12.7 million, primarily due to our net loss of $14.4 million, a reduction in deferred revenue of $4.0 million, and a decrease in accounts payable and accrued expenses of $2.8 million, partially offset by non-cash charges of $5.6 million and the receipt of $2.8 million in collaboration partner payments. The reduction in deferred revenue is due to revenue recognized in the period. Non-cash charges were primarily stock compensation expense of $5.2 million and depreciation and amortization of $0.2 million.

Net cash provided by operating activities for the three months ended March 31, 2018 was $19.3 million, attributable to a $25.0 million up-front payment received from a collaboration partner and previously recorded as an account receivable, partially offset by our net loss of $4.2 million, a decrease in deferred revenue of $1.1 million and a net decrease in accounts payable and accrued expenses of $0.6 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2019 was $38.4 million, attributable to the maturities of marketable securities in excess of new purchases of marketable securities of $38.8 million, partially offset by purchases of property and equipment of $0.4 million.

Net cash used in investing activities for the three months ended March 31, 2018 was $44.3 million, attributable to the net investment of excess cash in marketable securities of $43.7 million and the purchase of property and equipment of $0.6 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 was $0.1 million, attributable to the payments on our long-term debt.

Net cash provided by financing activities for the three months ended March 31, 2018 of $55.0 million was attributable to the net proceeds from the sale of Series C preferred units, partially offset by payments on our long-term debt.

Funding Requirements

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. In addition, we expect to continue to incur additional costs associated with operating as a public company.

Specifically, we anticipate that our expenses will increase substantially if and as we:

•	continue a Phase 1 clinical trial of our product candidate, ARV-110, in men with mCRPC;
•	initiate a planned Phase 1 clinical trial of our product candidate, ARV-471, in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer;
•	apply our PROTAC platform to advance additional product candidates into preclinical and clinical development;
•	expand the capabilities of our PROTAC platform;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel; and
•

add operational, financial and management information systems and personnel to support our research, product development and future commercialization efforts and support our operations as a public company.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Borrowings

In August 2013, we entered into a Loan Agreement, or Loan, with Connecticut Innovations, Incorporated, or CII, the strategic venture capital arm and a component unit of the State of Connecticut. Under the Loan, we borrowed $750,000 for the purchase of laboratory equipment, information technology equipment and leasehold improvements. Interest on the Loan is compounded on a monthly basis at a rate of 7.50% per annum. The Loan provided for monthly, interest-only payments for ten months. Beginning on June 1, 2015 we were required to make monthly principal and interest payments through July 31, 2019. We can prepay the amount due at any time without premium or penalty. The Loan is secured by substantially all of our assets. The amount outstanding under the Loan was $0.1 million as of March 31, 2019 and $0.2 million as of December 31, 2018. In connection with the issuance of the Loan, we granted CII a warrant to purchase 33,881 of our series A preferred units at a purchase price of $0.6811 per unit, with a seven-year term from the date of issuance. The warrant was exercised in July 2018.

In January 2014, we entered into an Assistance Agreement with the State of Connecticut, or the 2014 Assistance Agreement. Under the terms of the 2014 Assistance Agreement, we borrowed $2.5 million. Borrowings under the 2014 Assistance Agreement were forgivable if we maintained a minimum number of full time jobs in the State of Connecticut for a minimum period at a minimum annual salary. Effective in March 2016, the full principal amount under the 2014 Assistance Agreement was forgiven. While borrowings under the 2014 Assistance Agreement have been forgiven, we remain subject to an ongoing covenant to be located in the State of Connecticut through January 2024. Upon violation of this covenant we would be required to repay the full original funding amount of $2.5 million plus liquidated damages of 7.50%.

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

Pursuant to our license agreement with Yale University, or Yale, we are required to pay Yale, subject to the achievement of specified development and regulatory milestones, payments aggregating up to approximately $3.0 million for the first licensed product and up to approximately $1.5 million for the second licensed product. We are not required to make any milestone payments for any licensed products beyond the first two. While the agreement remains in effect, we are required to pay Yale low-single digit royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions. We met one milestone triggering a $50,000 payment to Yale upon the initiation of the Phase 1 clinical trial for ARV-110.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Interest income earned on these assets was $1.2 million and $0.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At March 31, 2019, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk. A 1% change in interest rates could affect our interest income by $0.4 million in a quarter based on the balance of our marketable securities at March 31, 2019. Our outstanding debt was $2.1 million and $2.2 million as of March 31, 2019 and December 31, 2018, respectively, and carries a fixed interest rate of 3.25% per annum on $2.0 million of the outstanding debt and 7.50% per annum on $0.1 million of the outstanding debt.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 26, 2019. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.

Our net loss was $14.4 million for the three months ended March 31, 2019, $41.5 million for the year ended December 31, 2018 and $24.0 million for the year ended December 31, 2017. As of March 31, 2019, we had an accumulated deficit of $316.7 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. We are still in the early stages of development of our product candidates and initiated our first clinical trial in the first quarter of 2019. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue a Phase 1 clinical trial of our product candidate, ARV-110, in men with metastatic castration-resistant prostate cancer, or mCRPC;
•	initiate a planned Phase 1 clinical trial of our product candidate, ARV-471, in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer;
•	apply our PROTAC platform to advance additional product candidates into preclinical and clinical development;
•	expand the capabilities of our PROTAC platform;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel; and
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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our Phase 1 clinical trial of ARV-110, prepare for and initiate our planned Phase 1 clinical trial of ARV-471, advance our neurodegenerative programs and continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We had cash, cash equivalents and marketable securities of approximately $175.0 million as of March 31, 2019, $187.8 million as of December 31, 2018 and $39.2 million as of December 31, 2017. We believe that our cash, cash equivalents and marketable securities as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. In the first quarter of 2019, we initiated our first Phase 1 clinical trial for a product candidate, ARV-110. All of our other product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our PROTAC technology platform is a relatively new technology. Our future success depends on the successful development of this novel therapeutic approach. Prior to the initiation of our Phase 1 clinical trial for ARV-110, no product candidates that use a chimeric small molecule approach to protein degradation, such as our PROTAC targeted protein degraders, had been tested in humans. No product candidates of this type have been approved in the United States or Europe, and the data underlying the feasibility of developing chimeric small molecule-based therapeutic products is both preliminary and limited. We have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. We have not yet completed a clinical trial of any product candidate and we have not yet assessed safety of any product candidate in humans. As such, there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

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

We are very early in our development efforts. In the first quarter of 2019, we initiated our first Phase 1 clinical trial for a product candidate, ARV-110. All of our other product candidates are still in preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

In the first quarter of 2019, we initiated our first Phase 1 clinical trial for a product candidate, ARV-110. All of other our product candidates are in preclinical development.  The risk of failure for our product candidates is high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned Investigational New Drug Applications, or INDs, in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs.

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

In the first quarter of 2019, we initiated our first Phase 1 clinical trial for a product candidate, ARV-110. We have not otherwise evaluated any product candidates in human clinical trials. Moreover, we are not aware of any clinical trials conducted by others involving chimeric small molecules, such as our PROTAC targeted protein degraders. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that our PROTAC technology will not cause undesirable side effects.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we have initiated a Phase 1 clinical trial of ARV-110 for men with mCRPC and we are preparing to advance ARV-471 into a Phase 1 clinical trial for patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We cannot predict how difficult it will be to enroll patients for trials in these indications. Therefore, our ability to identify and enroll eligible patients for ARV-110 and ARV-471 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:

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

We intend to conduct a Phase 1b clinical trial with ARV-471 for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer for use in combination with a CDK 4/6 inhibitor, such as palbociclib, once a recommended dose is identified from the dose-escalation portion of the ARV-471 Phase 1 clinical trial. We did not develop or obtain marketing approval for, nor do we manufacture or sell, any of the currently approved drugs that we may study in combination with ARV-471. If the FDA or similar regulatory authorities outside of the United States revoke their approval of the drug or drugs in combination with which we determine to develop ARV-471, we will not be able to market ARV-471 in combination with such revoked drugs.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one of the U.S. patents covering each of such product candidates or the use thereof may be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act. The period of extension may be up to five years beyond the expiration date of a patent but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product. Similar patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement, which has proven to be extremely difficult to date, Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. For example, the British government has begun negotiating the terms of the United Kingdom’s withdrawal from the European Union. It is unclear what impact Brexit may have, if any, on the development and commercialization of our product candidates, although the first practical effects of Brexit on healthcare were felt in November 2017 when European Union member states voted to move the EMA, the European Union’s regulatory body, from London to Amsterdam. Operations in Amsterdam are slated to commence by March 30, 2019, although the move itself could cause significant disruption to the regulatory approval process in Europe. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

As of March 31, 2019, we had 93 full-time employees, including 76 employees engaged in research and development. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing more than a majority of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

In addition to the above reduced disclosure requirements applicable to EGCs, as a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements in our Annual Report on Form 10-K, with correspondingly reduced “Management's Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

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

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not issue any securities that were not registered under Securities Act during the three months ended March 31, 2019.

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

As of March 31, 2019, we had used approximately $8.7 million of the net offering proceeds, primarily to fund the advancement of our androgen receptor program, or AR program, and estrogen receptor program, or ER program, as well as for working capital and general corporate purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 27, 2018.

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
10.1

Third Amendment to Lease between Arvinas Operations, Inc. and Science Park Development Corporation, dated March 12, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on March 15, 2019).

10.2†

Amendment No. 4 to License Agreement between Yale University and Arvinas Operations, Inc. (formerly Arvinas, Inc.) dated January 9, 2019 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 26, 2019).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
**	furnished herewith

† Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arvinas, Inc.

Date: May 9, 2019	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Sean Cassidy
Sean Cassidy
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)