Form 10-Q
period 2019-06-30
ARVINAS, INC.
filed 2019-08-05
CIK 1655759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 001-38672

ARVINAS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2566120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Science Park 395 Winchester Ave. New Haven, Connecticut	06511
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 535-1456

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	ARVN	The Nasdaq Stock Market LLC

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

As of July 30, 2019, the registrant had 33,717,343 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Arvinas, INC. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$11,342,178	$3,190,056
Marketable securities	147,831,005	184,637,640
Account receivable	—	2,775,831
Other receivables	1,402,085	2,255,966
Prepaid expenses and other current assets	2,685,820	2,818,286
Total current assets	163,261,088	195,677,779
Property, equipment and leasehold improvements, net	6,366,491	3,583,036
Operating lease right of use assets	2,397,789	—
Other assets	20,760	20,760
Total assets	$172,046,128	$199,281,575
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,411,471	$2,758,184
Accrued expenses	3,998,974	4,001,276
Deferred revenue	14,815,957	16,065,957
Current portion of long-term debt	71,499	154,461
Current portion of operating lease liability	647,872	—
Total current liabilities	20,945,773	22,979,878
Deferred revenue	30,701,736	37,484,714
Long term debt, net of current portion	2,000,000	2,000,000
Operating lease liability	1,893,359	—
Other noncurrent liability	—	150,000
Total liabilities	55,540,868	62,614,592
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 31,523,474 and 31,235,458 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	31,524	31,236
Accumulated deficit	(333,833,758)	(302,264,619)
Additional paid-in capital	450,007,344	439,118,089
Accumulated other comprehensive income (loss)	300,150	(217,723)
Total stockholders’ equity	116,505,260	136,666,983
Total liabilities and stockholders’ equity	$172,046,128	$199,281,575

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

Condensed Consolidated Statements of Operations	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$4,016,489	$3,399,895	$8,032,979	$7,508,491
Operating expenses:
Research and development	16,000,638	10,337,835	30,190,996	17,481,652
General and administrative	6,440,779	1,579,605	12,081,409	2,826,492
Total operating expenses	22,441,417	11,917,440	42,272,405	20,308,144
Loss from operations	(18,424,928)	(8,517,545)	(34,239,426)	(12,799,653)
Other income (expenses)
Other income, net	191,729	130,945	434,850	258,394
Change in fair value of preferred unit warrant	—	2,516	—	(193,779)
Interest income	1,091,331	539,413	2,281,853	750,650
Interest expense	(22,778)	(9,871)	(46,416)	(20,540)
Total other income	1,260,282	663,003	2,670,287	794,725
Net loss	(17,164,646)	(7,854,542)	(31,569,139)	(12,004,928)
Change in fair value of redeemable convertible preferred units	—	(14,834,049)	—	(86,316,147)
Net loss attributable to common shares/units	$(17,164,646)	$(22,688,591)	$(31,569,139)	$(98,321,075)
Net loss per common share/unit, basic and diluted	$(0.55)	$(11.96)	$(1.01)	$(51.81)
Weighted average common shares/units outstanding, basic and diluted	31,440,051	1,897,544	31,408,658	1,897,544

Condensed Consolidated Statements of Comprehensive Loss	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(17,164,646)	$(7,854,542)	$(31,569,139)	$(12,004,928)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	220,119	(28,831)	517,873	(86,863)
Comprehensive loss	$(16,944,527)	$(7,883,373)	$(31,051,266)	$(12,091,791)

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Redeemable Convertible Preferred Units/Shares and Changes in Members’/Stockholders’ Equity (unaudited)

	Series A		Series B		Series C
	Redeemable		Redeemable		Redeemable
	Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred
	Units	Amount	Units	Amount	Units	Amount
Balance at April 1, 2018	22,463,665	$59,528,712	24,977,489	$73,433,818	—	$—
Incentive unit-based compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Change in redemption value of redeemable convertible preferred units	—	6,289,826	—	5,744,822	—	2,799,401
Issuance of Series C redeemable convertible preferred units	—	—	—	—	16,467,066	55,000,001
Unrealized loss on available-for-sale securities	—	—	—	—	—	—
Balance at June 30, 2018	22,463,665	$65,818,538	24,977,489	$79,178,640	16,467,066	$57,799,402
Balance at April 1, 2019	—	$—	—	$—	—	$—
Stock-based compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Restricted stock vesting	—	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—
Balance at June 30, 2019	—	$—	—	$—	—	$—

									Accumulated	Total
								Additional	Other	Stockholders'/
	Common		Common		Incentive		Accumulated	Paid-in	Comprehensive	Members’
	Units	Amount	Shares	Amount	Units	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at April 1, 2018	1,897,544	$6,167	—	$—	3,829,223	$1,333,149	$(138,049,881)	$—	$(67,783)	$(136,778,348)
Incentive unit-based compensation	—	—	—	—	1,509,850	979,873	—	—	—	979,873
Net loss	—	—	—	—	—	—	(7,854,542)	—	—	(7,854,542)
Change in redemption value of redeemable convertible preferred units	—	—	—	—	—	—	(14,834,049)	—	—	(14,834,049)
Issuance of Series C redeemable convertible preferred units	—	—	—	—	—	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(28,831)	(28,831)
Balance at June 30, 2018	1,897,544	$6,167	—	$—	5,339,073	$2,313,022	$(160,738,472)	$—	$(96,614)	$(158,515,897)
Balance at April 1, 2019	—	$—	31,368,864	$31,369	—	$—	$(316,669,112)	$444,295,404	$80,031	$127,737,692
Stock-based compensation	—	—	—	—	—	—	—	5,312,607	—	5,312,607
Net loss	—	—	—	—	—	—	(17,164,646)	—	—	(17,164,646)
Restricted stock vesting	—	—	129,642	130	—	—	—	(130)	—	—
Proceeds from exercise of stock options	—	—	24,968	25	—	—	—	399,463	—	399,488
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	220,119	220,119
Balance at June 30, 2019	—	$—	31,523,474	$31,524	—	$—	$(333,833,758)	$450,007,344	$300,150	$116,505,260

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Redeemable Convertible Preferred Units/Shares and Changes in Members’/Stockholders’ Equity (unaudited)

	Series A		Series B		Series C
	Redeemable		Redeemable		Redeemable
	Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2017	22,463,665	$19,768,025	24,977,489	$41,712,407	—	$—
Incentive unit-based compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Change in redemption value of redeemable convertible preferred units	—	46,050,513	—	37,466,233	—	2,799,401
Issuance of Series C redeemable convertible preferred units	—	—	—	—	16,467,066	55,000,001
Unrealized loss on available-for-sale securities	—	—	—	—	—	—
Balance at June 30, 2018	22,463,665	$65,818,538	24,977,489	$79,178,640	16,467,066	$57,799,402
Balance at December 31, 2018	—	$—	—	$—	—	$—
Stock-based compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Restricted stock vesting	—	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—
Balance at June 30, 2019	—	$—	—	$—	—	$—

									Accumulated	Total
								Additional	Other	Stockholders'/
	Common		Common		Incentive		Accumulated	Paid-in	Comprehensive	Members’
	Units	Amount	Shares	Amount	Units	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at December 31, 2017	1,897,544	$6,167	—	$—	3,669,963	$1,186,419	$(62,417,397)	$—	$(9,751)	$(61,234,562)
Incentive unit-based compensation	—	—	—	—	1,669,110	1,126,603	—	—	—	1,126,603
Net loss	—	—	—	—	—	—	(12,004,928)	—	—	(12,004,928)
Change in redemption value of redeemable convertible preferred units	—	—	—	—	—	—	(86,316,147)	—	—	(86,316,147)
Issuance of Series C redeemable convertible preferred units	—	—	—	—	—	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(86,863)	(86,863)
Balance at June 30, 2018	1,897,544	$6,167	—	$—	5,339,073	$2,313,022	$(160,738,472)	$—	$(96,614)	$(158,515,897)
Balance at December 31, 2018	—	$—	31,235,458	$31,236	—	$—	$(302,264,619)	$439,118,089	$(217,723)	$136,666,983
Stock-based compensation	—	—	—	—	—	—	—	10,490,055	—	10,490,055
Net loss	—	—	—	—	—	—	(31,569,139)	—	—	(31,569,139)
Restricted stock vesting	—	—	263,048	263	—	—	—	(263)	—	—
Proceeds from exercise of stock options	—	—	24,968	25	—	—	—	399,463	—	399,488
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	517,873	517,873
Balance at June 30, 2019	—	$—	31,523,474	$31,524	—	$—	$(333,833,758)	$450,007,344	$300,150	$116,505,260

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(31,569,139)	$(12,004,928)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	8,982	4,491
Change in fair value of preferred unit warrant liability	—	193,779
Depreciation and amortization	556,619	291,504
Net accretion of bond discounts/premiums	(88,852)	117,583
Amortization of right to use assets	366,610	—
Non-cash compensation	10,490,055	1,126,603
Changes in operating assets and liabilities:
Account receivable	2,775,831	25,000,000
Other receivables	853,881	(921,973)
Prepaid expenses and other current assets	(17,534)	(1,674,044)
Accounts payable	(1,419,457)	1,060,051
Accrued expenses	(2,302)	(1,561,132)
Deferred revenue	(8,032,978)	(4,508,491)
Operating lease liabilities	(223,168)	—
Net cash provided by (used in) operating activities	(26,301,452)	7,123,443
Cash flows from investing activities:
Purchase of marketable securities	(37,852,640)	(106,321,225)
Maturities of marketable securities	75,266,000	17,989,000
Purchase of property, equipment and leasehold improvements	(3,267,330)	(1,270,222)
Net cash provided by (used in) investing activities	34,146,030	(89,602,447)
Cash flows from financing activities:
Repayments of long-term debt	(91,944)	(80,829)
Proceeds from sale of redeemable convertible preferred units	—	55,000,001
Proceeds from exercise of stock options	399,488	—
Net cash provided by financing activities	307,544	54,919,172
Net increase in cash and cash equivalents	8,152,122	(27,559,832)
Cash and cash equivalents, beginning of the period	3,190,056	30,912,391
Cash and cash equivalents, end of the period	$11,342,178	$3,352,559
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$72,744	$—
Cash paid for interest	$37,434	$11,558
Change in redemption value of preferred units	$—	$(86,316,147)

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

On October 1, 2018, the Company completed an initial public offering (IPO) in which the Company issued and sold 7,500,000 shares of common stock at a public offering price of $16.00 per share. In October 2018, the underwriters of the IPO exercised an option to purchase 200,482 additional shares of the Company’s common stock at an offering price of $16.00 per share. The Company’s aggregate gross proceeds from the sale of shares in the IPO, including the option, were $123.2 million before underwriting discounts and commissions and expenses of $12.0 million.

On October 1, 2018, all of the outstanding shares of convertible preferred stock automatically converted into 19,697,928 shares of common stock at the applicable conversion ratio then in effect.  Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2018 and 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 26, 2019 (the Annual Report). The condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.

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

During the three months ended June 30, 2019, there were no other changes to the Company’s significant accounting policies as described in Note 2 to the financial statements included in the Company’s condensed consolidated financial statements as of December 31, 2018 and 2017 and for the years then ended included in the Annual Report.

3. Research Collaboration and License Agreements

In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer, Inc. (Pfizer) (the Pfizer Agreement). Under the terms of the Pfizer Agreement, the Company received an upfront non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the agreement. These payments are being recognized as revenue over the total estimated period of performance. The Company is also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the agreement. Pfizer exercised an option for $2.5 million in December 2018 and the amount was included in accounts receivable at December 31, 2018. The option will be recognized as revenue over the estimated period of performance. The Company is also entitled to receive up to $225 million in development milestone payments and up to $550 million in sales-based milestone payments for all designated targets under the Pfizer Agreement, as well as tiered royalties based on sales.

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

Information about contract liabilities is as follows:

	June 30,	December 31,
	2019	2018
Contract liabilities	$45,517,693	$53,550,671
Revenues recognized in the period from:
Amounts included in deferred revenue in previous periods	$8,032,979	$13,553,136

Changes in deferred revenue from December 31, 2018 to June 30, 2019 were due to $8.0 million of revenue recognized on the research collaboration and license agreements.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2019 was $45.5 million, which is expected to be recognized as revenue for the years ending December 31 are:

Remainder of 2019	$8.0
2020	13.6
2021	13.5
2022	8.6
2023	1.8
$45.5

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

The following is a summary of the Company’s available-for-sale securities as of June 30, 2019 and December 31, 2018:

June 30, 2019			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2019-2020	$128,081,144	178,163	—	$128,259,307
Government bonds	2019	2,984,544	7,956	—	2,992,500
Corporate bonds	2020	16,465,166	114,032	—	16,579,198
		$147,530,854	$300,151	$—	$147,831,005

December 31, 2018			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2019	$154,859,427	—	(165,630)	$154,693,797
Government bonds	2019	2,966,262	2,778	—	2,969,040
Corporate bonds	2020	27,029,673	—	(54,870)	26,974,803
		$184,855,362	2,778	(220,500)	$184,637,640

The following tables summarize the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis:

June 30, 2019
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$144,838,505	$—	$144,838,505
Government bonds	$—	$2,992,500	$—	$2,992,500

December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$181,668,600	$—	$181,668,600
Government bonds	$—	$2,969,040	$—	$2,969,040

5. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following at:

	June 30, 2019	December 31, 2018
Laboratory equipment	$5,968,924	$3,757,265
Office equipment	728,821	577,418
Leasehold improvements	1,945,289	981,884
	8,643,034	5,316,567
Less: accumulated depreciation and amortization	(2,276,543)	(1,733,531)
Property, equipment and leasehold improvements, net	$6,366,491	$3,583,036

Depreciation and amortization expense totaled $310,461 and $168,476 for the three months ended June 30, 2019 and 2018, respectively, and $556,619 and $291,504 for the six months ended June 30, 2019 and 2018, respectively.

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

The Company has operating leases for its corporate office and certain equipment, which expire no later than December 31, 2022. The leases have a weighted average remaining term of 3.5 years. Maturities of lease liabilities for the years ending December 31 are:

2019	$450,816
2020	839,555
2021	840,498
2022	823,403
Total lease payments	2,954,272
Less: imputed interest	(282,895)
Total	$2,671,377

The amortization of the ROU assets for the three and six months ended June 30, 2019 was $186,212 and $366,610, respectively.

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

7. Accrued Expenses

Accrued expenses consisted of the following at:

	June 30, 2019	December 31, 2018
Employee expenses	$2,512,324	$2,795,205
Research and development expenses	675,964	357,148
Professional fees and other	810,686	848,923
	$3,998,974	$4,001,276

8. Long-Term Debt

In August 2013, the Company entered into a Loan Agreement (Loan) and a Stock Subscription Warrant, with Connecticut Innovations, Incorporated (CII). Under the Loan, the Company can draw up to $750,000 for the purpose of purchasing laboratory equipment, information technology equipment and leasehold improvements. Leasehold improvements are limited to $100,000. Interest on the Loan is compounded on a monthly basis at a rate of 7.50% per annum and is required to be paid on a monthly basis beginning on the date of the first draw of funds for 10 months, then with principal payments beginning on June 1, 2015 and payable monthly until the maturity date of July 31, 2019. The Company has the ability to prepay the amount due at any time prior to the maturity date without premium or penalty. The Loan is secured by substantially all of the Company’s assets. As of June 30, 2019 and December 31, 2018, the amount outstanding under the Loan was $77,667 and $169,610, respectively. The Company paid the loan in full in July 2019. At June 30, 2019 and December 31, 2018, the total unamortized debt discount on the Loan totaled $1,030 and $7,210, respectively. Interest expense recorded related to the amortization of the debt discount in each of the six months ended June 30, 2019 and 2018 was $6,180.

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

In June 2018, the Company entered into an Assistance Agreement with the State of Connecticut (2018 Assistance Agreement) to provide funding for the expansion and renovation of laboratory and office space (Project). Under the terms of the 2018 Assistance Agreement, the Company could borrow from the State of Connecticut a maximum of $2.0 million, provided that the funding does not exceed more than 50% of the total Project costs. In September 2018, the Company borrowed $2.0 million under the 2018 Assistance Agreement, bearing interest at 3.25% per annum and interest payments will be required for the first 60 months from the funding date. Thereafter, the loan amortizes over the next sixty months, maturing in September 2028. According to the terms of the 2018 Assistance Agreement, up to $1.0 million of the funding thereunder can be forgiven if the Company meets certain employment conditions, as defined therein. The Company may also be required to prepay a portion of the loan if the employment conditions are not met. The 2018 Assistance Agreement requires that the Company be located in the State of Connecticut through June 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received.

Anticipated future minimum payments on long-term debt for the years ending December 31 are:

2019	$77,667
2023	92,480
2024	377,516
Beyond	1,530,004
Total	$2,077,667

During the three months ended June 30, 2019 and 2018, interest expense was $22,778 and $10,669, respectively. During the six months ended June 30, 2019 and 2018, interest expense was $46,416 and $20,540, respectively.

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

During the six months ended June 30, 2019, the Company granted 1,195,988 stock options to purchase shares of common stock to employees and directors at a weighted average fair value of $12.58 per share. During the six months ended June 30, 2019, the Company also granted 176,841 restricted stock units, which vest annually over four years.

During the six months ended June 30, 2019, the Company recognized compensation expense of $9,807,362 relating to the issuance of employee and director incentive awards, and at June 30, 2019, there was $19,543,078 of compensation expense that is expected to be amortized over a weighted average period of approximately two years.

During the six months ended June 30, 2019, the Company recognized compensation expense of $682,693 relating to incentive share awards for consultants and at June 30, 2019, there was $873,277 of compensation expense remaining to be amortized over a weighted average period of approximately 1.4 years.

The fair value of the incentive units granted during the six months ended June 30, 2018 was determined using the Black-Scholes option pricing model with the following assumptions:

June 30, 2018
Expected volatility	66.0-71.0%
Expected term (years)	5.6-6.1
Risk free interest rate	2.5-2.9%
Expected dividend yield	0%
Fair value of underlying common units	$1.08-8.48

The fair value of the underlying common units was utilized as the exercise price within the Black-Scholes option pricing model.

The fair value of the stock options granted during the six months ended June 30, 2019 was determined using the Black-Scholes option pricing model with the following assumptions:

June 30, 2019
Expected volatility	70.2-70.5%
Expected term (years)	5.5-7.0
Risk free interest rate	1.9-2.7%
Expected dividend yield	0%
Exercise price	$17.29-22.25

Given the Company’s common stock has not been trading for a sufficient period of time, the Company utilizes a collection of volatilities of peer companies to estimate the expected volatility of its common stock. The expected term is calculated utilizing the simplified method.

The following table provides a summary of the restricted stock grant activity under the Incentive Plan during the six months ended June 30, 2019. These amounts include restricted stock granted to employees, directors and consultants.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at December 31, 2018	1,102,289	$16.00
Vested	(263,366)	$16.00
Forfeited	(16,246)	$16.00
Unvested restricted stock at June 30, 2019	822,677	$16.00

The following table provides a summary of the stock option activity under the 2018 Plan during the six months ended June 30, 2019. These amounts include stock options granted to employees, directors and consultants.

	Options	Weighted Average Fair Value
Outstanding at December 31, 2018	2,273,024	$9.88
Granted	1,195,988	$12.58
Exercised	(24,968)	$9.41
Forfeited	(39,638)	$10.23
Outstanding at June 30, 2019	3,404,406	$10.82
Exercisable at June 30, 2019	802,057	$9.75

The following table provides a summary of the restricted stock unit activity under the 2018 Plan during the six months ended June 30, 2019. These amounts include restricted stock units granted to employees.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2018	—	$—
Granted	176,841	$19.36
Unvested restricted stock units at June 30, 2019	176,841	$19.36

At June 30, 2019, there were 677,215 restricted shares under the Incentive Plan and 2,984,885 stock options under the 2018 Plan that vested and are expected to vest.

10. Income Taxes

The Company’s effective tax rate was 0.0% for the six months ended June 30, 2019 and 2018. The primary reconciling items between the federal statutory rate of 21.0% and 34.0% for the six months ended June 30, 2019 and 2018, respectively, and the Company’s overall effective tax rate of 0.0% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.

Valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.

The Company is subject to tax in the U.S. Federal jurisdiction and the states of Connecticut and Massachusetts. The Company pays franchise tax in the states mentioned above due to its loss position. As a result, there is no state income tax provision recorded for the six months ended June 30, 2019 and 2018.

11. Net Loss Per Common Share/Unit

Basic and diluted loss per common share/unit were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(17,164,646)	$(7,854,542)	$(31,569,139)	$(12,004,928)
Change in redemption value of preferred units	—	(14,834,049)	—	(86,316,147)
Net loss attributable to common shares/units—basic and diluted	$(17,164,646)	$(22,688,591)	$(31,569,139)	$(98,321,075)
Weighted average number of common shares/units outstanding, basic and diluted	31,440,051	1,897,544	31,408,658	1,897,544
Net loss per common share/unit	$(0.55)	$(11.96)	$(1.01)	$(51.81)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per common share/unit as the effect would be to reduce the net loss per common share/unit. The incentive units that converted into restricted shares have been excluded from basic loss per unit given that the incentive units had no obligation to share in losses and have been excluded from dilutive loss per share due to their anti-dilutive effect. The following common share/unit equivalents have been excluded from the calculations of diluted loss per common share/unit because their inclusion would have been antidilutive for the periods ended June 30:

	2019	2018
Redeemable convertible preferred units	—	19,664,047
Incentive units	—	3,829,224
Restricted stock	822,677	—
Stock options	3,404,406	—
Restricted stock units	176,841	—
Preferred unit warrant	—	33,881
	4,403,924	23,527,152

12. Related Parties

Dr. Craig Crews, founder of the Company and the Chief Scientific Advisor to the Company, is a common shareholder in the Company and has a consulting agreement with the Company. The Company entered into an amendment to the amended and restated consulting agreement with Professor Crews, which became effective upon the closing of the IPO and continues in effect for three years, until September 26, 2021. Pursuant to the amendment, Professor Crews will be paid $20,833 per month for his services. During the six months ended June 30, 2019 and 2018, the Company paid Professor Crews $125,000 and $75,000, respectively, related to his consulting agreement. In connection with the conversion of incentive units, the Company also granted Professor Crews 235,150 options to purchase common stock at an exercise price of $16.00 per share, vesting over three years.

In July 2016, the Company entered into a Corporate Sponsored Research Agreement (SRA) with Yale University (Yale), under the direction of Professor Crews, which was amended in April 2018. The amended SRA extended the agreement until April 2021 and amended the scope of work. The amended SRA requires quarterly payments of $250,000 through the end of the agreement. The total payments made under the SRA for the six months ended June 30, 2019 and 2018 were $500,000 and $351,161, respectively. During the six months ended June 30, 2019 and 2018, the Company also paid Yale $208,774 and $37,473, respectively, for reimbursable patent costs.

During the six months ended June 30, 2019, in connection with the Company’s license agreement with Yale, the Company met a milestone triggering a $50,000 payment to Yale upon the initiation of the Phase 1 clinical trial for ARV-110.

13. Subsequent Events

Bayer Collaboration Agreement

In June 2019, the Company and Bayer AG (together with its controlled affiliates, Bayer), directly or through one or more wholly owned subsidiaries, entered into a Collaboration and License Agreement (the Collaboration Agreement) setting forth the Company’s collaboration to identify or optimize proteolysis targeting chimeras, or PROTAC® targeted protein degraders, that mediate for degradation of target proteins (Targets), using the Company’s proprietary platform technology, which Targets will be selected by Bayer, subject to certain exclusions and limitations.  The Collaboration Agreement became effective in July 2019 upon the occurrence of the JV Closing (as defined below).

Under the terms of the Collaboration Agreement, the Company is entitled to receive an aggregate upfront payment of $17.5 million, plus an additional $1.5 million in research funding payments within 30 days following Bayer’s receipt of an invoice therefor after the date of closing. The Company is entitled to receive up to an additional $10.5 million in research funding payments. The Company is also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, the Company is eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

Bayer Joint Venture

Also in June 2019, the Company and Bayer entered into a Commitment Agreement (the Commitment Agreement) relating to the formation of a joint venture for the purpose of researching, developing and commercializing PROTAC targeted protein degraders for applications in the field of agriculture (JV Entity). The parties consummated the formation of the joint venture as contemplated by the Commitment Agreement in July 2019 (the JV Closing), upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the reportable transactions and the satisfaction of the other applicable closing conditions.

Pursuant to the terms of the Commitment Agreement and certain other agreements entered into at the JV Closing, the Company and Bayer each made an in-kind intellectual property contribution to the JV Entity at the JV Closing. In addition, Bayer has made a $56.0 million total cash commitment to the JV Entity, $16.0 million of which Bayer contributed to the JV Entity in connection with the JV Closing.

The Company and Bayer each hold an ownership interest in the JV Entity initially representing 50% of the ownership interests. A 15% ownership interest of the JV Entity is reserved for the future grant of incentive units to service providers of the JV Entity.

Bayer Stock Purchase Agreement

In June 2019, the Company entered into a Stock Purchase Agreement with Bayer pursuant to which, in connection with the JV Closing in July 2019, the Company issued and sold to Bayer 1,346,313 shares of the Company’s common stock (the Shares) for an aggregate purchase price of approximately $32.5 million.

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

Overview

We are a biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies which degrade disease-causing proteins. We use our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We believe that our targeted protein degradation approach is a new therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. Our small molecule PROTAC technology has the potential to address a broad range of intracellular disease targets, including those representing the up to 80% of proteins that cannot be addressed by existing small molecule therapies, commonly referred to as undruggable targets. We are using our PROTAC platform to build an extensive pipeline of protein degradation product candidates to target diseases in a wide range of organ systems and tissues.

Our two lead product candidates are ARV-110 and ARV-471. We are developing ARV-110, a PROTAC protein degrader targeting the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. In the first quarter of 2019, we initiated a Phase 1 clinical trial of ARV-110 and we expect to receive preliminary clinical data in the fourth quarter of 2019. In May 2019, ARV-110 was granted Fast Track designation by the U.S. Food and Drug Administration, or FDA, for the treatment of men with mCRPC whose disease has progressed after treatment with two or more systemic therapies. We are also developing ARV-471, a PROTAC protein degrader targeting the estrogen receptor protein, or ER, for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We expect to initiate a Phase 1 clinical trial for ARV-471 in the third quarter of 2019 and receive preliminary clinical data in 2020.

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Through June 30, 2019, we raised approximately $235.1 million in gross proceeds from the sale of common stock, and Series A, Series B and Series C convertible preferred units, and had received an aggregate of $92.1 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut.

In June 2019, we entered into a Collaboration and License Agreement with Bayer AG, or, together with its controlled affiliates, Bayer. Also in June 2019, we entered into a Commitment Agreement with Bayer, relating to the formation of a joint venture, or the Joint Venture, for the purpose of researching, developing and commercializing PROTAC targeted protein degraders for applications in the field of agriculture, or the JV Entity. We refer to these agreements as the Bayer Collaboration Agreement and the Commitment Agreement, respectively. We consummated the formation of the joint venture with Bayer as contemplated by the Commitment Agreement in July 2019, upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the reportable transactions and the satisfaction of other application closing conditions, or the JV Closing. The Collaboration Agreement also became effective in July 2019 upon the occurrence of the JV Closing.  Pursuant to the terms of the Commitment Agreement and certain other agreements entered into at the JV Closing, we and Bayer each made an in-kind intellectual property contribution to the JV Entity at the JV Closing. In addition, Bayer has made a $56.0 million total cash commitment to the JV Entity, $16.0 million of which Bayer contributed to the JV Entity in connection with the JV Closing. We and Bayer each hold an ownership interest in the JV Entity initially representing 50% of the ownership interests. A 15% ownership interest of the JV Entity is reserved for the future grant of incentive units to service providers of the JV Entity.  The JV Entity will generally be governed by a board of managers, or the JV Board, which will initially be comprised of four voting members, two of which will be designated by us and two of which will be designated by Bayer. JV

Board decisions will generally be made by majority vote of the managers, with each manager having one vote. Certain matters will require both our consent and Bayer’s or both of our and Bayer’s designated managers on the JV Board. During the term of the Joint Venture and, in certain limited cases as described below, for one year following the end of the term of the Joint Venture, neither we, Bayer nor any of their respective affiliates may research, develop, manufacture, use or commercialize in the field of agriculture any PROTAC targeted protein degraders whose primary mechanism of action by design is the binding to and degradation of any Target, as defined below, subject to certain exclusions for early stage research activities and minority investments. The JV Entity and Bayer also entered into an option agreement (the Option Agreement) pursuant to which the parties will agree to certain procedures for, and preferential rights relating to, the possible transfer to Bayer of Protac targeted protein degrader product candidates researched, developed and commercialized by the JV Entity under the Joint Venture. In addition, in the event either Bayer or a third party licenses a PROTAC targeted protein degrader candidate from the JV Entity pursuant to the Option Agreement, the non-licensing party or parties to the Commitment Agreement will be prohibited from developing, commercializing or otherwise exploiting any product utilizing PROTAC technology to target the same Target as that of the licensed product candidate in the field of agriculture.

In connection with the execution of the Bayer Collaboration Agreement and the Commitment Agreement, we also entered into a Stock Purchase Agreement with Bayer (the Stock Purchase Agreement), pursuant to which, in connection with the JV Closing in July 2019, we issued and sold to Bayer 1,346,313 shares of our common stock for an aggregate purchase price of approximately $32.5 million. The price per share was $24.14, based on a 15% premium above our 60-day trading average from April 2, 2019 through May 31, 2019. The closing price of our stock on July 16, 2019, the closing date for the issuance of shares under the Stock Purchase Agreement, was $25.10.  In connection with the closing under the Stock Purchase Agreement, we also entered into an Investor Agreement (the Investor Agreement) providing for registration rights, standstill and lock-up restrictions and a voting agreement with respect to the Shares.

We are a development stage company. ARV-110 is in Phase 1 clinical trials. ARV-471 is expected to enter Phase 1 clinical trials in the third quarter of 2019 and our other research initiatives are in preclinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net loss was $31.6 million for the six months ended June 30, 2019, $41.5 million for the year ended December 31, 2018 and $24.0 million for the year ended December 31, 2017. As of June 30, 2019, we had an accumulated deficit of $333.8 million.

Our total operating expenses were $42.3 million for the six months ended June 30, 2019, $58.1 million for the year ended December 31, 2018 and $32.3 million for the year ended December 31, 2017. We anticipate that our expenses will increase substantially due to costs associated with our anticipated clinical activities for ARV-110 and ARV-471, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our preclinical and clinical studies, as well as other associated costs including the management of our intellectual property portfolio.

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

Under the Restated Genentech Agreement, Genentech has the right to designate up to ten Targets for further discovery and research utilizing our PROTAC platform technology. Genentech may designate as a Target any protein to which a PROTAC targeted protein degrader, by design, binds to achieve its mechanism of action, subject to certain exclusions. Genentech also has the right to remove a Target from the collaboration and substitute a different Target that is not an excluded Target at any time prior to our commencing research on such Target or in certain circumstances following commencement of research by us.

At the time we entered into the original agreement with Genentech we received an upfront payment of $11.0 million, and at the time we entered into the Restated Genentech Agreement, we received an additional $34.5 million in upfront payments and expansion target payments. We are eligible to receive up to an aggregate of $27.5 million in additional expansion target payments if Genentech exercises its options for all remaining Targets. We are also eligible to receive payments aggregating up to $44.0 million per Target upon the achievement of specified development milestones; payments aggregating up to $52.5 million per Target (assuming approval of two indications) subject to the achievement of specified regulatory milestones; and payments aggregating up to $60.0 million per PROTAC targeted protein degrader directed against the applicable Target, subject to the achievement of specified sales milestones. These milestone payments are subject to reduction if we do not have a valid patent claim covering the licensed PROTAC targeted protein degrader at the time the milestone is achieved. We are also eligible to receive, on net sales of licensed PROTAC targeted protein degraders, mid-single digit royalties, which may be subject to reductions.

Pfizer Collaboration Agreement

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

Bayer Collaboration Agreement

In June 2019, we entered into the Bayer Collaboration Agreement with Bayer, setting forth our collaboration to identify or optimize PROTAC targeted protein degraders that mediate for degradation of Targets, using our proprietary platform technology, that are selected by Bayer, subject to certain exclusions and limitations.  The Collaboration Agreement became effective in July 2019 upon the occurrence of the JV Closing.

Under the Bayer Collaboration Agreement, we and Bayer will conduct a research program pursuant to separate research plans mutually agreed to by us and Bayer and tailored to each Target selected by Bayer. Bayer may make substitutions for any such initial Target candidates, subject to certain conditions and based on the stage of research for such Target. During the term of the Collaboration Agreement, we are not permitted, either directly or indirectly, to design, identify, discover or develop any small molecule pharmacologically-active agent whose primary mechanism of action is, by design, directed to the inhibition or degradation of any Target selected or reserved by Bayer, or grant any license, covenant not to sue or other right to any third party in the field of human disease under the licensed intellectual property for the conduct of such activities.

Under the terms of the Bayer Collaboration Agreement, we are entitled to receive an aggregate upfront payment of $17.5 million, plus an additional $1.5 million in research funding payments within 30 days following Bayer’s receipt of an invoice therefor after the date of closing. We are entitled to receive up to an additional $10.5 million in research funding payments, subject to potential increases if our costs for research activities exceed the research funding payments allocated to a Target and certain conditions are met. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

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

The following table summarizes our research and development expenses by development program:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
AR program development costs	$3,093	$2,846	$5,949	$5,034
ER program development costs	1,605	1,567	3,399	2,315
Other research and development costs	11,303	5,925	20,843	10,133
Total research and development costs	$16,001	$10,338	$30,191	$17,482

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

Interest Income (Expense)

Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest income has increased in 2019 as we invest our excess cash from the proceeds of our initial public offering, Series C financing and the payments received under the collaboration agreements. Interest expense consists of interest paid or accrued on our outstanding debt. Interest expense was approximately $46,000 and $21,000 for the six months ended June 30, 2019 and 2018, respectively. Interest expense has increased in 2019 with the additional interest payment on the State of Connecticut partially forgivable loan borrowed in September 2018.

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

As of June 30, 2019, Arvinas, Inc. had five wholly owned subsidiaries organized as C-corporations: Arvinas, Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., Arvinas BRD4, Inc. and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes. Net operating loss carryforwards are generated from the C-corporation subsidiaries’ filings. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.

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

For a discussion of our significant accounting policies and recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and Note 2 to the financial statements included in our consolidated financial statements as of December 31, 2018 and 2017 and for the years then ended included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 26, 2019.

Results of Operations

Comparison of Three Months ended June 30, 2019 and 2018

Revenues

Revenues for the three months ended June 30, 2019 were $4.0 million, as compared to $3.4 million for the three months ended June 30, 2018. Revenues are generated primarily from the license and rights to technology fees and research and development activities related to the Pfizer Collaboration Agreement that was initiated in January 2018 and the Restated Genentech Agreement that was initiated in November 2017.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2019 were $16.0 million, compared with $10.3 million for the three months ended June 30, 2018. The increase of $5.7 million was primarily due to an increase in employee costs of $3.6 million, including an increase in employee equity compensation expense of $2.1 million, and a $2.4 million increase related to our platform and exploratory targets expenses and other research and development costs, partially offset by a decrease in direct external research expenses of $0.3 million related to our ER and AR programs. The increase in equity compensation is primarily due to new incentive awards granted at the time of the initial public offering. Lead optimization costs and IND-enabling costs for our AR program decreased, offset by an increase in clinical trial costs incurred in the second quarter related to the Phase 1 clinical trial for ARV-110 we initiated in the first quarter of 2019. Our ER external program costs decreased by $0.4 million as we transition from IND-enabling activities to the planned initiation of the ER Phase 1 clinical trial expected in the third quarter of 2019. The increase in platform and exploratory targets spending was primarily related to costs associated with the development programs in collaboration with Genentech and Pfizer and our continued investment in our wholly-owned exploratory programs.

General and Administrative Expenses

General and administrative expenses were $6.4 million for the three months ended June 30, 2019, compared with $1.6 million for the three months ended June 30, 2018. The increase of $4.8 million was primarily due to an increase of $3.1 million related to employee expenses, including equity compensation expense of $2.4 million, and $1.4 million related to patent and corporate legal fees, corporate insurance and other professional fees and expenses related to our becoming a public company in the fourth quarter of 2018.

Other Income (Expenses)

Other income (expenses) was $1.3 million for the three months ended June 30, 2019, compared with $0.7 million for the three months ended June 30, 2018. The increase of $0.6 million was primarily due to an increase in interest income. The increase in interest income was the result of our higher average cash, cash equivalent and short-term investment balances for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to the proceeds from the initial public offering.

Comparison of Six Months ended June 30, 2019 and 2018

Revenues

Revenues for the six months ended June 30, 2019 were $8.0 million, compared with $7.5 million for the six months ended June 30, 2018. Revenues are generated primarily from the license and rights to technology fees and research and development activities related to the Pfizer Collaboration Agreement that was initiated in January 2018 and the Restated Genentech Agreement that was initiated in November 2017.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2019 were $30.2 million, compared with $17.5 million for the six months ended June 30, 2018. The increase of $12.7 million was primarily due to an increase in employee-related expenses of $7.5 million, including equity compensation expense of $4.3 million, $5.0 million related to our platform and exploratory targets expenses and other research and development costs, and direct external research expenses of $0.2 million related to our ER and AR programs. The increase in equity compensation is primarily due to new incentive awards granted at the time of the initial public offering and annual employee grants issued in March 2019. The increase in employee expenses other than equity compensation is primarily due to an increase in our number of employees associated with the planned advancement of our platform and exploratory targets. Lead optimization costs and IND-enabling costs for our AR and ER programs decreased, offset by an increase in clinical trial costs incurred in the second quarter related to the Phase 1 clinical trial for ARV-110 we initiated in the first quarter of 2019 and as we transition from IND-enabling activities to the expected initiation of the ER Phase 1 clinical trial in the third quarter of 2019.

The increase in platform and exploratory targets spending was primarily related to costs associated with our continued investment in our wholly-owned exploratory programs.

General and Administrative Expenses

General and administrative expenses were $12.1 million for the six months ended June 30, 2019, compared with $2.8 million for the six months ended June 30, 2018. The increase of $9.3 million was primarily due to an increase of $6.3 million related to employee expenses, including equity compensation expense of $4.9 million, and $2.4 million related to patent and corporate legal fees, corporate insurance and other professional fees and expenses related to our becoming a public company in the fourth quarter of 2018.

Other Income (Expenses)

Other income (expenses) was $2.7 million for the six months ended June 30, 2019, compared with $0.8 million for the six months ended June 30, 2018. The increase of $1.9 million was primarily due to an increase in interest income of $1.5 million and $0.2 million related to other income from the exchange of research and development credits from the State of Connecticut. The increase in interest income was the result of our higher average cash, cash equivalent and short-term investment balances for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to the proceeds from the initial public offering and Series C financing in 2018.

Liquidity and Capital Resources

Sources of Liquidity

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Through June 30, 2019, we raised approximately $235.1 million in gross proceeds from the sale of common stock, and Series A, Series B and Series C convertible preferred units, and had received an aggregate of $92.1 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut. In October 2018, we completed our initial public offering in which we issued and sold an aggregate of 7,700,482 shares of common stock, including 200,482 additional shares of common stock upon the exercise in part by the underwriters of their option to purchase additional shares at a public offering price of $16.00 per share, for aggregate gross proceeds of $123.2 million before underwriting discounts and commissions and expenses.

Cash Flows

Our cash, cash equivalents and marketable securities totaled $159.2 million as of June 30, 2019 and $187.8 million as of December 31, 2018. We had outstanding loan balances of $2.1 million as of June 30, 2019 and $2.2 million as of December 31, 2018.

The following table summarizes our sources and uses of cash for the period presented:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by (used in) operating activities	$(26,301)	$7,123
Net cash provided by (used in) investing activities	34,146	(89,602)
Net cash provided by financing activities	307	54,919
Increase (decrease) in cash and cash equivalents	$8,152	$(27,560)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $26.3 million, primarily due to our net loss of $31.6 million, a reduction in deferred revenue of $8.0 million, and a decrease in accounts payable and accrued expenses of $1.4 million, partially offset by non-cash charges of $11.3 million and the receipt of $2.8 million in collaboration partner payments. The reduction in deferred revenue is due to revenue recognized in the period. Non-cash charges were primarily stock compensation expense of $10.5 million and depreciation and amortization of $0.6 million.

Net cash provided by operating activities for the six months ended June 30, 2018 was $7.1 million, attributable to a $25.0 million up-front payment received from a collaboration partner and previously recorded as an account receivable and non-cash charges of $1.7 million, partially offset by our net loss of $12.0 million, an increase of $2.6 million in other receivables and prepaid expenses, a reduction in deferred revenue of $4.5 million and a net reduction in accounts payable and accrued expenses of $0.5 million. The reduction in deferred revenue was primarily due to $7.5 million in revenue recognized, partially offset by $3.0 million in target payments received from a collaboration partner. The increase in other receivables and prepaid expenses was primarily due to incurring costs in preparation of the initial public offering of $1.3 million and accrued interest on marketable securities of $0.7 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2019 was $34.1 million, attributable to the maturities of marketable securities in excess of new purchases of marketable securities of $37.4 million, partially offset by purchases of property and equipment of $3.3 million.

Net cash used in investing activities for the six months ended June 30, 2018 was $89.6 million, attributable to the net investment of excess cash in marketable securities of $88.3 million and the purchase of property and equipment of $1.3 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $0.3 million, attributable to proceeds from the exercise of stock options, partially offset by payments on our long-term debt.

Net cash provided by financing activities for the six months ended June 30, 2018 of $54.9 million was attributable to the net proceeds from the sale of Series C convertible preferred units, partially offset by payments on our long-term debt.

Funding Requirements

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. In addition, we expect to continue to incur additional costs associated with operating as a public company.

Specifically, we anticipate that our expenses will increase substantially if and as we:

•	continue a Phase 1 clinical trial of our product candidate ARV-110 in men with mCRPC;
•	initiate a planned Phase 1 clinical trial of our product candidate ARV-471 in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer;
•	apply our PROTAC platform to advance additional product candidates into preclinical and clinical development;
•	expand the capabilities of our PROTAC platform;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel; and
•

add operational, financial and management information systems and personnel to support our research, product development and future commercialization efforts and support our operations as a public company.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our Phase 1 clinical trial for ARV-110 and our planned Phase 1 clinical trial for ARV-471 and any future clinical development of ARV-110 and ARV-471;
•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;

•	the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurodegenerative research programs;
•	the success of our collaborations with Pfizer, Genentech and Bayer;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

As a result of these anticipated expenditures, we will need to obtain substantial additional financing in connection with our continuing operations. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations with Pfizer, Genentech and Bayer, we do not currently have any committed external source of funds. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Borrowings

In August 2013, we entered into a Loan Agreement, or Loan, with Connecticut Innovations, Incorporated, or CII, the strategic venture capital arm and a component unit of the State of Connecticut. Under the Loan, we borrowed $750,000 for the purchase of laboratory equipment, information technology equipment and leasehold improvements. Interest on the Loan is compounded on a monthly basis at a rate of 7.50% per annum. The Loan provided for monthly, interest-only payments for ten months. Beginning on June 1, 2015 we were required to make monthly principal and interest payments through July 31, 2019. We can prepay the amount due at any time without premium or penalty. The Loan is secured by substantially all of our assets. The amount outstanding under the Loan was $0.1 million as of June 30, 2019 and $0.2 million as of December 31, 2018. We paid the loan in full in July 2019. In connection with the issuance of the Loan, we granted CII a warrant to purchase 33,881 of our Series A convertible preferred units at a purchase price of $0.6811 per unit, with a seven-year term from the date of issuance. The warrant was exercised in July 2018.

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

In June 2018, we entered into an additional Assistance Agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. Under the terms of the 2018 Assistance Agreement, we borrowed from the State of Connecticut the maximum amount of $2.0 million in September 2018. The funding cannot exceed more than 50% of the total costs of the expansion and renovation. Borrowings under the 2018 Assistance Agreement bear an interest rate of 3.25% per annum and interest payments are required for the first 60 months from the funding date. Interest expense related to the Assistance Agreement is expected to be $65,000 annually for the first five years. Thereafter, the loan begins to fully amortize through month 120, maturing in September 2028. Up to $1.0 million of the funding can be forgiven if we meet certain employment conditions. We may be required to prepay a portion of the loan if the employment conditions are not met. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through June 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received.

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

Emerging Growth Company Status

Emerging Growth and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  As such, we are permitted to and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not similarly situated.  As an emerging growth company, the JOBS Act allows us to delay adoption of new or revised accounting standards applicable to public companies until such standards are made applicable to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Interest income earned on these assets was $2.3 million and $0.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At June 30, 2019, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk. A 1% change in interest rates could affect our interest income by $0.4 million in a quarter based on the balance of our marketable securities at June 30, 2019. Our outstanding debt was $2.1 million and $2.2 million as of June 30, 2019 and December 31, 2018, respectively, and carries a fixed interest rate of 3.25% per annum on $2.0 million of the outstanding debt and 7.50% per annum on $0.1 million of the outstanding debt.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our net loss was $31.6 million for the six months ended June 30, 2019, $41.5 million for the year ended December 31, 2018 and $24.0 million for the year ended December 31, 2017. As of June 30, 2019, we had an accumulated deficit of $333.8 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. We are still in the early stages of development of our product candidates and initiated our first clinical trial in the first quarter of 2019. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue a Phase 1 clinical trial of our product candidate ARV-110 in men with metastatic castration-resistant prostate cancer, or mCRPC;
•	initiate a planned Phase 1 clinical trial of our product candidate ARV-471 in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer;
•	apply our PROTAC platform to advance additional product candidates into preclinical and clinical development;
•	expand the capabilities of our PROTAC platform;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel; and
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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our Phase 1 clinical trial of ARV-110, prepare for and initiate our planned Phase 1 clinical trial of ARV-471, advance our other oncology and neurodegenerative programs and continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We had cash, cash equivalents and marketable securities of approximately $159.2 million as of June 30, 2019, $187.8 million as of December 31, 2018 and $39.2 million as of December 31, 2017. We believe that our cash, cash equivalents and marketable securities as of June 30, 2019 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our Phase 1 clinical trial for ARV-110 and our planned Phase 1 clinical trial for ARV-471 and any future clinical development of ARV-110 and ARV-471;
•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•	the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurodegenerative research programs;
•	the success of our collaborations with Pfizer, Inc., or Pfizer, Genentech, Inc. and F. Hoffman-LaRoche Ltd., collectively referred to as Genentech, and Bayer AG, or Bayer;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations with Pfizer, Genentech and Bayer, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends.

We have in the past entered into financing arrangements with the State of Connecticut and related entities. These include $4.5 million in partially forgivable loans from the State of Connecticut and a loan agreement with Connecticut Innovations, Incorporated, or CII, the strategic venture capital arm and a component unit of the State of Connecticut, in an aggregate principal amount of $750,000. We also granted CII a warrant to purchase 110,116 of our Series A convertible preferred units, which it exercised in July 2018. Covenants in these financing arrangements impose certain limitations and obligations on us, including restrictions on our ability to incur additional debt, to enter into certain business combinations, and from moving our principal offices out of Connecticut. If we were to move our principal offices out of Connecticut or certain employment conditions are not met, we would be obligated to repay the full amount of our previously forgiven loans to the State of Connecticut, currently $2.5 million, and prepay a portion of our unforgiven loans to the State of Connecticut, currently $2.0 million, plus liquidated damages of 7.50%. Additionally, CII would be entitled to obligate us to purchase all of our outstanding securities owned by CII for a specified guaranteed return pursuant to a put agreement with CII.

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

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. In the first quarter of 2019, we initiated our first Phase 1 clinical trial for a product candidate, ARV-110, and we expect to initiate a Phase 1 clinical trial of ARV-471 in the third quarter of 2019. All of our other product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

On December 22, 2017, President Trump signed into law new legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017, or the TCJA, that significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the TCJA. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

We are very early in our development efforts. In the first quarter of 2019, we initiated our first Phase 1 clinical trial for a product candidate ARV-110, and we expect to initiate a Phase 1 clinical trial of our product candidate ARV-471 in the third quarter of 2019. All of our other product candidates are still in preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

In the first quarter of 2019, we initiated our first Phase 1 clinical trial for our product candidate ARV-110, and we expect to initiate a Phase 1 clinical trial of our product candidate ARV-471 in the third quarter of 2019. All of other our product candidates are in preclinical development.  The risk of failure for our product candidates is high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned Investigational New Drug Applications, or INDs, in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs.

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

Further, cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our current and planned clinical trials for ARV-110 and ARV-471 will be with patients who have received two or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to abandon or limit our further clinical development of those product candidates.

In the first quarter of 2019, we initiated our first Phase 1 clinical trial for a product candidate, ARV-110. We have not otherwise evaluated any product candidates in human clinical trials. Moreover, we are not aware of any clinical trials conducted by others involving chimeric small molecule targeted protein degraders, such as our PROTAC targeted protein degraders. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that our PROTAC technology will not cause undesirable side effects.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we have initiated a Phase 1 clinical trial of ARV-110 for men with mCRPC and we are preparing to advance ARV-471 into a Phase 1 clinical trial for patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We cannot predict how difficult it will be to enroll patients for trials in these indications. Therefore, our ability to identify and enroll eligible patients for ARV-110 and ARV-471 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;
•	the eligibility criteria for the trial in question;
•	the perceived risks and benefits of the product candidates under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the availability of competing therapies;
•	the patient referral practices of physicians;
•	the burden on patients due to inconvenient procedures;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

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

We may develop ARV-471 in combination with other drugs. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of such drugs, or if safety, efficacy, manufacturing or supply issues arise with the drugs we choose to evaluate in combination with ARV-471, we may be unable to obtain approval of or market ARV-471.

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

We anticipate seeking third-party collaborators for the research, development, and commercialization of some of our PROTAC programs. For example, in September 2015 we entered into a collaboration with Genentech, which we amended and restated in November 2017, in December 2017 we entered into a collaboration with Pfizer, and in July 2019 we entered into a collaboration with Bayer. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies and biotechnology companies. Any such arrangements with third parties will likely limit our control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations involving our research programs or any product candidates we may develop, including our collaborations with Pfizer, Genentech and Bayer pose the following risks to us:

•

Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, our collaboration with Genentech is managed by a joint research committee and joint project team, which is composed of representatives from us and Genentech, with Genentech having final decision-making authority. Similarly, our collaborations with Pfizer and Bayer are managed by joint research committees composed of an equal number of representatives from us and our collaborative partner, with our collaborative partner having final decision-making authority.

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

•

Genentech, Pfizer and Bayer have broad rights to select any target for protein degradation development on an exclusive basis, even as to us, so long as not excluded by us under the terms of each collaboration and may select targets we are considering but have not taken sufficient action to exclude under the collaboration.

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
•

Collaborators may not properly obtain, maintain, enforce, or defend our intellectual property or proprietary rights or may use our proprietary information in such a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, Pfizer, Genentech and Bayer have the first right to enforce or defend certain intellectual property rights under the applicable collaboration arrangement with respect to particular licensed programs, and although we may have the right to assume the enforcement and defense of such intellectual property rights if the collaborator does not, our ability to do so may be compromised by their actions.

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
•

Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of Genentech, Pfizer and Bayer can terminate its agreement with us in its entirety or with respect to a specific target for convenience upon 60 days’ notice or in connection with a material breach of the agreement by us that remains uncured for a specified period of time. In 2015, we entered into a collaboration agreement with Merck Sharp & Dohme Corp., or Merck, that expired in April 2018 with Merck not electing to continue research in any targets.

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

Collaborations are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical companies has reduced the number of potential future collaborators. Our existing collaboration agreements limit our ability to enter into future agreements on certain terms with potential collaborators. For example, we have granted exclusive rights to Genentech, Pfizer and Bayer for the discovery, development and commercialization of PROTAC targeted protein degraders directed to certain protein targets, and during the terms of those agreement will be restricted from granting rights to other parties to use our PROTAC technology for those targets. Any collaboration we enter into may limit our ability to enter into future agreements on particular terms or covering similar target indications with other potential collaborators.

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

Our set of arrangements with Yale University, or Yale, provides us with access to certain of Yale’s intellectual property and to Professor Crews’ laboratory in a manner that we believe closely aligns our scientific interests with those of Yale. We are a party to both a license agreement and a sponsored research agreement with Yale. While Yale has contractual obligations to us, it is an independent entity and is not under our control or the control of our officers or directors. The license agreement is structured to provide Yale with license maintenance fees, development and regulatory milestone payments, royalties on net sales of products, and a portion of sublicense income that we receive on the first licensed product thereunder. Upon the scheduled expiration of the Yale research agreement in April 2021, Yale may decide not to renew it or may require us to renew on terms less favorable to us than those contained in the existing agreement. Furthermore, either we or Yale may terminate the research agreement for convenience following a specified notice period. If Yale decides to not renew or to terminate the Yale research agreement or decides to devote fewer resources to such activities, our research efforts would be diminished, while our royalty obligations to Yale would continue unmodified, which could have a material adverse effect on our business and financial condition.

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
•

data collected from clinical trials of our product candidates may not be sufficient to support the submission of a New Drug Application, or NDA, to the FDA or other submission or to obtain marketing approval in the United States;

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement, which has proven to be extremely difficult to date, Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption. On July 24, 2019, Boris Johnson was appointed

Prime Minister of the United Kingdom, who has previously suggested that the country should leave the European Union without an agreement.

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

•

Transparency Requirements—the federal physician transparency requirements known as the Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires manufacturers of drugs, medical devices, biological and medical supplies covered by Medicare, Medicaid, or State Children’s Health Insurance Program (CHIP) to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

Analogous State, Local and Foreign Laws—analogous state, local and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader than similar federal laws, can apply to claims involving health care items or services regardless of payor, and are enforced by many different federal and state agencies as well as through private actions.

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

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators.  In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States.  The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union.  The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.  Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws.  Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

With enactment of the TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective on January 1, 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued such payments were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal.  The Trump Administration has represented to the US Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling.  To that end, on May 1, 2019, the Justice Department filed a brief asking the Court to strike down the entirety of the ACA.   Thereafter, on July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  In those arguments, the Trump administration argued in support of upholding the lower court decision. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

As of June 30, 2019, we had 103 full-time employees, including 85 employees engaged in research and development. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to significantly influence or control all matters submitted to stockholders for approval.

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 40% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence or control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

An active trading market for our common stock may not be sustained.

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

If a significant portion of our total outstanding shares are sold into the market, the market price of our common stock could drop significantly, even if our business is doing well.

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

In addition, we issued 1,346,313 shares of our common stock to Bayer in connection with entering into the Collaboration Agreement. These shares are subject to lock-up restrictions, which will expire six months following the issuance date. Moreover, if at any time prior to the third anniversary of the issuance date, we propose to register shares of our common stock with the SEC, Bayer will have the right to require us to use commercially reasonable efforts to prepare and file with the SEC a registration statement covering the resale of the shares, subject to specified conditions.

We have registered all shares of common stock that we may currently issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

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

•	not being required to furnish a contractual obligations table in “Management's Discussion and Analysis of Financial Condition and Results of Operations”; and
•	not being required to furnish a stock performance graph in our annual report.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by our directors, officers, other employees or stockholders to the company or our stockholders, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim arising pursuant to our certificate of incorporation or our bylaws or governed by the internal affairs doctrine. Our certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or other stockholders, which may discourage such lawsuits against us and our directors, officers, other employees or other stockholders. Alternatively, if a court were to find this provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

On December 19, 2018, the Delaware Court of Chancery issued a decision declaring that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. On January 17, 2019, that decision was appealed to the Delaware Supreme Court. As a result of the Court of Chancery’s decision or a decision by the Supreme Court of Delaware affirming the Court of Chancery’s decision, we may incur additional costs, which could have an adverse effect on our business, financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not issue any securities that were not registered under Securities Act during the six months ended June 30, 2019. On June 3, 2019, in connection with entering into our collaboration with Bayer, we entered into an agreement to sell 1,346,313 shares of our common stock to Bayer at a price of $24.14 per share, for an aggregate purchase price of approximately $32.5 million. The sale of shares to Bayer was subject to customary closing conditions, including certain antitrust approvals. On July 16, 2019, following the satisfaction of such closing conditions, the shares were issued to Bayer in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act for a transaction by an issuer not involving any public offering within the meaning of Section 4(a)(2) thereunder, and Regulation D promulgated thereunder.

Use of Proceeds from Initial Public Offering of Common Stock

In October 2018, we closed our initial public offering of an aggregate of 7,700,482 shares of common stock, including 200,482 additional shares of common stock at a subsequent closing upon the exercise in part by the underwriters of their option to purchase additional shares of common stock, at a public offering price of $16.00 per share. The aggregate gross proceeds to us from our initial public offering were $123.2 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statement on Form S-1 (File No. 333-227112), which was declared effective by the SEC on September 26, 2018.

Aggregate net proceeds from the offering were approximately $111.0 million, after deducting underwriting discounts and commissions and offering expenses.

As of June 30, 2019, we had used approximately $26.3 million of the net offering proceeds, primarily to fund the advancement of our androgen receptor program, or AR program, and estrogen receptor program, or ER program, as well as for working capital and general corporate purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 27, 2018.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on October 1, 2018).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on October 1, 2018).
10.1*†	Collaboration and License Agreement between Arvinas Operations, Inc. and Bayer AG, dated June 3, 2019.
10.2*†	Commitment Agreement between Arvinas Operations, Inc., Protag LLC, and Bayer CropScience LP, dated June 3, 2019.
10.3*†	Option Agreement between Arvinas Operations, Inc. and Bayer CropScience LP, dated June 3, 2019.
10.4*†	Arvinas IP Contribution Agreement Agreement between Arvinas Operations, Inc. and Protag LLC, dated July 16, 2019.
10.5*	Stock Purchase Agreement between the Registrant and Bayer AG, dated June 3, 2019.
10.6*	Investor Agreement between the Registrant and Bayer AG, dated July 16, 2019.
10.7*†	Amendment No. 5 to License Agreement between Yale University and Arvinas Operations, Inc. (formerly Arvinas, Inc.) dated June 3, 2019.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
**	furnished herewith
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arvinas, Inc.

Date: August 5, 2019	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2019	By:	/s/ Sean Cassidy
Sean Cassidy
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)