Form 10-Q
period 2019-09-30
ARVINAS, INC.
filed 2019-11-04
CIK 1655759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2019, the registrant had 33,748,982 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•

the timing and conduct of our clinical trial programs of ARV-110 and ARV-471, including statements regarding the timing of completion of our ongoing Phase 1 clinical trials of ARV-110 and ARV-471 and the period during which the results of the clinical trials will become available;

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Arvinas, INC. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$12,135,475	$3,190,056
Marketable securities	178,375,159	184,637,640
Account receivable	59,330	2,775,831
Other receivables	5,142,227	2,255,966
Prepaid expenses and other current assets	3,951,152	2,818,286
Total current assets	199,663,343	195,677,779
Property, equipment and leasehold improvements, net	7,152,151	3,583,036
Operating lease right of use assets	2,257,544	—
Other assets	20,760	20,760
Total assets	$209,093,798	$199,281,575
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,277,824	$2,758,184
Accrued expenses	6,226,971	4,001,276
Deferred revenue	20,294,456	16,065,957
Current portion of long-term debt	—	154,461
Current portion of operating lease liability	597,014	—
Total current liabilities	29,396,265	22,979,878
Deferred revenue	41,770,160	37,484,714
Long term debt, net of current portion	2,000,000	2,000,000
Operating lease liability	1,767,775	—
Other noncurrent liability	—	150,000
Total liabilities	74,934,200	62,614,592
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 33,076,557 and 31,235,458 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	33,076	31,236
Accumulated deficit	(351,509,130)	(302,264,619)
Additional paid-in capital	485,439,007	439,118,089
Accumulated other comprehensive income (loss)	196,645	(217,723)
Total stockholders’ equity	134,159,598	136,666,983
Total liabilities and stockholders’ equity	$209,093,798	$199,281,575

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

Condensed Consolidated Statements of Operations	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$30,050,227	$3,375,264	$38,083,205	$10,883,755
Operating expenses:
Research and development	16,588,050	13,149,879	46,779,047	30,631,531
General and administrative	7,957,364	4,284,231	20,038,772	7,110,723
Total operating expenses	24,545,414	17,434,110	66,817,819	37,742,254
Income (loss) from operations	5,504,813	(14,058,846)	(28,734,614)	(26,858,499)
Other income (expenses)
Other income, net	405,302	160,100	840,153	418,494
Change in fair value of preferred unit warrant	—	—	—	(193,779)
Interest income	1,112,415	523,338	3,394,269	1,273,988
Interest expense	(22,903)	(12,264)	(69,319)	(32,804)
Total other income	1,494,814	671,174	4,165,103	1,465,899
Loss from equity method investment	(24,675,000)	—	(24,675,000)	—
Net loss	(17,675,373)	(13,387,672)	(49,244,511)	(25,392,600)
Change in fair value of redeemable convertible preferred units	—	(112,050,609)	—	(198,366,756)
Net loss attributable to common shares	$(17,675,373)	$(125,438,281)	$(49,244,511)	$(223,759,356)
Net loss per common share, basic and diluted	$(0.54)	$(62.38)	$(1.54)	$(115.62)
Weighted average common shares outstanding, basic and diluted	32,740,486	2,010,807	31,876,074	1,935,299

Condensed Consolidated Statements of Comprehensive Loss	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(17,675,373)	$(13,387,672)	$(49,244,511)	$(25,392,600)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(103,505)	49,391	414,368	(37,472)
Comprehensive loss	$(17,778,878)	$(13,338,281)	$(48,830,143)	$(25,430,072)

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Redeemable Convertible Preferred Units/Shares and Changes in Members’/Stockholders’ Equity (unaudited)

	Series A		Series B		Series C
	Redeemable		Redeemable		Redeemable		Series A, B and C
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at July 1, 2018	22,463,665	$65,818,538	24,977,489	$79,178,640	16,467,066	$57,799,402	—	$—
Incentive unit-based compensation	—	—	—	—	—	—	—	—
Exercise of Series A redeemable convertible preferred warrant	110,116	319,667	—	—	—	—	—	—
Change in redemption value of redeemable convertible preferred units	—	44,994,203	—	43,787,344	—	23,269,062	—	—
Net loss	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred units to redeemable convertible preferred shares	(22,573,781)	(111,132,408)	(24,977,489)	(122,965,984)	(16,467,066)	(81,068,464)	64,018,336	315,166,856
Conversion of common and incentive units to common and restricted stock	—	—	—	—	—	—	—	—
Unrealized loss on available-for -sale securities	—	—	—	—	—	—	—	—
Balance at September 30, 2018	—	$—	—	$—	—	$—	64,018,336	$315,166,856
Balance at July 1, 2019	—	$—	—	$—	—	$—	—	$—
Stock-based compensation	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Restricted stock vesting	—	—	—	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	—	—
Unrealized gain on available-for -sale securities	—	—	—	—	—	—	—	—
Balance at September 30, 2019	—	$—	—	$—	—	$—	—	$—

									Accumulated	Total
								Additional	Other	Stockholders'/
	Common		Common		Incentive		Accumulated	Paid-in	Comprehensive	Members’
	Units	Amount	Shares	Amount	Units	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at July 1, 2018	1,897,544	$6,167	—	$—	17,315,339	$2,313,022	$(160,738,472)	$—	$(96,614)	$(158,515,897)
Incentive unit-based compensation	—	—	—	—	36,647	5,062,408	—	—	—	5,062,408
Exercise of Series A redeemable convertible preferred warrant	—	—	—	—	—	—	—	—	—
Change in redemption value of redeemable convertible preferred units	—	—	—	—	—	—	(112,050,609)	—	—	(112,050,609)
Net loss	—	—	—	—	—	—	(13,387,672)	—	—	(13,387,672)
Conversion of redeemable convertible preferred units to redeemable convertible preferred shares	—	—	—	—	—	—	—	—	—	—
Conversion of common and incentive units to common and restricted stock	(1,897,544)	(6,167)	3,683,639	3,684	(17,351,986)	(7,375,430)	—	7,377,913	—	—
Unrealized loss on available-for -sale securities	—	—	—	—	—	—	—	—	49,391	49,391
Balance at September 30, 2018	—	$—	3,683,639	$3,684	—	$—	$(286,176,753)	$7,377,913	$(47,223)	$(278,842,379)
Balance at July 1, 2019	—	$—	31,523,474	$31,524	—	$—	$(333,833,757)	$450,007,344	$300,150	$116,505,261
Stock-based compensation	—	—	—	—	—	—	—	4,601,214	—	4,601,214
Issuance of common stock	—	—	1,346,313	1,346	—	—	—	29,452,687	—	29,454,033
Net loss	—	—	—	—	—	—	(17,675,373)	—	—	(17,675,373)
Restricted stock vesting	—	—	120,647	120	—	—	—	(120)	—	—
Proceeds from exercise of stock options	—	—	86,123	86	—	—	—	1,377,882	—	1,377,968
Unrealized gain on available-for -sale securities	—	—	—	—	—	—	—	—	(103,505)	(103,505)
Balance at September 30, 2019	—	$—	33,076,557	$33,076	—	$—	$(351,509,130)	$485,439,007	$196,645	$134,159,598

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Redeemable Convertible Preferred Units/Shares and Changes in Members’/Stockholders’ Equity (unaudited)

	Series A		Series B		Series C		Series
	Redeemable		Redeemable		Redeemable		A, B and C
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2017	22,463,665	$19,768,025	24,977,489	$41,712,407	—	$—	—	$—
Incentive unit-based compensation	—	—	—	—	—	—
Exercise of Series A redeemable convertible preferred warrant	110,116	319,667	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred units	—	—	—	—	16,467,066	55,000,001	—	—
Change in redemption value of redeemable convertible preferred units	—	91,044,716	—	81,253,577	—	26,068,463	—	—
Net loss	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred units to redeemable convertible preferred shares	(22,573,781)	(111,132,408)	(24,977,489)	(122,965,984)	(16,467,066)	(81,068,464)	64,018,336	315,166,856
Conversion of common and incentive units to common and restricted stock	—	—	—	—	—	—	—	—
Unrealized loss on available-for -sale securities	—	—	—	—	—	—	—	—
Balance at September 30, 2018	—	$—	—	$—	—	$—	64,018,336	$315,166,856
Balance at December 31, 2018	—	$—	—	$—	—	$—	—	$—
Stock-based compensation	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Restricted stock vesting	—	—	—	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	—	—
Unrealized gain on available-for -sale securities	—	—	—	—	—	—	—	—
Balance at September 30, 2019	—	$—	—	$—	—	$—	—	$—

									Accumulated	Total
								Additional	Other	Stockholders'/
	Common		Common		Incentive		Accumulated	Paid-in	Comprehensive	Members’
	Units	Amount	Shares	Amount	Units	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at December 31, 2017	1,897,544	$6,167	—	$—	11,927,381	$1,186,419	$(62,417,397)	$—	$(9,751)	$(61,234,562)
Incentive unit-based compensation	—	—	—	—	5,424,605	6,189,011	—	—	—	6,189,011
Exercise of Series A redeemable convertible preferred warrant	—	—	—	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred units	—	—	—	—	—	—	—	—	—	—
Change in redemption value of redeemable convertible preferred units	—	—	—	—	—	—	(198,366,756)	—	—	(198,366,756)
Net loss	—	—	—	—	—	—	(25,392,600)	—	—	(25,392,600)
Conversion of redeemable convertible preferred units to redeemable convertible preferred shares	—	—	—	—	—	—	—	—	—	—
Conversion of common and incentive units to common and restricted stock	(1,897,544)	(6,167)	3,683,639	3,684	(17,351,986)	(7,375,430)	—	7,377,913	—	—
Unrealized loss on available-for -sale securities	—	—	—	—	—	—	—	—	(37,472)	(37,472)
Balance at September 30, 2018	—	$—	3,683,639	$3,684	—	$—	$(286,176,753)	$7,377,913	$(47,223)	$(278,842,379)
Balance at December 31, 2018	—	$—	31,235,458	$31,236	—	$—	$(302,264,619)	$439,118,089	$(217,723)	$136,666,983
Stock-based compensation	—	—	—	—	—	—	—	15,091,269	—	15,091,269
Issuance of common stock	—	—	1,346,313	1,346	—	—	—	29,452,687	—	29,454,033
Net loss	—	—	—	—	—	—	(49,244,511)	—	—	(49,244,511)
Restricted stock vesting	—	—	383,695	383	—	—	—	(383)	—	—
Proceeds from exercise of stock options	—	—	111,091	111	—	—	—	1,777,345	—	1,777,456
Unrealized gain on available-for -sale securities	—	—	—	—	—	—	—	—	414,368	414,368
Balance at September 30, 2019	—	$—	33,076,557	$33,076	—	$—	$(351,509,130)	$485,439,007	$196,645	$134,159,598

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(49,244,511)	$(25,392,600)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	15,149	13,473
Change in fair value of preferred unit warrant liability	—	193,779
Depreciation and amortization	1,024,845	483,052
Net accretion of bond discounts/premiums	(109,870)	213,190
Amortization of right to use assets	506,855	—
Non-cash compensation	15,091,269	6,189,011
Changes in operating assets and liabilities:
Account receivable	2,716,501	25,000,000
Other receivables	(2,886,261)	(1,138,426)
Prepaid expenses and other current assets	(1,282,866)	(2,565,154)
Accounts payable	(618,960)	704,233
Accrued expenses	2,225,695	319,657
Deferred revenue	8,513,945	(7,883,755)
Operating lease liabilities	(399,610)	—
Net cash used in operating activities	(24,447,819)	(3,863,540)
Cash flows from investing activities:
Purchase of marketable securities	(113,056,097)	(114,393,545)
Maturities of marketable securities	119,842,816	38,799,000
Purchase of property, equipment and leasehold improvements	(4,455,360)	(2,209,112)
Net cash provided by (used in) investing activities	2,331,359	(77,803,657)
Cash flows from financing activities:
Repayments of long-term debt	(169,610)	(129,191)
Proceeds from long term debt	—	2,000,000
Proceeds from issuance of common stock	29,454,033	—
Proceeds from sale of redeemable convertible preferred units	—	55,000,001
Proceeds from exercise of redeemable convertible preferred warrant	—	75,000
Proceeds from exercise of stock options	1,777,456	—
Net cash provided by financing activities	31,061,879	56,945,810
Net increase (decrease) in cash and cash equivalents	8,945,419	(24,721,387)
Cash and cash equivalents, beginning of the period	3,190,056	30,912,391
Cash and cash equivalents, end of the period	$12,135,475	$6,191,004
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$138,600	$322,301
Deferred offering costs included in accrued expenses	$—	$663,252
Cash paid for interest	$59,586	$19,331
Change in redemption value of preferred units	$—	$(198,366,756)

See accompanying notes

Arvinas, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Nature of Business

Arvinas, Inc. and subsidiaries (the Company) is a clinical-stage biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies that degrade disease-causing proteins. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

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

Equity Method Investments

The Company accounts for investments for which it does not have a controlling interest in accordance with Accounting Standards Codification (ASC) 323, Investments – Equity Method and Joint Ventures. The Company recognizes its pro-rata share of income and losses in the investment in “Loss from equity method investment” on the consolidated statement of operations and comprehensive loss, with a corresponding change to the investment in equity method investment on the consolidated balance sheet. After recording of losses in the current period, the investment has been reduced to $0.

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

During the three months ended September 30, 2019, there were no other changes to the Company’s significant accounting policies as described in Note 2 to the financial statements included in the Company’s condensed consolidated financial statements as of December 31, 2018 and 2017 and for the years then ended included in the Annual Report.

3. Research Collaboration and License Agreements

In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer, Inc. (Pfizer) (the Pfizer Collaboration Agreement). Under the terms of the Pfizer Collaboration Agreement, the Company received an upfront non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the agreement. These payments are being recognized as revenue over the total estimated period of performance. The Company is also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the agreement. Pfizer exercised an option for $2.5 million in December 2018 and the amount was included in accounts receivable at December 31, 2018. The option will be recognized as revenue over the estimated period of performance. The Company is also entitled to receive up to $225 million in development milestone payments and up to $550 million in sales-based milestone payments for all designated targets under the Pfizer Collaboration Agreement, as well as tiered royalties based on sales.

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

In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (Bayer Collaboration Agreement) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras, or PROTAC® targeted protein degraders, that mediate for degradation of target proteins (Targets), using the Company’s proprietary platform technology, which Targets will be selected by Bayer AG, subject to certain exclusions and limitations.  The Bayer Collaboration Agreement became effective in July 2019. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license. The Company also received a $1.5 million payment to fund research activities and Bayer is committed to funding an additional $10.5 million through 2022. These payments are being recognized over the total estimated period of performance. The Company is also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, the Company is eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

The Company determined that the Bayer Collaboration Agreement and the Stock Purchase Agreement should be evaluated as a combined contract in accordance with ASC 606, Revenue from Contracts with Customers, given that the agreements were entered into at the same time and have the same commercial objective to provide funding to further the Company’s research utilizing its proprietary technology. The Company identified the elements under the agreements as license and research revenue and the issuance of the common stock. The Company determined the fair value of the shares sold under the Stock Purchase Agreement to be $2.9 million less than the contractual purchase price stipulated in the agreement. In accordance with the applicable accounting guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that the sale of stock should be recorded at fair value. Therefore, the Company allocated the additional $2.9 million of consideration received under the Stock Purchase Agreement to the Bayer Collaboration

Agreement given that the two contracts were determined to be combined contracts. This amount has, therefore, been added to the total transaction price and was included in initial contract liabilities balances.

Information about contract liabilities, which are recorded as deferred revenue on the condensed consolidated balance sheets, is as follows:

	September 30,	December 31,
	2019	2018
Contract liabilities	$62,064,616	$53,550,671
Revenues recognized in the period from:
Amounts included in deferred revenue in previous periods	$12,049,468	$13,553,136

Changes in deferred revenue from December 31, 2018 to September 30, 2019 were due to additions to deferred revenue of $21.9 million related to the Bayer Collaboration Agreement and $13.4 million of revenue recognized on the research collaboration and license agreements.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2019 was $62.1 million, which is expected to be recognized as revenue for the years ending December 31 are:

Remainder of 2019	$6.0
2020	18.9
2021	18.7
2022	13.7
2023	4.8
$62.1

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

The Company’s marketable securities consist of corporate bonds and a government bond which are adjusted to fair value at each balance sheet date, based on quoted prices, which are considered Level 2 inputs. During the three and nine months ended September 30, 2019, a non-recurring fair value measurement was applied to determine the fair value of the non-cash consideration received related to the joint venture with Bayer. The fair value measurement was determined using an income approach based primarily on utilizing management’s estimates of future cash flows as inputs which are considered Level 3 measurements within the above fair value hierarchy.

The following is a summary of the Company’s available-for-sale securities as of September 30, 2019 and December 31, 2018:

September 30, 2019			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2019	$46,836,782	22,172	—	$46,858,954
Government bonds	2019	2,993,900	3,757	—	2,997,657
Corporate bonds	2020-2021	128,347,831	228,074	(57,357)	128,518,548
		$178,178,513	$254,003	$(57,357)	$178,375,159

December 31, 2018			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2019	$154,859,427	—	(165,630)	$154,693,797
Government bonds	2019	2,966,262	2,778	—	2,969,040
Corporate bonds	2020	27,029,673	—	(54,870)	26,974,803
		$184,855,362	2,778	(220,500)	$184,637,640

The following tables summarize the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis:

September 30, 2019
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$175,377,502	$—	$175,377,502
Government bonds	$—	$2,997,657	$—	$2,997,657

December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$181,668,600	$—	$181,668,600
Government bonds	$—	$2,969,040	$—	$2,969,040

5. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following at:

	September 30, 2019	December 31, 2018
Laboratory equipment	$7,077,041	$3,757,265
Office equipment	752,636	577,418
Leasehold improvements	2,058,972	981,884
Total	9,888,649	5,316,567
Less: accumulated depreciation and amortization	(2,736,498)	(1,733,531)
Property, equipment and leasehold improvements, net	$7,152,151	$3,583,036

Depreciation and amortization expense totaled $468,225 and $191,547 for the three months ended September 30, 2019 and 2018, respectively, and $1,024,845 and $483,052 for the nine months ended September 30, 2019 and 2018, respectively.

6. Right to Use Assets and Liabilities

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in the condensed consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate was 5.1%. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Some of the Company’s leases include options to extend or terminate the lease. The Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option.

The Company has operating leases for its corporate office and certain equipment, which expire no later than December 31, 2022. The leases have a weighted average remaining term of 3.2 years. Maturities of lease liabilities for the years ending December 31 are:

2019	$141,309
2020	764,555
2021	840,498
2022	823,403
Total lease payments	2,569,765
Less: imputed interest	(204,976)
Total	$2,364,789

The amortization of the ROU assets for the three and nine months ended September 30, 2019 was $140,245 and $506,855, respectively.

Prior to January 1, 2019, the Company accounted for its leases in accordance with ASC Topic 840, Leases. At December 31, 2018, the Company was committed under operating leases for its corporate office and certain equipment. As previously disclosed in the Annual Report and under previous lease accounting guidance, future minimum lease payments under non-cancelable operating leases as of December 31, 2018 totaled $2,885,594, comprised of $705,606 for 2019, $731,541 for each of 2020 and 2021, and $716,906 for 2022.

7. Accrued Expenses

Accrued expenses consisted of the following at:

	September 30, 2019	December 31, 2018
Employee expenses	$3,676,246	$2,795,205
Research and development expenses	1,301,971	357,148
Professional fees and other	1,248,754	848,923
	$6,226,971	$4,001,276

8. Long-Term Debt

In August 2013, the Company entered into a Loan Agreement (Loan) and a Stock Subscription Warrant, with Connecticut Innovations, Incorporated (CII). Under the Loan, the Company could draw up to $750,000 for the purpose of purchasing laboratory equipment, information technology equipment and leasehold improvements. Leasehold improvements were limited to $100,000. Interest on the Loan was compounded on a monthly basis at a rate of 7.50% per annum and was required to be paid on a monthly basis beginning on the date of the first draw of funds for 10 months, then with principal payments beginning on June 1, 2015 and payable monthly until the maturity date of July 31, 2019. The Company had the ability to prepay the amount due at any time prior to the maturity date without premium or penalty. The Loan was secured by substantially all of the Company’s assets. As of December 31, 2018, the amount outstanding under the Loan was $169,610 and the total unamortized debt discount on the Loan totaled $7,210. The Company paid the loan in full in July 2019. Interest expense recorded related to the amortization of the debt discount in the nine months ended September 30, 2019 and 2018 was $7,210 and $9,269, respectively.

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

Anticipated future minimum payments on long-term debt for the years ending December 31 are:

2023	$92,480
2024	377,516
Beyond	1,530,004
Total	$2,000,000

During the three months ended September 30, 2019 and 2018, interest expense was $22,903 and $12,264, respectively. During the nine months ended September 30, 2019 and 2018, interest expense was $69,319 and $32,804, respectively.

9. Equity

In June 2019, the Company entered into a Stock Purchase Agreement with Bayer AG pursuant to which, in connection with the closing in July 2019, the Company issued and sold to Bayer AG 1,346,313 shares of the Company’s common stock (the Shares) for a contractually stated purchase price of approximately $32.5 million. The value of the shares of the Company’s common stock was based on the average of the Company’s common stock for the preceding 60 days prior to the signing of the Stock Purchase Agreement plus a fifteen per cent premium. The Shares are subject to lock-up restrictions, which will expire six months following the issuance date. On October 1, 2019, the Company filed a registration statement covering these shares.

In the Fourth Amendment to the Company’s Incentive Share Plan (the Incentive Plan) adopted in March 2018, the Company was authorized to issue up to an aggregate of 6,199,477 incentive units pursuant to the Incentive Plan. Generally, incentive units were granted at no less than fair value as determined by the board of managers and had vesting periods ranging from one to four years. The Incentive Plan was terminated in September 2018. In September 2018, the Company’s board of directors adopted and the Company’s stockholders approved the 2018 Stock Incentive Plan (the 2018 Plan), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s IPO. The number of common shares initially available for issuance under the 2018 Plan is the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181) issued in respect of incentive units granted under the Incentive Plan that are subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lowest of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s board of directors. The increase in the number of authorized shares for the fiscal year ending December 31, 2019 was 1,293,510. Common shares subject to outstanding equity awards that expire or are terminated, surrendered, or canceled without having been fully exercised or are forfeited in whole or in part shall be available for future grants of awards.

During the nine months ended September 30, 2019, the Company granted 1,344,337 stock options to purchase shares of common stock to employees and directors at a weighted average fair value of $12.95 per share. During the nine months ended September 30, 2019, the Company also granted 192,882 restricted stock units, which vest annually over four years.

During the nine months ended September 30, 2019, the Company recognized compensation expense of $14,049,075 relating to the issuance of employee and director incentive awards, and at September 30, 2019, there was $17,051,723 of compensation expense that is expected to be amortized over a weighted average period of approximately two years.

During the nine months ended September 30, 2019, the Company granted 51,695 stock options to purchase shares of common stock to consultants at a weighted average fair value of $23.89. During the nine months ended September 30, 2019, the Company recognized compensation expense of $1,042,194 relating to incentive share awards for consultants and at September 30, 2019, there was $1,195,887 of compensation expense remaining to be amortized over a weighted average period of approximately 1.3 years.

The fair value of the incentive units granted during the nine months ended September 30, 2018 was determined using the Black-Scholes option pricing model with the following assumptions:

September 30, 2018
Expected volatility	66.0-71.0%
Expected term (years)	5.6-6.1
Risk free interest rate	2.5-2.9%
Expected dividend yield	0%
Fair value of underlying common units	$1.08-8.48

The fair value of the underlying common units was utilized as the exercise price within the Black-Scholes option pricing model.

The fair value of the stock options granted during the nine months ended September 30, 2019 was determined using the Black-Scholes option pricing model with the following assumptions:

September 30, 2019
Expected volatility	69.6-70.5%
Expected term (years)	5.5-7.0
Risk free interest rate	1.4-2.7%
Expected dividend yield	0%
Exercise price	$17.29-26.58

Given the Company’s common stock has not been trading for a sufficient period of time, the Company utilizes a collection of volatilities of peer companies to estimate the expected volatility of its common stock. The expected term is calculated utilizing the simplified method.

The following table provides a summary of the restricted stock grant activity under the Incentive Plan during the nine months ended September 30, 2019. These amounts include restricted stock granted to employees, directors and consultants.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at December 31, 2018	1,102,289	$16.00
Vested	(383,695)	$16.00
Forfeited	(46,699)	$16.00
Unvested restricted stock at September 30, 2019	671,895	$16.00

The following table provides a summary of the stock option activity under the 2018 Plan during the nine months ended September 30, 2019. These amounts include stock options granted to employees, directors and consultants.

	Options	Weighted Average Fair Value
Outstanding at December 31, 2018	2,273,024	$9.88
Granted	1,396,032	$13.01
Exercised	(111,091)	$9.56
Forfeited	(159,866)	$11.09
Outstanding at September 30, 2019	3,398,099	$11.11
Exercisable at September 30, 2019	903,468	$9.86

The following table provides a summary of the restricted stock unit activity under the 2018 Plan during the nine months ended September 30, 2019. These amounts include restricted stock units granted to employees.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2018	—	$—
Granted	192,882	$19.96
Forfeited	(11,510)	$19.36
Unvested restricted stock units at September 30, 2019	181,372	$20.00

At September 30, 2019, there were 559,770 restricted shares under the Incentive Plan, 3,031,039 stock options under the 2018 Plan, and 141,381 restricted stock units under the 2018 Plan that vested and are expected to vest.

10. Income Taxes

The Company’s effective tax rate was 0.0% for the nine months ended September 30, 2019 and 2018. The primary reconciling items between the federal statutory rate of 21.0% for the nine months ended September 30, 2019 and 2018 and the Company’s overall effective tax rate of 0.0% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.

Valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.

The Company is subject to tax in the U.S. Federal jurisdiction and the states of Connecticut and Massachusetts. The Company pays franchise tax in the states mentioned above due to its loss position. As a result, there is no state income tax provision recorded for the nine months ended September 30, 2019 and 2018.

11. Net Loss Per Common Share

Basic and diluted loss per common share were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(17,675,373)	$(13,387,672)	$(49,244,511)	$(25,392,600)
Change in redemption value of preferred units	—	(112,050,609)	—	(198,366,756)
Net loss attributable to common shares—basic and diluted	$(17,675,373)	$(125,438,281)	$(49,244,511)	$(223,759,356)
Weighted average number of common shares outstanding, basic and diluted	32,740,486	2,010,807	31,876,074	1,935,299
Net loss per common share	$(0.54)	$(62.38)	$(1.54)	$(115.62)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per common share as the effect would be to reduce the net loss per common share. The following common share/unit equivalents have been excluded from the calculations of diluted loss per common share because their inclusion would have been antidilutive for the periods ended September 30:

	2019	2018
Redeemable convertible preferred units	—	19,664,047
Restricted stock	671,895	1,268,923
Stock options	3,398,099	2,181,810
Restricted stock units	181,372	—
	4,251,366	23,114,780

12. Investment in Equity Method Investee

In June 2019, the Company entered into an agreement to establish a joint venture (Commitment Agreement) with Bayer CropScience LP (Bayer LP) to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. In July 2019, the Company and Bayer LP completed the formation of the joint venture entity, Oerth Bio LLC (Oerth), a limited liability corporation. Pursuant to the terms of the Commitment Agreement, the Company made an in-kind intellectual property contribution to Oerth in the form of a license to certain of the Company’s proprietary technology. Bayer LP has made a $56.0 million total cash commitment to Oerth, $16.0 million of which Bayer LP has contributed to Oerth during the quarter ended September 30, 2019, and an in-kind intellectual property contribution. The Company and Bayer LP each hold an ownership interest in Oerth initially representing 50% of the ownership interests. A 15% ownership interest of Oerth is reserved for the future grant of incentive units to employees and service providers of Oerth.

Under the joint venture agreement, the Company has no obligation to provide any additional funding and the Company’s ownership interest will not be diluted from future contributions from Bayer LP. The Company has no exposure to future losses of Oerth. The activities of Oerth are controlled by a management board under the joint control of the Company and Bayer LP. As Oerth is jointly controlled by the Company and Bayer LP, the Company accounts for its 50% interest using the equity method of accounting. The Company determined that Oerth is a variable interest entity and, accordingly, the Company has evaluated the significant activities of Oerth under the variable interest entity model and concluded that the significant activities consist primarily of research and development activities and, as the Company does not have the sole power to direct such activities, the Company is not the primary beneficiary.

The Company will also provide to Oerth compensated research and development services and administrative services through a separate agreement. The services rendered by the Company during the three months ended September 30, 2019 were insignificant.

The Company determined that the fair value of the equity interest it received in Oerth in exchange for the license contributed was $49.4 million. The fair value of Oerth was determined utilizing discounted cash flows based on reasonable estimates and assumptions of cash flows expected from Oerth.

The Company recognized revenue of $24.7 million attributable to the license contributed to Oerth and eliminated the remaining $24.7 million which corresponds to the Company’s 50% ownership in Oerth. The Company determined that the amount that was eliminated represents intra-entity profit which should be deferred until realized by Oerth. The deferral will be recognized when Oerth recognizes revenue associated with the license. Until such time, the remaining $24.7 million of revenue is indefinitely deferred and excluded from the results of operations of the Company. The amount recognized as revenue was treated as such because the licensing of its technology in connection with the formation of a joint venture is part of the Company’s major ongoing or central operations, as evidenced by previous licensing agreements.

Total operating expenses and net loss of Oerth for the three and nine months ended September 30, 2019 was $49.5 million, which included research and development expenses equal to $49.4 million for the fair value of the Arvinas license acquired. During the three and nine months ended September 30, 2019, the Company recorded equity method losses of $24.7 million based on its proportionate share of ownership.

The Company’s initial investment in Oerth was $49.4 million which represented the fair value of shares received in exchange for the contribution of the license. The elimination of the intra-entity profit component of the revenue resulted in a reduction in the balance of the investment in Oerth, bringing its initial carrying value of the investment to $24.7 million. After recognition of its proportionate share of Oerth’s losses for the period the carrying value of the investment as of September 30, 2019 is now $0.

13. Related Parties

Dr. Craig Crews, founder of the Company and the Chief Scientific Advisor to the Company, is a common shareholder in the Company and has a consulting agreement with the Company. The Company entered into an amendment to the amended and restated consulting agreement with Professor Crews, which became effective upon the closing of the IPO and continues in effect for three years, until September 26, 2021. Pursuant to the amendment, Professor Crews will be paid $20,833 per month for his services. During the nine months ended September 30, 2019 and 2018, the Company paid Professor Crews $187,500 and $113,611, respectively, related to his consulting agreement. In connection with the conversion of incentive units in connection with the IPO, the Company also granted Professor Crews 235,150 options to purchase common stock at an exercise price of $16.00 per share, vesting over three years.

In July 2016, the Company entered into a Corporate Sponsored Research Agreement (SRA) with Yale University (Yale), under the direction of Professor Crews, which was amended in April 2018. The amended SRA extended the agreement until April 2021 and amended the scope of work. The amended SRA requires quarterly payments of $250,000 through the end of the agreement. The total payments made under the SRA for the nine months ended September 30, 2019 and 2018 were $750,000 and $601,161, respectively. During the nine months ended September 30, 2019 and 2018, the Company also paid Yale $296,476 and $107,289, respectively, for reimbursable patent costs.

During the nine months ended September 30, 2019, in connection with the Company’s license agreement with Yale, the Company made payments totaling $150,000 including milestone payments of $75,000 to Yale.

In July 2019, the Company and Bayer LP completed the formation of a joint venture entity, Oerth, with each holding an initial ownership interest of 50%. See Note 12 for more information related to the joint venture

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies that degrade disease-causing proteins. We use our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. Our small molecule PROTAC technology has the potential to address a broad range of intracellular disease targets, including the up to 80% of proteins that cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC platform to build an extensive pipeline of product candidates to target diseases in oncology, neuroscience, and other therapeutic areas.

Our two lead product candidates are ARV-110 and ARV-471. We are developing ARV-110, a PROTAC protein degrader targeting the androgen receptor protein, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. We initiated a Phase 1 clinical trial of ARV-110 in the first quarter of 2019. We are also developing ARV-471, a PROTAC protein degrader targeting the estrogen receptor protein for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative, or ER+ / HER2-, breast cancer. We initiated a Phase 1 clinical trial for ARV-471 in the third quarter of 2019. On October 23, 2019, we announced initial safety, tolerability and pharmacokinetic data from the ongoing Phase 1 clinical trial for each of ARV-110 and ARV-471. The initial data from these Phase 1 clinical trials show dose proportionality for ARV-110 and that exposures of both ARV-110 and ARV-471 have reached levels associated with tumor growth inhibition in preclinical studies. In addition, both ARV-110 and ARV-471 at each dose tested to date were well tolerated, with no dose-limiting toxicities and no grade 2,3, or 4 related adverse events observed.

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Through September 30, 2019, we raised approximately $267.6 million in gross proceeds from the sale of common stock, and Series A, Series B and Series C convertible preferred units, and had received an aggregate of $111.1 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut.

In June 2019, we entered into a Collaboration and License Agreement, or Collaboration Agreement, with Bayer AG, or, together with its controlled affiliates, Bayer. The Collaboration Agreement became effective in July 2019 upon its closing.

We also entered into a Stock Purchase Agreement with Bayer, or the Stock Purchase Agreement, pursuant to which we issued and sold to Bayer 1,346,313 shares of our common stock, or the Shares, for an aggregate purchase price of approximately $32.5 million. The price per share was $24.14, based on a 15% premium above our 60-day trading average from April 2, 2019 through May 31, 2019. The closing price of our stock on July 16, 2019, the closing date for the issuance of shares under the Stock Purchase Agreement, was $25.10.  In connection with the closing under the Stock Purchase Agreement, we also entered into an Investor Agreement providing for registration rights, standstill and lock-up restrictions and a voting agreement with respect to the Shares. On October 1, 2019, we filed a registration statement on Form S-3 covering the resale of the Shares.

Also in June 2019, we entered into a Commitment Agreement with Bayer, relating to the formation of a joint venture entity, Oerth Bio LLC, or Oerth, for the purpose of researching, developing and commercializing PROTAC targeted protein degraders for applications in the field of agriculture, or Oerth. We consummated the formation of the Joint

Venture with Bayer as contemplated by the Commitment Agreement in July 2019, upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the reportable transactions and the satisfaction of other application closing conditions, or the JV Closing. Pursuant to the terms of the Commitment Agreement and certain other agreements entered into at the JV Closing, we and Bayer each made an in-kind intellectual property contribution to Oerth at the JV Closing. In addition, Bayer has made a $56.0 million total cash commitment to Oerth, $16.0 million of which Bayer contributed to Oerth in connection with the JV Closing. We and Bayer each hold an ownership interest in Oerth initially representing 50% of the ownership interests. A 15% ownership interest of Oerth is reserved for the future grant of incentive units to employees and service providers of Oerth.  Oerth will generally be governed by a board of managers, or the JV Board, which will initially be comprised of four voting members, two of which will be designated by us and two of which will be designated by Bayer. JV Board decisions will generally be made by majority vote of the managers, with each manager having one vote. Certain matters will require both our consent and Bayer’s or both of our and Bayer’s designated managers on the JV Board. During the term of the Joint Venture and, in certain limited cases as described below, for one year following the end of the term of the Joint Venture, neither we, Bayer nor any of their respective affiliates may research, develop, manufacture, use or commercialize in the field of agriculture any PROTAC targeted protein degraders whose primary mechanism of action by design is the binding to and degradation of any Target, as defined below, subject to certain exclusions for early stage research activities and minority investments. Oerth and Bayer also entered into an option agreement, or the Option Agreement, pursuant to which the parties will agree to certain procedures for, and preferential rights relating to, the possible transfer to Bayer of PROTAC targeted protein degrader product candidates researched, developed and commercialized by Oerth under the Joint Venture. In addition, in the event either Bayer or a third party licenses a PROTAC targeted protein degrader candidate from Oerth pursuant to the Option Agreement, the non-licensing party or parties to the Commitment Agreement will be prohibited from developing, commercializing or otherwise exploiting any product utilizing PROTAC technology to target the same Target as that of the licensed product candidate in the field of agriculture.

We are a clinical-stage company. ARV-110 and ARV-471 are each in a Phase 1 clinical trial and our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net loss was $49.2 million for the nine months ended September 30, 2019, $41.5 million for the year ended December 31, 2018 and $24.0 million for the year ended December 31, 2017. As of September 30, 2019, we had an accumulated deficit of $351.5 million.

Our total operating expenses were $66.8 million for the nine months ended September 30, 2019, $58.1 million for the year ended December 31, 2018 and $32.3 million for the year ended December 31, 2017. We anticipate that our expenses will increase substantially due to costs associated with our anticipated clinical activities for ARV-110 and ARV-471, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our preclinical and clinical studies, as well as other associated costs including the management of our intellectual property portfolio.

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

Bayer Collaboration Agreement

In June 2019, we entered into the Bayer Collaboration Agreement with Bayer, setting forth our collaboration to identify or optimize PROTAC targeted protein degraders that mediate for degradation of Targets, using our proprietary platform technology, that are selected by Bayer, subject to certain exclusions and limitations.  The Bayer Collaboration Agreement became effective in July 2019.

Under the Bayer Collaboration Agreement, we and Bayer will conduct a research program pursuant to separate research plans mutually agreed to by us and Bayer and tailored to each Target selected by Bayer. Bayer may make substitutions for any such initial Target candidates, subject to certain conditions and based on the stage of research for such Target. During the term of the Bayer Collaboration Agreement, we are not permitted, either directly or indirectly, to design, identify, discover or develop any small molecule pharmacologically-active agent whose primary mechanism of action is, by design, directed to the inhibition or degradation of any Target selected or reserved by Bayer, or grant any license, covenant not to sue or other right to any third party in the field of human disease under the licensed intellectual property for the conduct of such activities.

Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront non-refundable payment of $17.5 million, plus an additional $1.5 million in research funding payments. Bayer is committed to fund an additional $10.5 million in research funding payments through 2022, subject to potential increases if our costs for research activities exceed the research funding payments allocated to a Target and certain conditions are met. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

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

The following table summarizes our research and development expenses by program:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
AR program costs	$2,871	$3,152	$8,819	$8,186
ER program costs	1,108	965	4,508	3,280
Other research and development costs	12,609	9,033	33,452	19,166
Total research and development costs	$16,588	$13,150	$46,779	$30,632

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we conduct clinical trials for ARV-110 and ARV-471 and continue to discover and develop additional product candidates.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

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

Interest Income (Expense)

Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest income has increased in 2019 as we invest our excess cash from the proceeds of our initial public offering, the Bayer stock purchase, Series C financing, and the payments received under the collaboration agreements. Interest expense consists of interest paid or accrued on our outstanding debt. Interest expense was approximately $69,000 and $33,000 for the nine months ended September 30, 2019 and 2018, respectively. Interest expense has increased in 2019 with the additional interest payment on the State of Connecticut partially forgivable loan borrowed in September 2018.

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

As of September 30, 2019, Arvinas, Inc. had five wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., Arvinas BRD4, Inc. and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes. Net operating loss carryforwards are generated from the C-corporation subsidiaries’ filings. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.

In December 2017, the United States enacted the Tax Cuts and Jobs Act, or TCJA. The TCJA significantly changed U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018.

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

Results of Operations

Comparison of Three Months ended September 30, 2019 and 2018

Revenues

Revenues for the three months ended September 30, 2019 were $30.1 million, as compared to $3.4 million for the three months ended September 30, 2018. Revenue for the three months ended September 30, 2019 included $24.7 million recognized from the contribution of the license to Oerth. The remaining revenues of $5.4 million increased by $2.0 million over the prior year primarily due to the revenues related to the Bayer Collaboration Agreement which was initiated in the third quarter of 2019 and an increase in payments received under the Pfizer Collaboration Agreement. Revenues are generated primarily from the license and rights to technology fees and research and development activities related to the Bayer Collaboration Agreement initiated in July 2019, the Pfizer Collaboration Agreement initiated in January 2018, and the Restated Genentech Agreement initiated in November 2017.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2019 were $16.6 million, compared with $13.1 million for the three months ended September 30, 2018. The increase of $3.5 million was primarily due to an increase of $1.5 million related to research activities associated with our platform and exploratory targets, employee costs of $1.2 million and clinical trial costs of $0.8 million. The increase in platform and exploratory targets spending was primarily related to costs associated with our continued investment in our wholly-owned exploratory programs.

General and Administrative Expenses

General and administrative expenses were $8.0 million for the three months ended September 30, 2019, compared with $4.3 million for the three months ended September 30, 2018. The increase of $3.7 million was primarily due to an increase of $1.9 million related to patent and corporate legal fees, corporate insurance and other professional fees and expenses related to our becoming a public company in the fourth quarter of 2018 and $1.4 million related to employee expenses, including expenses related to recruiting talent.

Other Income (Expenses)

Other income was $1.5 million for the three months ended September 30, 2019, compared with $0.7 million for the three months ended September 30, 2018. Interest income for the three months ended September 30, 2019 increased by $0.6 million, as compared with the three months ended September 30, 2018 primarily due to our higher average cash, cash equivalent and short-term investment balances due to the proceeds from the initial public offering, the Stock Purchase Agreement and the Bayer Collaboration Agreement.

Loss on Equity Method Investment

Loss on equity method investment for the three months ended September 30, 2019 was $24.7 million, generated from Oerth’s expensing intellectual property contributed by the Oerth partners.

Comparison of Nine Months ended September 30, 2019 and 2018

Revenues

Revenues for the nine months ended September 30, 2019 were $38.1 million, compared with $10.9 million for the nine months ended September 30, 2018. Revenue for the nine months ended September 30, 2019 included $24.7 million recognized from the contribution of the license to Oerth. The remaining revenues of $13.4 million increased by $2.5 million over the prior year period primarily due to the revenues related to the Bayer Collaboration Agreement which was initiated in the third quarter of 2019 and an increase in payments received under the Pfizer Collaboration Agreement. Revenues are generated primarily from the license and rights to technology fees and research and development activities related to the Bayer Collaboration Agreement initiated in July 2019, the Pfizer Collaboration Agreement initiated in January 2018, and the Restated Genentech Agreement initiated in November 2017.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2019 were $46.8 million, compared with $30.6 million for the nine months ended September 30, 2018. The increase of $16.2 million was primarily due to an increase in employee-related expenses of $8.8 million, including equity compensation expense of $3.8 million, and $8.0 million related to our platform and exploratory targets expenses and other research and development costs, partially offset by a decrease in direct external research expenses of $0.6 million related to our AR and ER programs. The increase in equity compensation is primarily due to new incentive awards granted at the time of the initial public offering and annual employee grants issued in March 2019. The increase in employee expenses other than equity compensation is primarily due to an increase in our number of employees associated with the planned advancement of our platform and exploratory targets. Clinical trial costs increased by $2.0 million but were more than offset by a decrease in lead optimization costs and IND-enabling costs for our AR and ER programs. The increase in platform and exploratory targets spending was primarily related to costs associated with our continued investment in our wholly-owned exploratory programs.

General and Administrative Expenses

General and administrative expenses were $20.0 million for the nine months ended September 30, 2019, compared with $7.1 million for the nine months ended September 30, 2018. The increase of $12.9 million was primarily due to an increase of $7.7 million related to employee expenses, including equity compensation expense of $5.0 million and expenses related to recruiting talent of $0.7 million, and $4.3 million related to patent and corporate legal fees, corporate insurance and other professional fees and expenses related to our becoming a public company in the fourth quarter of 2018.

Other Income (Expenses)

Other income (expenses)was $4.2 million for the nine months ended September 30, 2019, compared with $1.5 million for the nine months ended September 30, 2018. Interest income for the nine months ended September 30, 2019 increased by $2.1 million, as compared with the nine months ended September 30, 2018 primarily due to our higher average cash, cash equivalent and short-term investment balances due to the proceeds from the initial public offering and the Stock Purchase Agreement and the Bayer Collaboration Agreement. Refundable research and development tax credits for the nine months ended September 30, 2019 increased by $0.4 million as compared with the nine months ended September 30, 2018.

Loss on Equity Method Investment

Loss on equity method investment for the nine months ended September 30, 2019 included $24.7 million generated from Oerth’s expensing intellectual property contributed by the Oerth partners.

Liquidity and Capital Resources

Sources of Liquidity

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Through September 30, 2019, we raised approximately $267.6 million in gross proceeds from the sale of common stock, and Series A, Series B and Series C convertible preferred units, and had received an aggregate of $111.1 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut. In October 2018, we completed our initial public offering in which we issued and sold an aggregate of 7,700,482 shares of common stock, including 200,482 additional shares of common stock upon the exercise in part by the underwriters of their option to purchase additional shares at a public offering price of $16.00 per share, for aggregate gross proceeds of $123.2 million before underwriting discounts and commissions and expenses.

Cash Flows

Our cash, cash equivalents and marketable securities totaled $190.5 million as of September 30, 2019 and $187.8 million as of December 31, 2018. We had outstanding loan balances of $2.0 million as of September 30, 2019 and $2.2 million as of December 31, 2018.

The following table summarizes our sources and uses of cash for the period presented:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(24,427)	$(3,863)
Net cash provided by (used in) investing activities	2,310	(77,804)
Net cash provided by financing activities	31,062	56,946
Increase (decrease) in cash and cash equivalents	$8,945	$(24,721)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $24.4 million, primarily due to our net loss of $49.2 million, partially offset by an increase in deferred revenue of $8.5 million, and non-cash charges of $16.5 million. The increase in deferred revenue is due to the payments received from the Bayer Collaboration Agreement, partially offset by revenue recognized in the period. Non-cash charges were primarily stock compensation expense of $15.0 million and depreciation and amortization of $1.0 million.

Net cash used in operating activities for the nine months ended September 30, 2018 was $3.9 million, primarily due to our net loss of $25.4 million, a decrease in deferred revenue of $7.9 million and an increase in prepaid expenses and other receivables of $3.7 million, partially offset by the $25.0 million up-front payment received from a collaboration partner and previously recorded as an account receivable and non-cash charges of $7.1 million. The reduction in deferred revenue was primarily due to $10.9 million in revenue recognized, partially offset by $3.0 million in target payments received from a collaboration partner. The increase in prepaid expenses and other receivables was primarily due to incurring costs in preparation of the initial public offering and accrued interest on marketable securities.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2019 was $2.3 million, attributable to the maturities of marketable securities in excess of new purchases of marketable securities of $6.8 million, partially offset by purchases of property and equipment of $4.5 million.

Net cash used in investing activities for the nine months ended September 30, 2018 was $77.8 million, attributable to the net investment of excess cash in marketable securities of $75.6 million and the purchase of property and equipment of $2.2 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $31.0 million, attributable to proceeds from the sale of common stock to Bayer for $29.5 million and the exercise of stock options for $1.8 million, partially offset by payments on our long-term debt of $0.2 million.

Net cash provided by financing activities for the nine months ended September 30, 2018 of $56.9 million was attributable to the net proceeds from the sale of Series C convertible preferred units and the proceeds from long-term debt, partially offset by payments on our long-term debt.

Funding Requirements

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. In addition, we expect to continue to incur additional costs associated with operating as a public company.

Specifically, we anticipate that our expenses will increase substantially if and as we:

•	continue a Phase 1 clinical trial of our product candidate ARV-110 in men with mCRPC;
•	continue a Phase 1 clinical trial of our product candidate ARV-471 in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer;
•	apply our PROTAC platform to advance additional product candidates into preclinical and clinical development;
•	expand the capabilities of our PROTAC platform;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel; and
•

add operational, financial and management information systems and personnel to support our research, product development and future commercialization efforts and support our operations as a public company.

We believe that our cash, cash equivalents and marketable securities as of September 30, 2019 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our Phase 1 clinical trial for ARV-110 and our Phase 1 clinical trial for ARV-471 and any future clinical development of ARV-110 and ARV-471;
•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•	the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurodegenerative research programs;
•	the success of our collaborations with Pfizer, Genentech and Bayer;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Borrowings

In August 2013, we entered into a Loan Agreement, or Loan, with Connecticut Innovations, Incorporated, or CII, the strategic venture capital arm and a component unit of the State of Connecticut. Under the Loan, we borrowed $750,000 for the purchase of laboratory equipment, information technology equipment and leasehold improvements. Interest on the Loan was compounded on a monthly basis at a rate of 7.50% per annum. The Loan provided for monthly, interest-only payments for ten months. Beginning on June 1, 2015 we were required to make monthly principal and interest payments through July 31, 2019. We could have prepaid the amount due at any time without premium or penalty. The Loan was secured by substantially all of our assets. The amount outstanding under the Loan was  $0.2 million as of December 31, 2018. We paid the loan in full in July 2019. In connection with the issuance of the Loan, we granted CII a warrant to purchase 33,881 of our Series A convertible preferred units at a purchase price of $0.6811 per unit, with a seven-year term from the date of issuance. The warrant was exercised in July 2018.

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

Pursuant to our license agreement with Yale University, or Yale, we are required to pay Yale, subject to the achievement of specified development and regulatory milestones, payments aggregating up to approximately $3.0 million for the first licensed product and up to approximately $1.5 million for the second licensed product. We are not required to make any milestone payments for any licensed products beyond the first two. While the agreement remains in effect, we are required to pay Yale low-single digit royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions. We met two milestones triggering $75,000 in aggregate payments to Yale.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Interest income earned on these assets was $3.4 million and $1.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At September 30, 2019, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk. A 1% change in interest rates could affect our interest income by $0.4 million in a quarter based on the balance of our marketable securities at September 30, 2019. Our outstanding debt was $2.0 million and $2.2 million as of September 30, 2019 and December 31, 2018, respectively, and carries a fixed interest rate of 3.25% per annum on $2.0 million of the outstanding debt and 7.50% per annum on $0.1 million of the outstanding debt.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our net loss was $49.2 million for the nine months ended September 30, 2019, $41.5 million for the year ended December 31, 2018 and $24.0 million for the year ended December 31, 2017. As of September 30, 2019, we had an accumulated deficit of $351.5 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. We are still in the early stages of development of our product candidates and initiated our first clinical trial in the first quarter of 2019, and a second clinical trial in the third quarter of 2019. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue a Phase 1 clinical trial of our product candidate ARV-110 in men with metastatic castration-resistant prostate cancer, or mCRPC;
•	continue a Phase 1 clinical trial of our product candidate ARV-471 in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer;
•	apply our PROTAC platform to advance additional product candidates into preclinical and clinical development;
•	expand the capabilities of our PROTAC platform;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel; and
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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, if ever, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We have never generated revenue from product sales and may never be profitable.

We have only recently initiated clinical development of our first two product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing approval for our product candidates and manufacturing, marketing and selling any products for which we may obtain marketing approval.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our Phase 1 clinical trial of ARV-110 and our Phase 1 clinical trial of ARV-471, advance our other oncology and neurodegenerative programs and continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We had cash, cash equivalents and marketable securities of approximately $190.5 million as of September 30, 2019, $187.8 million as of December 31, 2018 and $39.2 million as of December 31, 2017. We believe that our cash, cash equivalents and marketable securities as of September 30, 2019 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our Phase 1 clinical trial for ARV-110 and our Phase 1 clinical trial for ARV-471 and any future clinical development of ARV-110 and ARV-471;
•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•	the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurodegenerative research programs;
•	the success of our collaborations with Pfizer, Inc., or Pfizer, Genentech, Inc. and F. Hoffman-LaRoche Ltd., collectively referred to as Genentech, and Bayer AG, or Bayer;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations with Pfizer, Genentech and Bayer, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends.

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

Our limited operating history may make it difficult for stockholders to evaluate the success of our business to date and to assess our future viability.

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. In the first quarter of 2019, we initiated our first Phase 1 clinical trial for a product candidate, ARV-110, and in the third quarter of 2019, we initiated our Phase 1 clinical trial of our product candidate ARV-471. All of our other product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

The Tax Cuts and Jobs Act of 2017 could adversely affect our business and financial condition.

On December 22, 2017, the U.S. government enacted legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017, or the TCJA, that significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the TCJA. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Our PROTAC technology platform is a relatively new technology. Our future success depends on the successful development of this novel therapeutic approach. Prior to the initiation of our Phase 1 clinical trial for ARV-110, no product candidates that use a chimeric small molecule approach to protein degradation, such as our PROTAC targeted protein degraders, had been tested in humans. No product candidates of this type have been approved in the United States or Europe, and the data underlying the feasibility of developing chimeric small molecule-based therapeutic products is both preliminary and limited. We have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. We have not yet completed a clinical trial of any product candidate and we have not yet completed assessment of the safety of any product candidate in humans. As such, there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

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

We are very early in our development efforts. In the first quarter of 2019, we initiated our first Phase 1 clinical trial for a product candidate ARV-110, and in the third quarter of 2019, we initiated our Phase 1 clinical trial of our product candidate ARV-471. All of our other product candidates are still in preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We only recently initiated Phase 1 clinical development of our product candidates ARV-110 and ARV-471. All of other our product candidates are in preclinical development.  The risk of failure for our product candidates is high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned Investigational New Drug Applications, or INDs, in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs.

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

Further, cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our current clinical trials for ARV-110 and ARV-471 are with patients who have received two or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to abandon or limit our further clinical development of those product candidates.

Other than our recently initiated Phase 1 clinical trials of ARV-110 and ARV-471, we have not evaluated any product candidates in human clinical trials. Moreover, we are not aware of any clinical trials conducted by others involving chimeric small molecule targeted protein degraders, such as our PROTAC targeted protein degraders. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that our PROTAC technology will not cause undesirable side effects.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our ongoing clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of the dose-escalation portion of our Phase 1 clinical trial of ARV-110 and our Phase 1 clinical trial of ARV-471 may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our current or future clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, the initial safety, tolerability and pharmacokinetic data that we have disclosed in connection with our ongoing Phase 1 clinical trials of ARV-110 and ARV-471 may not be indicative of the full results of those trials obtained upon completion. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we have initiated a Phase 1 clinical trial of ARV-110 for men with mCRPC and a Phase 1 clinical trial of ARV-471 for patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We cannot predict how difficult it will be to enroll patients for trials in these indications. Therefore, our ability to identify and enroll eligible patients for ARV-110 and ARV-471 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:

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

We intend to conduct a Phase 1b clinical trial with ARV-471 for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer for use in combination with other therapies that are currently approved for the treatment of patients with breast cancer, including a CDK 4/6 inhibitor, such as palbociclib, once a recommended dose is identified from the dose-escalation portion of the ARV-471 Phase 1 clinical trial. We did not develop or obtain marketing approval for, nor do we manufacture or sell, any of the currently approved drugs that we may study in combination with ARV-471. If the FDA or similar regulatory authorities outside of the United States revoke their approval of the drug or drugs in combination with which we determine to develop ARV-471, we will not be able to market ARV-471 in combination with such revoked drugs.

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

We are aware of several biotechnology companies focused on developing chimeric small molecules for protein degradation including C4 Therapeutics, Inc., Cullgen Inc., Kymera Therapeutics, Inc. and Nurix Therapeutics, Inc., all of which are currently in preclinical development. Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including AbbVie, Amgen Inc., AstraZeneca plc, Boehringer Ingelheim, Celgene, GlaxoSmithKline plc, Genentech and Novartis International AG.

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

Collaborations involving our research programs or any product candidates we may develop, including our collaborations with Pfizer, Genentech and Bayer, pose the following risks to us:

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

We rely and expect to continue to rely on third-party clinical research organizations, or CROs, to conduct our Phase 1 clinical trial program for ARV-110, our Phase 1 clinical trial program for ARV-471 and any other clinical trials and currently do not plan to independently conduct any clinical trials of ARV-110 and ARV-471 or of our other product candidates. Agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or the USPTO, or in addition to interference proceedings, may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or other post-grant proceedings challenging our or our licensors’ patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. On October 28, 2019, that deadline was extended from October 31, 2019 to January 31, 2020 to allow the parties to continue to negotiate a withdrawal agreement. The United Kingdom could leave the European Union earlier if the Parliament approves the withdrawal but that has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption. On July 24, 2019, Boris Johnson was appointed Prime Minister of the United Kingdom, who has previously suggested that the country should leave the European Union without an agreement.

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

Our internal computer systems and those of any collaborators, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

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

Risks Related to Our Common Stock

The price of our common stock is volatile and may fluctuate substantially, which could result in the loss of all or part of our stockholders’ investment.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 30% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence or control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

In addition, in July 2019, we issued 1,346,313 shares of our common stock to Bayer. These shares are subject to lock-up restrictions, which will expire six months following the issuance date. On October 1, 2019, we filed a registration statement on Form S-3 covering the resale of these shares.

We have registered all shares of common stock that we may currently issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

We currently have on file with the SEC a universal shelf registration statement on Form S-3 which allows us to offer and sell registered common stock, preferred stock, debt securities, depositary shares, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In October 2019, we entered into an Equity Distribution Agreement, or Distribution Agreement, with Piper Jaffray & Co., or Piper Jaffray, pursuant to which, from time to time, we may offer and sell through Piper Jaffray up to $100.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at the market” offerings.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by Piper Jaffray pursuant to the Distribution Agreement, under our universal shelf registration statement or otherwise could also dilute our stockholders.

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

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements we may enter into may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Other than as follows, we did not issue any securities that were not registered under the Securities Act during the nine months ended September 30, 2019. On June 3, 2019, we entered into an agreement to sell 1,346,313 shares of our common stock to Bayer at a price of $24.14 per share, for an aggregate purchase price of approximately $32.5 million. The sale of shares to Bayer was subject to customary closing conditions, including certain antitrust approvals. On July 16, 2019, following the satisfaction of such closing conditions, the shares were issued to Bayer in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act for a transaction by an issuer not involving any public offering within the meaning of Section 4(a)(2) thereunder, and Regulation D promulgated thereunder.

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

As of September 30, 2019, we had used approximately $44.6 million of the net offering proceeds, primarily to fund the advancement of our androgen receptor program, or AR program, and estrogen receptor program, or ER program, as well as for working capital and general corporate purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 27, 2018.

Item 5. Other Information

On November 2, 2019, Kush Parmar notified the Company of his decision to resign from our board of directors, effective November 2, 2019. Dr. Parmar’s decision to resign from our board of directors was not due to a disagreement on any matter related to the Company’s operations, policies or practices.

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
10.1†

Arvinas IP Contribution Agreement between Arvinas Operations, Inc. and Protag LLC, dated July 16, 2019 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.2

Investor Agreement between the Registrant and Bayer AG, dated July 16, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

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

Arvinas, Inc.

Date: November 4, 2019	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2019	By:	/s/ Sean Cassidy
Sean Cassidy
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)