Form 10-K
period 2019-12-31
ARVINAS, INC.
filed 2020-03-16
CIK 1655759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 001-38672

ARVINAS, INC.

(Exact name of registrant as specified in its Charter)

Delaware	47-2566120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Science Park 395 Winchester Ave. New Haven, Connecticut	06511
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 535-1456

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Trading Symbol	(Name of each exchange on which registered)
Common stock, par value $0.001 per share	ARVN	The Nasdaq Global Select Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $464.6 million, based on the closing price of the registrant’s Common Stock on such date. The number of shares of registrant’s Common Stock, $0.001 par value per share, outstanding as of March 10, 2020 was 39,076,828.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies to degrade disease-causing proteins. We use our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. Our small-molecule PROTAC technology has the potential to address a broad range of intracellular disease targets, including those representing the up to 80% of proteins that cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC platform to build an extensive pipeline of protein degradation product candidates to target diseases in oncology, neuroscience, and other therapeutic areas.

We have designed and optimized our proprietary platform for the discovery of PROTAC therapeutics to address diseases caused by abnormal proteins or aberrant protein expression. We engineer our PROTAC targeted protein degraders to tag a target protein for degradation through the ubiquitin proteasome system, one of the cell’s natural protein disposal systems, and then to iteratively degrade additional target protein molecules. Our experienced scientific team has developed our PROTAC platform, including a proprietary synthetic PROTAC matrix, to rapidly identify and optimize efficient protein degraders with tunable properties relating to potency, selectivity and method of delivery. We have combined the potential of our PROTAC technology with our specialized knowledge to obtain encouraging preclinical results, successfully degrading more than 95% of all proteins that we have targeted. We have developed PROTAC targeted protein degraders that are capable of being delivered through multiple routes of administration, including oral delivery, as well as PROTAC targeted protein degraders that are able to penetrate the blood brain barrier.

Our two lead product candidates are ARV-110 and ARV-471. We are developing ARV-110, a PROTAC protein degrader targeting the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. We initiated a Phase 1 clinical trial of ARV-110 in March 2019. This Phase 1 trial is designed to assess the safety, tolerability and pharmacokinetics of ARV-110 and also includes measures of anti-tumor activity as secondary endpoints, including reduction in prostate specific antigen, or PSA, a well-recognized biomarker of prostate cancer progression. We received fast track designation for ARV-110 for mCRPC in May 2019. We are also developing ARV-471, a PROTAC protein degrader targeting the estrogen receptor protein, or ER, for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We initiated a Phase 1 clinical trial of ARV-471 in August 2019. This Phase 1 trial is designed to assess the safety, tolerability and pharmacokinetics of ARV-471 and also includes measures of anti-tumor activity as secondary endpoints. In our preclinical studies, these lead product candidates have demonstrated potent and selective protein degradation. We believe favorable clinical trial results in these initial oncology programs would provide validation of our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins regardless of therapeutic area.

In October 2019, we announced initial safety, tolerability and pharmacokinetic data from the ongoing Phase 1 clinical trial for each of ARV-110 and ARV-471. The initial data from these Phase 1 clinical trials showed dose proportionality for ARV-110 and that exposures of both ARV-110 and ARV-471 had reached levels associated with tumor growth inhibition in preclinical studies. In addition, the data disclosed in October 2019 for both ARV-110 and ARV-471 showed that each dose tested to date was well tolerated, with no dose-limiting toxicities and no grade 2, 3, or 4 treatment-related adverse events observed.  Since October 2019, dose escalation for each of the Phase 1 clinical trials has continued and both trials are currently ongoing. We expect to share additional clinical data from the Phase 1 dose escalation trial of ARV-110 in the second quarter of 2020 and from the Phase 1 dose escalation trial of ARV-471 in the second half of 2020.

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

We are further diversifying our pipeline by developing new PROTAC targeted protein degraders against targets for which we believe protein degradation offers advantages to existing therapeutic modalities. For example, we are pursuing targets for the treatment of neurodegenerative diseases, including tauopathies, which are diseases associated with an aggregation of tau proteins in the brain, such as Alzheimer’s disease. We have engineered PROTAC targeted protein degraders that, in preclinical studies, have successfully achieved blood brain barrier penetration, a key step in developing drugs with the potential to treat neurodegenerative targets. We believe there are many other indications for which our PROTAC technology may be advantageous. In the second half of 2020, we expect to provide additional information about the advancement of our robust preclinical program. In an effort to realize the full potential of our PROTAC platform, our ongoing strategic collaborations with Pfizer Inc., or Pfizer, Genentech, Inc. and F. Hoffman-La Roche Ltd, collectively referred to as Genentech, and Bayer AG, or Bayer, address targets across multiple therapeutic areas.

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

Our Strategy

Our goal is to discover, develop, and commercialize therapies that improve the lives of patients suffering from cancer, neurological disorders and other serious diseases. We engineer PROTAC protein degraders that are designed to selectively remove disease-causing proteins, and we believe that our proprietary PROTAC technology is a new therapeutic modality with the potential to provide distinct advantages over existing therapies and to address a broad range of targets, including undruggable proteins. The key elements of our strategy are to:

•

Advance clinical development of our lead programs, which address the well-understood oncology targets AR and ER. Our strategy for our PROTAC protein degrader platform includes the initial pursuit of oncology targets with well-understood biology, well-characterized disease models and established biomarkers. We initiated a Phase 1 clinical trial for ARV-110 in men with mCRPC in March 2019 and we initiated a Phase 1 clinical trial for ARV-471 in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer in August 2019. We believe favorable clinical trial results in these initial oncology programs would validate the broader therapeutic potential of our PROTAC platform.

•

Utilize our PROTAC protein degrader platform to address undruggable and difficult-to-drug targets. We are applying our platform to develop treatments for diseases associated with a prioritized subset of the up to 80% of proteins that cannot be addressed by existing small molecule therapies, commonly referred to as undruggable targets. Our platform enables us to build PROTAC targeted protein degraders with the potential to degrade these proteins through the cell’s natural protein degradation process using any available binding site, including low-affinity active binding sites or non-functional binding sites, bringing biological utility to ligands that would otherwise be inactive. We also believe that many “difficult-to-drug” targets, where prior approaches are inadequate, will also provide opportunities to apply our PROTAC protein degrader platform.

•

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

•

Selectively collaborate to realize the full potential of our platform. We are using our PROTAC protein degrader platform to build an extensive pipeline of product candidates for which we retain full development and commercialization rights across a wide range of diseases. In an effort to realize the full potential of our PROTAC platform, our ongoing strategic collaborations with Bayer, Genentech and Pfizer address targets across multiple therapeutic areas. In addition to these collaborations in human therapeutics, we established a joint venture called Oerth Bio LLC, or Oerth, with Bayer to pursue the PROTAC protein degrader platform in agricultural applications. We plan to continue to selectively pursue collaborations with leading biopharmaceutical companies with specialized capabilities or know-how, including global development and commercial expertise and capabilities. We believe this selective approach to collaboration will further broaden the therapeutic reach of our PROTAC platform, as well as complement and expand our internal development expertise.

•

Continue to expand the capabilities of our PROTAC platform and the breadth of our intellectual property portfolio. We are investing in our research and development activities to expand the capabilities of our PROTAC platform and the breadth of our intellectual property portfolio. This includes: research into novel E3 ligases, key proteins in the ubiquitin proteasome system, that may have tissue-specific or disease-specific features; the discovery of novel binding ligands; the discovery of orally bioavailable and blood brain barrier penetrant PROTAC protein degraders; and improvement of our PROTAC targeted protein degrader design and optimization processes. In addition to our internal research and development efforts, our agreements with Yale provide us with rights to future discoveries from the laboratory of Professor Crews, our scientific founder, Chief Scientific Advisor and Chair of our Scientific Advisory Board. We have exclusive worldwide rights to our platform technology, as well as issued patents for composition of matter in the United States and patent applications pending for composition of matter in key countries for our ARV-110 and ARV-471 product candidates and patent applications pending for composition of matter in the United States and key countries for our exploratory programs. We also have patents and pending patent applications for broad platform coverage for other PROTAC targeted protein degraders using specific E3 ligases.

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

1FTLD-Tau: Frontotemporal lobar degeneration-tau.

2PSP: Progressive supranuclear palsy.

3MSA: Multiple system atrophy

We classify our programs as in the discovery stage of development when we are synthesizing and testing PROTAC protein degraders to evaluate degradation of the selected target, differential biology compared to inhibitors, and proof of concept pharmacodynamics and efficacy in vivo. A program advances to the lead optimization stage when we have identified a lead PROTAC protein degrader that demonstrates promising activity in in vitro and in vivo biological models relative to defined criteria. In the lead optimization stage, we are working to optimize the PROTAC protein degraders for a desired profile, including degradation potency, selectivity, drug metabolism and pharmacokinetics, pharmacodynamic activity and in vivo efficacy, and we have begun characterizing preclinical tolerability and toxicology. A program enters the IND-enabling stage once we are performing studies intended to support the submission of an investigational new drug, or IND, application, including expanded toxicology, drug product optimization and IND documentation preparation.

In addition to the programs above and our early-stage development collaborations with Bayer, Genentech, and Pfizer, we are conducting exploratory research and development work on multiple other undisclosed targets.

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

Our Discovery Platform—PROTAC

We have designed and optimized our proprietary platform for the discovery of PROTAC targeted protein degrader therapeutics to address diseases caused by abnormal proteins or aberrant protein expression. We have developed a proprietary synthetic PROTAC matrix which, combined with computational, biological and biophysical data, allows us to rapidly identify and optimize efficient protein degraders with features we believe can make for successful drugs. The modular design and holistic optimization of each PROTAC targeted protein degrader provides us with opportunities to prepare different chemical series, each with tunable properties relating to potency, selectivity and method of delivery, which can produce the efficient trimer complex necessary for degradation of the targeted protein by the proteasome. We have combined the potential of our PROTAC technology with our specialized knowledge to obtain encouraging preclinical results, including successful degradation of over 95% of the more than 40 proteins that we have targeted to date.

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

For example, we have published experiments where we built PROTAC targeted protein degraders from the known protein kinase inhibitor foretinib, which is a relatively weak binder to the protein p38α, a protein implicated in immune disorders and heart disease. We constructed a foretinib-based PROTAC targeted protein degrader we refer to as PROTAC 1, which happened to further weaken the binding affinity to p38α. Binding affinity is measured by KD, or equilibrium dissociation constant. In this case, we observed that PROTAC 1 exhibited a tenfold reduction in binding affinity relative to foretinib, decreasing from 1 micromolar, or µM, to 11 µM. Despite the significantly weaker binding affinity, PROTAC 1 achieved potent degradation of p38α with a DC50, a concentration that results in half maximal degradation, of 210 nanomolar, or nM, which means that its degradation potency is approximately 50-fold better than its binding strength. The figure below shows a western blot of cells treated with increasing concentrations (left to right) of foretinib, the PROTAC 1, and an inactivated (non-degrading) version of PROTAC 1. The decreasing presence of the p38α protein is depicted by a lighter shade of the p38α band in the western blot as the doses of the PROTAC 1 increase. This demonstrates our ability to use a weak binder to create a potent PROTAC targeted protein degrader. Based on our experience, we believe that with additional medicinal chemistry effort, the degradation potency of this weak-binding PROTAC targeted protein degrader could be further increased.

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

We published experiments in which a ligand binding to 133 kinases degraded fewer than ten proteins when incorporated into a PROTAC targeted protein degrader with limited additional modification. The figure below on the left depicts foretinib binding to 133 protein kinases as measured by a competitive binding assay. The figure on the right depicts cells treated with a foretinib-based PROTAC targeted protein degrader degrading only a small subset of cellular proteins (lower left quadrant of the graph) as shown by mass spectrometry analysis.

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

We conducted an experiment designed to demonstrate that non-functional binding sites, analogous to those that may be present on proteins considered undruggable, can be used to target proteins for degradation by PROTAC targeted protein degraders. The figure below depicts a structural model of the Abl tyrosine kinase. This protein kinase possesses an enzymatic active site that is inhibited by the marketed small molecule, imatinib. The Abl kinase also has a second, non-functional active site, called an allosteric site, in its structure that can bind a different small molecule, named GNF-2, which despite binding allosterically (with a relatively weak KD of 500 nM), inhibits only the wild type protein (C-Abl), but not BCR-Abl—a mutated form of Abl implicated in chronic myelogenous leukemia.

Abl Kinase
Imatinib binds to the active site
GNF-2 binds to an allosteric site

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

Prostate Cancer

In the United States, prostate cancer is both the second most prevalent cancer in men and the second leading cause of cancer death in men. Current estimates predict that one in nine men will be diagnosed with prostate cancer in his lifetime. The American Cancer Society estimates that in 2020 there will be over 191,000 new cases of prostate cancer in the United States and approximately 33,000 deaths from the disease. Further, based on an article published in 2015 in PLoS ONE, a peer-reviewed scientific journal, there are approximately between 35,000 and 45,000 new incidences of mCRPC each year. Men with mCRPC have a poor prognosis and a predicted survival rate of fewer than two years from the initial time of progression.

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

Phase 1 Clinical Trial

In March 2019, we initiated dosing in a Phase 1 clinical trial of ARV-110. Our Phase 1 trial is designed as an open label, dose-escalation study of ARV-110 in approximately 28 to 60 men with mCRPC whose disease has progressed on at least two prior systemic therapies, one of which must have been enzalutamide or abiraterone. The Phase 1 trial is designed to primarily investigate the safety and tolerability of ARV-110. Secondary endpoints include characterization of ARV-110’s pharmacokinetic profile and preliminary assessment of biochemical and clinical activity based on evaluation of PSA levels, and radiographic measurement of evaluable lesions. The anti-tumor effects of ARV-110 in measurable lesions will be assessed using Response Evaluation Criteria in Solid Tumors, or RECIST criteria, a standardized set of rules for response assessment based on tumor shrinkage which is widely used in oncology clinical trials. We also will evaluate exploratory markers of disease burden, such as circulating tumor cell enumeration, as exploratory endpoints of the trial. The dose escalation portion of the trial will enroll patients at four study centers in the United States. The protocol provides for a starting dose of 35 mg/day, administered orally. Up to a total of 20 patients (inclusive of patients previously enrolled at a given dose level) may be added to a previously studied dose escalation cohort once that dose has been deemed safe for further development. We expect to include patients who may have received at least two prior approved therapies for castrate-resistant prostate cancer (at least one of which must be abiraterone or enzalutamide).

In October 2019, we shared preliminary data from the first three dose-escalation cohorts (35 mg, 3 patients; 70 mg, 4 patients; and 140 mg, 3 patients). ARV-110 (35 mg, 70 mg, and 140 mg) was well tolerated, with no dose-limiting toxicities and no grade 2, 3, or 4 treatment-related adverse events observed. The data presented showed dose proportionality for ARV-110 and that average plasma exposures of ARV-110 in the third (140 mg) cohort had reached levels associated with tumor growth inhibition in preclinical studies. Dose escalation has continued and we expect to share additional clinical data from this Phase 1 dose escalation trial of ARV-110 in the second quarter of 2020.

If a recommended Phase 2 dose is or doses are identified for further development, we expect to proceed to an expansion phase which will enroll approximately 50 patients per recommended dose/schedule, at which time additional trial sites may be added. The Phase 2 portion of the clinical trial will primarily investigate the anti-tumor activity of ARV-110 in men with mCRPC by evaluating the PSA response rate and using RECIST criteria for patients with measurable disease at baseline. We expect to include patients who have progressed on at least one but no more than two prior anti-androgen agents, such as enzalutamide or abiraterone, for castrate-resistant prostate cancer and no more than one prior chemotherapy regimen in each of the castrate-sensitive and castrate-resistant prostate cancer settings. We expect that data from these patients will assist us in further characterizing the safety and pharmacokinetic profile of ARV-110 and allow us to better understand the disease characteristics and AR status of those patients who may derive benefit from ARV-110 therapy. We expect to analyze data collected from patients in the expansion cohort according to patient subsets.

Next Generation AR Degraders

We are developing additional PROTAC targeted protein degraders capable of degrading AR and certain AR splice variants. Our next generation AR degrader is being developed to target and degrade AR and at least one additional, clinically relevant AR point mutation, the L702H point mutation. The L702H point mutation in the ligand-binding domain of AR results in activation of the AR by glucocorticoids and can cause resistance to a standard of care regimen. Recent studies have reported that between approximately 2-9% of patients with mCRPC had an L702H point mutation.

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

ARV-471 for ER Degradation in Patients with Locally Advanced or Metastatic ER positive / HER2 Negative Breast Cancer

We are developing ARV-471, an orally bioavailable ER degrading PROTAC targeted protein degrader, as an alternative to, and potentially more potent degrader than, the intramuscular injection fulvestrant and other selective ER degraders currently in development for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. Similar to our AR program, we have chosen ER degradation as a therapeutic focus given the well-documented biology of ER signaling as a principal driver in breast cancer. ARV-471 has demonstrated activity in locally advanced or metastatic ER positive / HER2 negative breast cancer preclinical models. We plan to clinically investigate ARV-471 for use as a single agent and in combination with CDK 4/6 inhibitors such as palbociclib. We believe ARV-471 has the potential to improve clinical outcomes over current standards of care for patients with locally advanced or metastatic ER positive / HER2 negative breast cancer.

Breast Cancer

In the United States, breast cancer is the second most common cancer and the second leading cause of cancer death in women. The American Cancer Society estimates that in 2020 there will be approximately 276,000 women diagnosed with invasive breast cancer in the United States. Metastatic breast cancer accounts for approximately 6% of newly diagnosed cases. Approximately 80% of newly diagnosed breast cancers are ER+, with many patients developing resistance to current treatment options over time.

Treatment options for breast cancer depend on many different factors, including the stage of the cancer and whether the cancer cells contain hormone receptors. Patients with locally advanced or metastatic breast cancer are treated with systemic therapy, including hormone therapy, chemotherapy and targeted therapy, either as single-agents or in combination. Patients with locally advanced or metastatic ER positive / HER2 negative breast cancer are often treated with hormone therapy, such as tamoxifen or an aromatase inhibitor, sometimes in combination with targeted drugs such as CDK 4/6 inhibitors. In patients with aggressive disease or whose disease continues to progress with a hormonal treatment regimen, chemotherapy may be prescribed. Treatment with chemotherapy is generally postponed for as long as possible due to the potential for severe side effects including neuropathies, nausea, diarrhea, decreased mental capacity and increased risk of infections.

A current standard of care for patients with ER positive / HER2 negative locally advanced or metastatic breast cancer is fulvestrant, an ER degrader administered as a monthly intramuscular injection, either as a single-agent or in combination with another targeted therapy. While fulvestrant has validated the importance of ER degradation as a therapeutic intervention, up to 50% of ER can remain when compared to baseline levels after six months of treatment with fulvestrant, providing an opportunity for more potent ER degraders, such as our PROTAC targeted protein degraders.

Preclinical Development

We have conducted a comprehensive preclinical program to study ARV-471 as a potential treatment for patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. In our preclinical studies, ARV-471 was a superior degrader of ER compared to fulvestrant. ARV-471 has also shown superior tumor growth inhibition when combined with a CDK4/6 inhibitor compared to fulvestrant and the same combination partner.

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

Vehicle
Fulvestrant (200 mpk)
ARV-471 (10 mpk qd)
ARV-471 (30 mpk qd)
Mean Tumor Volume (mm³)
2500
2000
1500
1000
500
0
0
3
6
10
13
17
20
24
27
Days of Treatment

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

We have conducted IND-enabling GLP toxicology studies with ARV-471 in rats and dogs to support advancement of ARV-471 into clinical development. The designs for these studies called for animals to be treated once daily, orally for 28 days, followed by a 28-day recovery period at each dose level in the rat study and for the high dose animals only in the dog study.

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

Our Phase 1 Clinical Trial

In August 2019, we initiated dosing in a Phase 1 clinical trial for ARV-471. The trial is an open-label dose-escalation study in which we expect to dose approximately 28 to 36 patients with locally advanced or metastatic ER positive / HER2 negative/HER2- breast cancer who have progressed on at least two prior endocrine therapy regimens and a CDK4/6 inhibitor. Eligible patients may have also received up to three prior regimens of cytotoxic chemotherapy. The protocol provides for a starting dose of 30 mg/day, administered orally.

The Phase 1 trial is designed to primarily investigate the safety and tolerability of ARV-471 and characterize its pharmacokinetic profile. ER degradation by comparing ER levels in pre-treatment and post-treatment tumor biopsies in patients with appropriate lesions will also be evaluated as a secondary endpoint. Other secondary endpoints include the evaluation of anti-tumor response in patients with measurable disease using RECIST criteria.

In October 2019, we shared preliminary data from three patients enrolled in the first dose escalation cohort (30 mg). At that dose ARV-471 was well tolerated, with no dose-limiting toxicities and no treatment-related adverse events observed. The data presented showed that average plasma exposures of ARV-471 in the 30mg dose cohort reached levels associated with tumor growth inhibition in preclinical studies. Dose escalation has continued and we expect to share additional clinical data from this Phase 1 dose escalation trial of ARV-471 in the second half of 2020.

Once a recommended dose is established for further development, we expect to proceed to an expansion Phase 2 cohort. .

In addition, we plan to investigate the tolerability and confirm recommended dosing for the combination of ARV-471 with a CDK4/6 inhibitor in a clinical trial.

Assuming ARV-471 has a favorable profile in these early clinical trials, we initially plan to pursue an indication either in patients who have progressed on/after prior endocrine therapy either as monotherapy or in combination with standard therapy or in combination with CDK4/6 inhibitor therapy in front line advanced breast cancer.

Our Discovery Programs

Neurodegenerative Diseases

Neurodegenerative diseases are generally progressive in nature and result in the degeneration and often death of neurons in the brain, leading to cognitive decline, functional impairment and eventually death. These diseases affect a rapidly growing patient population and represent one of the largest unmet medical needs of our time. Alzheimer’s and Parkinson’s diseases encompass the largest patient populations among the neurodegenerative diseases. The Alzheimer’s Association estimated that 5.8 million Americans of all ages were living with Alzheimer’s dementia in 2019, and the Parkinson’s Foundation estimated that nearly one million Americans will be living with Parkinson’s disease by 2020. Alzheimer’s disease is marked by the progressive accumulation of aggregated tau protein, while aggregation of alpha-synuclein is thought to cause Parkinson’s disease.

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

Developing PROTAC Targeted Protein Degraders that Cross the Blood Brain Barrier

Engineering products that cross the blood brain barrier is a highly desirable characteristic in developing effective therapeutics for patients with neurodegenerative diseases as compared with therapies delivered directly into the central nervous system, or CNS. Any product candidates for neurodegenerative disease must reach their intended targets in the brain at exposure levels that will provide a therapeutic effect, while having an acceptable safety profile.

Importantly, we have achieved brain penetration in preclinical models following parenteral administration of PROTAC degrader molecules designed to specifically target pathologic oligomers of tau and α-synuclein, for the treatment of Alzheimer’s disease and other tauopathies and Parkinson’s disease and other synucleinopathies, respectively. These PROTAC degrader molecules achieved concentrations in the brain sufficient to induce degradation of the aggregated proteins, widespread penetration into different parts of the brain, and brain/plasma ratios of 0.5 to 5.0, which are comparable to approved therapeutics with CNS activity.

Developing PROTAC Targeted Protein Degraders that Degrade Proteins Associated with Neurodegenerative Diseases

We have conducted preclinical studies to establish the potential of our PROTAC platform in the CNS for the treatment of neurodegenerative diseases, including tauopathies, the largest of which is Alzheimer’s disease. We have demonstrated that tau PROTAC protein degrader molecules could be dosed peripherally and degrade pathogenic tau in the brain of a mouse tauopathy model. The figure below shows a greater than 95% reduction in pathologic tau in the cortex of the brain of the Tg2508 mouse model 24 hours following a single parenteral administration of two different tau targeting PROTAC degraders, PROTAC-A at 15 mg per kg and PROTAC-B at 30 mg per kg.

1 Tg2508 is a murine pathologic tau model (P301L).

2 AUC, or area under the curve, for pathologic tau was measured from the cortex region of the brain by WESTM capillary electrophoresis.

**** Tukey's multiple comparisons test P < 0.0001

Alpha-synuclein is an abundant neuronal protein that localizes predominantly to presynaptic terminals within the brain. While the normal function of this protein is not fully understood, the pathologic aggregation of alpha-synuclein is implicated in synucleinopathies; the most common of which is Parkinson’s disease.

In preclinical studies, we have demonstrated that alpha-synuclein PROTAC degraders can specifically degrade aggregated forms of the protein. We have conducted in vitro experiments in cells expressing the A53T mutant form of alpha-synuclein, a mutation that causes aggregation of alpha-synuclein and early-onset Parkinson’s diseases in patients. We treated these cells with alpha-synuclein targeting PROTAC degraders at 1 μM for 48 hours. The table below shows that three different PROTAC molecules, P-3, P-5, and P-6, each degraded aggregated forms of alpha-synuclein in a statistically significant manner, as measured by an alpha-synuclein oligomer based enzyme-linked immunosorbent assay, or ELISA.

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

As of March 4, 2020 our patent estate that we own, co-own and in-license includes nine issued U.S. patents, 23 foreign issued patents, and 230 pending patent applications in our patent portfolio.

PROTAC Patents and Patent Applications

Our PROTAC patent portfolio is generally organized into two categories: PROTAC platform patent filings, and PROTAC product candidate or protein target-specific patent filings.

PROTAC Platform

As of March 4, 2020, our PROTAC platform patent estate that we own, co-own, and in-license and that covers our various E3 ubiquitin ligase constructs included four issued foreign patents, 12 pending U.S. patent applications and 80 pending foreign patent applications. This patent estate includes constructs that have ligands for the Von Hippel Lindau, or VHL, E3 ubiquitin ligase, the cereblon, or CRBN, E3 ubiquitin ligase, the inhibitor apoptosis protein, IAP, E3 ubiquitin ligase, and the human mouse double minute homolog, or MDM2 E3 ubiquitin ligase.

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

We own three patent families with three pending U.S. patent applications with claims directed to composition of matter claims covering the CRBN E3 ubiquitin ligase ligand generically, the chemical linker group generically, and a small molecule or peptide ligand that binds to a target protein generically. We own issued patents in Australia and Russia. Patent applications have been filed and are pending in the United States, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea and Mexico. If granted, and all appropriate maintenance fees are paid, the expiration of these patents would be in 2035, without taking potential patent term extensions into account.

We own a patent application family describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds comprised of ligands for the IAP E3 ubiquitin ligase as well as claims to associated methods of use. Patent applications have been filed in the United States, Australia, Brazil, Canada, Europe, Hong Kong, India, Korea, Mexico and Russia. If granted, and all appropriate maintenance fees are paid, the expiration of these patents would be in 2036, without taking potential patent term extensions into account.

We own a patent application family describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds comprised of ligands for the MDM2 E3 ubiquitin ligase as well as claims to associated methods of use. Patent applications under this family have been filed in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Mexico, and Russia. If granted, and all appropriate maintenance fees are paid, the expiration of these patents would be in 2036, without taking potential patent term extensions into account.

PROTAC Product Candidates

Our product or protein-specific patent applications were created to pursue more focused exclusivity around PROTAC targeted protein degrader compounds designed to target specific proteins. As of March 4, 2020, our PROTAC product patent portfolio that we own, co-own and in-license included ten U.S. issued patents, 18 issued foreign patents, 29 pending U.S. patent applications, and 105 pending foreign patent applications.

We own four patent families describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds addressing AR and associated methods of treating cancer. The first patent family has two pending U.S. applications and 18 foreign patent applications describing composition of matter and methods of use claims covering ARV-110.  Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2037 without taking potential patent term extension into account. The second patent family has a pending application in the U.S and 11 foreign jurisdictions describing alternative composition of matter claims. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2036 without taking potential patent term extension into account. The third patent family has two pending U.S. applications describing claims directed to additional methods of treating cancer using ARV-110. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2040 without taking potential patent term extension into account. The fourth patent family has a pending U.S. application describing composition of matter claims directed to a next generation AR degrader we are developing.  Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2040 without taking potential patent term extension into account.

We own three patent families describing composition of matter claims encompassing PROTAC targeted protein degrader compounds addressing ER and associated methods of treating cancer. The first patent family has two pending U.S. applications and 18 foreign patent applications describing composition of matter and method of use claims covering ARV-471. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2037 without taking potential patent term extension into account. The second patent family has two pending U.S. applications describing claims directed to methods of treating cancer using ARV-471. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2040 without taking potential patent term extension into account. The third patent family has a pending U.S. application describing claims directed to methods of treating cancer using ARV-471 co-administered with a chemotherapeutic agent. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2040 without taking potential patent term extension into account.

We and Yale co-own eight patent families describing composition of matter claims of PROTAC targeted protein degrader compounds addressing certain discovery and other potential protein targets, and associated methods of use. Patent applications for each of these have been filed in the United States. In addition, patent applications have been filed under the Patent Cooperation Treaty at the international stage for four of the families and with the European Patent Office for one of the families. Our rights to these patent applications are governed by the Yale License Agreement described below.

We also co-own with Genentech three United States patent applications to PROTAC targeted protein degrader compounds addressing a specific protein. Arvinas’ rights to that patent application are governed by the Genentech License Agreement described below.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent covering a drug approved by the U.S. Food and Drug Administration, or FDA, may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering ARV-110 and ARV-471 may be entitled to patent term extensions. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdiction where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Trademarks

We own the service mark PROTAC for pharmaceutical products development of new small molecules aimed at degrading disease-causing cellular proteins for treatment in the field of oncology, immunology, inflammatory diseases, and central nervous system disorders. We also own the U.S. trademark for the mark PROTAC for small molecule products aimed at degrading disease-causing cellular proteins for treatment in the field of oncology, immunology, inflammatory diseases, and central nervous system disorders.

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

Pursuant to the license agreement we paid to Yale an upfront payment of $149,511. We are responsible for paying Yale an annual license maintenance fee in varying amounts (ranging from the low tens-thousands of dollars to the mid to high tens-thousands of dollars) until the first sale to a third party of any licensed product, which is creditable against our royalty obligations for the given year. As of December 31, 2019, we have paid a total of $360,000 in license maintenance fees to Yale. We are required to pay Yale, subject to the achievement of specified development and regulatory milestones, payments aggregating up to approximately $3.0 million for the first licensed product and up to approximately $1.5 million for the second licensed product. We are not required to make any milestone payments for any licensed products beyond the first two. While the agreement remains in effect, we are required to pay Yale low single-digit royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions. Yale is guaranteed a minimum royalty payment amount (ranging from $200,000 to $500,000) for each year after the first sale of a licensed product that results in net sales. The agreement requires that, if we sublicense the protein degradation technologies to a third party, we must also pay Yale a mid-single digit to mid-double digit percentage of certain consideration we receive from sublicensees for the first licensed product, depending on the timing of such sublicense. We have previously paid to Yale $750,000 for sublicense consideration, representing the maximum amount required to be paid for sublicense consideration for a licensed product and satisfying this obligation. We are also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments made by us to Yale (except patent costs) will be tripled during the pendency of any patent challenge made by us against Yale.

We have also agreed to pay for PROTAC targeted protein degrader research support from Yale pursuant to a sponsored research agreement that we entered into with Yale in July 2016 and amended in April 2018. Under the sponsored research agreement, as amended, we agreed to pay Yale an aggregate of $3.7 million over five years, ending in the first quarter of 2021, and as of December 31, 2019, we had paid Yale an aggregate of approximately $2.5 million. The research is performed by and under the supervision and direction of Professor Crews for so long as he is employed by Yale.

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

Under the Pfizer Collaboration Agreement, Pfizer has designated a number of initial Targets. For each identified Target, we and Pfizer will conduct a separate research program pursuant to a research plan. Pfizer may make substitutions for any of the initial Target candidates, which substitutions are limited subject to the stage of research for such Target.

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

Under the terms of the Pfizer Collaboration Agreement, we received an aggregate of $28.0 million in upfront payments and milestone payments in the year ended December 31, 2018 and an aggregate of $3.7 million in payments in the year ended December 31, 2019, including $1.2 million in connection with an amendment to the Pfizer Collaboration Agreement in December 2019 to initiate work on a new Target and for reimbursement of expenses incurred for work on another Target. We are entitled to receive up to an additional $37.5 million in option payments if Pfizer exercises its options for all Targets. We are also entitled to receive up to $225.0 million in development milestones and up to $550.0 million in sales-based milestones for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid- to high-single digit tiered royalties, which may be subject to reductions.

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

Bayer Collaboration Agreement

In June 2019, we entered into a Collaboration and License Agreement with Bayer AG, or Bayer, setting forth our collaboration to identify or optimize PROTAC targeted protein degraders, that mediate for degradation of Targets using our proprietary platform technology, which Targets will be selected by Bayer, subject to certain exclusions and limitations. We refer to this agreement as the Bayer Collaboration Agreement. The Bayer Collaboration Agreement became effective in July 2019.

For the identified Targets, we and Bayer will conduct a research program pursuant to separate research plans tailored to each Target selected by Bayer. Bayer may make substitutions for any such initial Target candidates, subject to certain conditions and based on the stage of research for such Target.

We and Bayer are obligated to use commercially reasonable efforts to complete our respective activities set forth in each research plan, including, in our case, the obligation to provide certain deliverables at certain stages of the research plans. The joint steering committee established under the collaboration shall determine whether the research program with respect to a given Target has been completed. In the absence of any such determination by the joint steering committee, and unless otherwise agreed by the parties in writing, for each Target for which research program activities have commenced, if no research funding is allocated to such Target for the 12 month period commencing on July 1, 2019 or any anniversary thereof, and we refer to each as a Research Program Year, the research program with respect to the relevant Target shall be deemed completed as of the end of the last Research Program Year for which funding was allocated to such Target. Bayer shall pay to the Company research funding payments of $3.0 million dollars per year in each of the first four Research Program Years. If the Company’s costs for its research activities under the research plans exceed the research funding provided by Bayer for any Research Program Year before completion of all relevant research program activities in such Research Program Year, and the Company has complied with its reporting obligations to Bayer with respect to research program costs, the Company shall not be obligated to carry out further research program activities for the given Research Program Year unless Bayer has agreed in writing to fund such additional activities.

During the term of the Bayer Collaboration Agreement, we and our affiliates are not permitted, either directly or indirectly, to design, identify, discover or develop any small molecule pharmacologically-active agent whose primary mechanism of action is, by design, directed to the inhibition or degradation of any Target selected or reserved by Bayer, or grant any license, covenant not to sue or other right to any third party in the field of human disease under the licensed intellectual property for the conduct of such activities. There are no restrictions on Bayer from developing, manufacturing or commercializing products, programs, technologies or processes that are similar to or may compete with any covered by the Bayer Collaboration Agreement, subject to certain limitations on Bayer’s right to use the Arvinas’ confidential information or know-how.

Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront payment of $17.5 million in August 2019. We are entitled to receive up to an additional $12.0 million in research funding payments, subject to increases, as described above. We are also eligible to receive up to $197.5 million in development milestones and up to $490.0 million in sales-based milestones for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

Unless earlier terminated, the Bayer Collaboration Agreement will expire upon the expiration of all royalty obligations thereunder. The royalty period for each product developed under the Bayer Collaboration Agreement will expire on a country-by-country basis upon the later of (1) the expiration of the last-to-expire valid patent claim that covers the manufacture, use or sale of such product or (2) ten years after the first commercial sale with respect to such product. Bayer has the right to terminate the Bayer Collaboration Agreement for convenience in its entirety or with respect to a specific target on 60 days’ prior written notice. Either the Company or Bayer may terminate the Bayer Collaboration Agreement, in its entirety or with respect to a specific target, if the other party is in material breach and such breach is not cured within the specified cure period. In addition, either we or Bayer may terminate the Bayer Collaboration Agreement in the event of specified insolvency events involving the other party. If Bayer terminates the agreement in its entirety as a result of our uncured material breach or the Company’s insolvency, Bayer may elect in writing to retain its license with respect to any Targets previously identified and delivered to Bayer, subject to reduced payment obligations.

Bayer Joint Venture

In June 2019, we, Bayer and Bayer CropScience LP, or BCS, also committed to the formation of a joint venture, conditioned on terms set forth in a commitment agreement, or Commitment Agreement, among us, BCS and a newly formed Delaware limited liability company, or Oerth. In July 2019, following the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, we consummated the formation of the joint venture in which we and BCS each received an ownership interest in Oerth initially representing 50% of the ownership interests. Oerth was formed for the purpose of researching, developing and commercializing PROTAC targeted protein degraders, or PROTAC Products, for applications in the field of agriculture. A 15% ownership interest of Oerth was reserved for the future grant of incentive units to service providers of Oerth.

In exchange for their ownership interests in Oerth, we made an in-kind intellectual property contribution to Oerth and BCS made an in-kind intellectual property contribution to Oerth. In addition, BCS made a $56.0 million total cash commitment to Oerth, or the Total Cash Commitment, $16.0 million of which BCS contributed to Oerth in connection with the JV closing.

Our and BCS’s ownership interest in Oerth, and the accompanying rights and obligations as members of Oerth, are governed by an amended and restated limited liability company agreement, or LLC Agreement, by and among us, BCS and Oerth. Oerth is generally governed by a board of managers, or the JV Board, which is comprised of four voting members, two of which have been designated by us and two of which have been designated by BCS. JV Board decisions will generally be made by majority vote of the managers, with each manager having one vote. Certain matters will require the consent of both BCS and the Company or both of their designated managers on the JV Board.

We, Oerth and BCS also entered into an option agreement, or the Option Agreement, pursuant to which the parties will agree to certain procedures for, and preferential rights relating to, the possible transfer to BCS of PROTAC Product candidates researched, developed and commercialized by Oerth under the joint venture. BCS will have a right of first negotiation, and last matching rights under certain circumstances, to enter into a license with Oerth for the exclusive right to research, develop, manufacture, use and commercialize the applicable PROTAC Product candidate in the field of agriculture for which it was developed. In addition, Oerth is allowed to receive and consider unsolicited third-party offers or seek third-party offers for the exclusive license to the applicable PROTAC Product candidate. The Option Agreement sets forth the procedures the JV Board will follow when considering and voting on any offers as well as the considerations on how to value any offer.

We and BCS also entered into separate service agreements, or the Services Agreements. We and BCS will provide services to Oerth as agreed from time to time by us and BCS, as applicable, and set forth in statements of work to be delivered under the applicable Services Agreement.

We and BCS each also entered into respective intellectual property contribution agreements, each, an IP Contribution Agreement, with Oerth. Pursuant to the IP Contribution Agreement by and between us and Oerth,  or Company IP Contribution Agreement, in addition to certain non-exclusive licenses, we granted to Oerth an exclusive, worldwide, fully paid-up, royalty-free license, including certain rights to sublicense, to use certain of our PROTAC technology to research, develop, manufacture, use and commercialize and sell PROTAC Products in the field of agriculture.

Pursuant to the IP Contribution Agreement by and between BCS and Oerth, or the BCS IP Contribution Agreement, in addition to certain non-exclusive licenses, BCS and certain of its affiliates granted to Oerth an exclusive, worldwide, fully paid-up, royalty-free license, including certain rights to sublicense, to use certain of BCS’ or its affiliates’ intellectual property that covers ubiquitin ligases or moieties that bind ubiquitin ligase complexes, and linkers that attach ubiquitin ligase binding moieties to moieties that bind to a target, to research, develop, manufacture, use and commercialize and sell PROTAC Products in the field of agriculture.

The Company IP Contribution Agreement and the BCS IP Contribution Agreement also contain a non-exclusive, worldwide, fully paid-up, royalty-free license grant from Oerth to each of us and BCS, respectively, under various forms of intellectual property developed by Oerth to research, develop, manufacture, use and commercialize products outside of the field of agriculture, in each case excluding intellectual property licensed by the other contributing party to Oerth.

During the term of the joint venture and, in certain limited cases as described below, for one year following the end of the term of the joint venture, neither we, Bayer nor any of our respective affiliates may research, develop, manufacture, use or commercialize in the field of agriculture any PROTAC Products whose primary mechanism of action by design is the binding to and degradation of any Target, subject to certain exclusions for early stage research activities and minority investments. In addition, in the event either BCS or a third party licenses a PROTAC Product candidate from Oerth pursuant to the Option Agreement, the non-licensing party or parties to the Commitment Agreement will be prohibited from developing, commercializing or otherwise exploiting any product utilizing PROTAC technology to target the same Target as that of the licensed product candidate in the field of agriculture.

The term of the joint venture will end upon the termination of the Commitment Agreement. We and BCS can terminate the Commitment Agreement upon mutual written consent. Either we or BCS may terminate the Commitment Agreement in the event of specified uncured breaches by the other party or in the event the other party becomes subject to specified bankruptcy, winding up or similar circumstances. Either party may also terminate upon a change of control of the other party, as defined in the Commitment Agreement. Either party may also terminate the Commitment Agreement in the event that Oerth runs out of funds.

Upon a termination by either party for specified “bad actor” breaches of the other party, the defaulting party will remain subject to the exclusivity provisions described above for a period of one year following such termination.

In the event of a termination of the Commitment Agreement, all rights licensed to Oerth pursuant to the Company IP Contribution Agreement will terminate, except for any rights licensed to BCS or third parties pursuant to license agreements entered into by Oerth prior to termination or, in certain termination events, to BCS to continue the research, development and commercialization of PROTAC Products that have reached field candidate status. Similarly, all rights licensed to Oerth pursuant to the BCS IP Contribution Agreement will terminate, except for any rights licensed to third parties pursuant to license agreements entered into by Oerth prior to termination.

All intellectual property owned by Oerth will, as of the date of termination, be assigned to be owned jointly and undividedly by the Company and BCS (with the Company’s interest to be exclusively licensed to BCS to continue the research, development and commercialization of PROTAC Products that have reached field candidate status in certain specified termination events) unless the Company or BCS terminates the Commitment Agreement for a specified bad actor breach of the other party, in which case the intellectual property owned by Oerth will thereafter be owned solely and exclusively by the non-breaching party.

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

Our platform and product focus is the discovery and development of protein degradation therapies using our small molecule PROTAC targeted protein degraders. Other companies researching chimeric small molecules for protein degradation include C4 Therapeutics, Inc., Cullgen Inc., Kymera Therapeutics, Inc. and Nurix Therapeutics, Inc., all of which are currently in preclinical development. Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including AbbVie, Amgen, AstraZeneca plc, Boehringer Ingelheim, Bristol Myers Squibb Company, GlaxoSmithKline plc, Genentech and Novartis International AG. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, or gene therapies.

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

Commercialization Plans

We have not yet established our own commercial organization or distribution capabilities because our product candidates are still in preclinical and clinical development. Other than our discovery collaboration agreements, we have retained commercialization rights for all of our development programs. If any of our product candidates receive marketing approval, we will need to develop a plan to commercialize them in the United States and other key markets. We currently expect that we would build our own focused, specialized sales and marketing organization to support the commercialization in the United States of product candidates for which we receive marketing approval and that can be commercialized with such capabilities. We expect to utilize a variety of types of collaboration, co-promotion, distribution and other marketing arrangements with one or more third parties to commercialize our product candidates in markets outside the United States or for situations in which a larger sales and marketing organization is required.

As product candidates advance through our pipeline, our commercial plans may change. In particular, some of our research programs target potentially larger indications. Data, the size of the development programs, the size of the target market, the size of a commercial infrastructure and manufacturing needs may all influence our strategies in the United States, Europe and the rest of the world.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on third-party contract manufacturing organizations, or CMOs, for both drug substance and finished drug product as well as for the synthesis of compounds in our pre-clinical research and development activities. We have engaged third-party manufacturers to supply the drug substances and building blocks for those substances for ARV-110 and ARV-471. We have also engaged third-party manufacturers to develop and manufacture finished drug product for ARV-110 and ARV-471 that we are using and plan to use in our Phase 1 clinical trials. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements.

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

•

completion of the manufacture, under current Good Manufacturing Practices, or cGMP, conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

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
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin or recommence.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated check points based on certain available data from the study to which only the DSMB may access. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

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

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy available. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy. We received fast track designation for ARV-110 for mCRPC in May 2019.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without needing FDA approval under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients under the Right to Try Act.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk to humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCPs and the integrity of the clinical data submitted.

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual prescription drug product program fee, which for fiscal year 2020 is $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

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

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation. We received fast track designation for ARV-110 for mCRPC in May 2019.

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

Patent Term Restoration and Extension

A patent claiming a new drug product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

•

the federal physician transparency requirements known as the Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, or the ACA, which requires manufacturers of drugs, medical devices, biological and medical supplies covered by Medicare, Medicaid, or State Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.

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
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.5 trillion over a ten-year period, was unable to reach required goals, thereby triggering the legislation’s automatic $1.2 trillion reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high cost employer-sponsored insurance plans and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effect of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 2, 2020, however, that Court agreed to hear this case.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

For example, on May 11, 2018, the Administration issued a plan to lower drug prices.  Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.  In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, was adopted. The Clinical Trials Regulation was published on June 16, 2014 but has not yet become effective. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

As of January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.

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

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e. the EU as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the applicant also be used in certain other cases.

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

Patent Term Extensions in the European Union and Other Jurisdictions

The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. These periods can be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit.  Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020.  Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years).  Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.  The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

Employees

As of December 31, 2019, we had 133 full-time employees, including 102 employees with advanced degrees. Of these full-time employees, 108 employees are engaged in research and development activities and 25 are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our net loss was $70.3 million for the year ended December 31, 2019, $41.5 million for the year ended December 31, 2018 and $24.0 million for the year ended December 31, 2017. As of December 31, 2019, we had an accumulated deficit of $372.6 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. We are still in the early stages of development of our product candidates and initiated our first clinical trial in the first quarter of 2019, and a second clinical trial in the third quarter of 2019. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

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

We had cash, cash equivalents and marketable securities of approximately $280.9 million as of December 31, 2019 . We believe that our cash, cash equivalents and marketable securities as of December 31, 2019 will enable us to fund our planned operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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
•

our ability to establish additional collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our product candidates.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations with Pfizer, Genentech and Bayer, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends.

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

Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.

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

On December 22, 2017, the U.S. government enacted legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017, or the TCJA, that significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the TCJA. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our common stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2019, we had federal net operating loss carryforwards of $103.5 million, which will, if not used, expire at various dates through 2037, and federal research and development tax credit carryforwards of $5.1 million, which will, if not used, expire at various dates through 2038. To the extent they expire unused, these net operating loss and tax credit carryforwards will not be available to offset our future income tax liabilities. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income in the year in which carryforwards are used.

In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe the federal net operating losses are subject to an annual limitation as a result of changes in the Company’s ownership, as defined by Code Section 382, in November 2019. We estimate that our net operating losses will not be subject to the Section 382 limitation by 2020 and that the federal operating loss carryforwards will be available to offset future taxable income. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We only recently initiated Phase 1 clinical development of our product candidates ARV-110 and ARV-471. All of our other product candidates are in preclinical development.  The risk of failure for our product candidates is high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned Investigational New Drug Applications, or INDs, in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs.

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

•

unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as the novel coronavirus, in or around the countries in which we conduct our clinical trials, could delay the commencement or rate of completion of our clinical trials;

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our ongoing early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of the dose-escalation portion of our Phase 1 clinical trial of ARV-110 and our Phase 1 clinical trial of ARV-471 may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We may develop ARV-471 in combination with other drugs. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs, or revoke their approval of such drugs, or if safety, efficacy, manufacturing or supply issues arise with the drugs we choose to evaluate in combination with ARV-471, we may be unable to obtain approval of or market ARV-471.

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

We are aware of several biotechnology companies focused on developing chimeric small molecules for protein degradation including C4 Therapeutics, Inc., Cullgen Inc., Kymera Therapeutics, Inc. and Nurix Therapeutics, Inc., all of which are currently in preclinical development. Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including AbbVie, Amgen Inc., AstraZeneca plc, Boehringer Ingelheim, Bristol Myers Squibb Company, GlaxoSmithKline plc, Genentech and Novartis International AG.

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

Collaborations are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical companies has reduced the number of potential future collaborators. Our existing collaboration agreements limit our ability to enter into future agreements on certain terms with potential collaborators. For example, we have granted exclusive rights to Genentech, Pfizer and Bayer for the discovery, development and commercialization of PROTAC targeted protein degraders directed to certain protein targets, and during the terms of those agreements, we will be restricted from granting rights to other parties to use our PROTAC technology for those targets. Any collaboration we enter into may limit our ability to enter into future agreements on particular terms or covering similar target indications with other potential collaborators.

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

Our set of arrangements with Yale University, or Yale, provides us with access to certain of Yale’s intellectual property and to Professor Crews’ laboratory in a manner that we believe closely aligns our scientific interests with those of Yale. We are a party to both a license agreement and a sponsored research agreement with Yale. While Yale has contractual obligations to us, it is an independent entity and is not under our control or the control of our officers or directors. The license agreement is structured to provide Yale with license maintenance fees, development and regulatory milestone payments, royalties on net sales of products, and a portion of sublicense income that we receive on the first licensed product thereunder. Upon the scheduled expiration of the Yale research agreement in April 2021, Yale may decide not to renew it, or may require us to renew on terms less favorable to us than those contained in the existing agreement. Furthermore, either we or Yale may terminate the research agreement for convenience following a specified notice period. If Yale decides to not renew or to terminate the Yale research agreement or decides to devote fewer resources to such activities, our research efforts would be diminished, while our royalty obligations to Yale would continue unmodified, which could have a material adverse effect on our business and financial condition.

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

We rely and expect to continue to rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols in the applicable IND. Moreover, the FDA requires compliance with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on third-party contract manufacturing organizations, or CMOs, for both drug substance and finished drug product as well as the building blocks used to manufacture drug substance. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. Some of our manufacturers are based outside of the United States, including some of the manufacturers of the building blocks for our drug substance which are based in China. As a result of the recent outbreak of the novel coronavirus, there has been an increased risk of supply interruption with our manufacturers and production of certain building blocks for the drug substance used in the manufacture of ARV-471 has been delayed at one of our China-based manufacturers. While we do not currently anticipate that this production delay will delay the overall clinical development of our product candidates, circumstances could arise where this production delay could worsen, or other delays in the manufacture of building blocks, drug substance or drug products for our product candidates could arise, which could have a material adverse effect on our clinical development..

If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be unable to reach agreement with any alternative manufacturer.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister of the United Kingdom has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the European Union.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

•

Transparency Requirements—the federal physician transparency requirements known as the Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires manufacturers of drugs, medical devices, biological and medical supplies covered by Medicare, Medicaid, or State Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

Analogous State, Local and Foreign Laws—analogous state, local and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader than similar federal laws, can apply to claims involving health care items or services regardless of payor, and are enforced by many different federal and state agencies as well as through private actions.

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

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	new requirements to report certain financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2029 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain marketing approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued such payments were owed to them, which the U.S. Supreme Court is reviewing during its current term. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal.  The Trump Administration has represented to the US Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling.  To that end, on May 1, 2019, the Justice Department filed a brief asking the Court to strike down the entirety of the ACA.   Thereafter, on July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  In those arguments, the Trump Administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 2, 2020, however, the Court agreed to hear the case. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump Administration continues to press for further drug price control measures that could be enacted during the annual budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  For example, on May 11, 2018, the Administration issued a plan to lower drug prices.  Under this blueprint for action, the Administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Our stock price is volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the degree of success of competitive products or technologies;
•	results of or developments in preclinical studies and clinical trials, of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional technologies or product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 20% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence or control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence or control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3 which allows us to offer and sell registered common stock, preferred stock, debt securities, depositary shares, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In October 2019, we entered into an Equity Distribution Agreement, or Distribution Agreement, with Piper Jaffray & Co., or Piper Jaffray, pursuant to which, from time to time, we may offer and sell through Piper Jaffray up to $100.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at the market” offerings. In November 2019, we completed a follow-on offering of common stock, which resulted in 5,227,273 shares of common stock being sold under the universal shelf registration statement.

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

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to qualify as a smaller reporting company if we have a public float in excess of $250 million, or have annual revenues in excess of $100 million and a public float in excess of $700 million, determined on an annual basis.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

For as long as we remain an EGC or a smaller reporting company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs or smaller reporting companies as described in the preceding risk factor.

Pursuant to Section 404 of Sarbanes-Oxley, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting beginning with this annual report. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets and restrict our future access to the capital markets due to a loss of confidence in the reliability of our financial statements.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by our directors, officers, other employees or stockholders to the company or our stockholders, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim arising pursuant to our certificate of incorporation or our bylaws or governed by the internal affairs doctrine. Our certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or other stockholders, which may discourage such lawsuits against us and our directors, officers, other employees or other stockholders. Alternatively, if a court were to find this provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. Neither of these choice of forum provisions would affect suits brought to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder, jurisdiction over which is exclusively vested by statute in the United States federal courts, or any other claim for which United States federal courts have exclusive jurisdiction.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease approximately 42,400 square feet of office and laboratory space in New Haven, Connecticut under leases that expire December 21, 2022. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders

As of March 10, 2020, there were approximately 110 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Recent Sales of Unregistered Securities.

Set forth below is information regarding equity securities sold or issued by us during the fiscal year ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for such equity securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, or SEC, under which exemption from registration was claimed.

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

As of December 31, 2019, we had used approximately $63.8 million of the net offering proceeds, primarily to fund the advancement of our androgen receptor protein, or AR, and estrogen receptor protein, or ER, programs as well as for working capital and general corporate purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours. We have invested the remaining net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 27, 2018.

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2019 and 2018, and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements at the end of this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2017 and 2016 and balance sheet data as of December 31, 2017 and 2016 set forth below have been derived from the audited financial statements for such years not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results that should be expected in any future period, and our results for any interim period are not necessarily indicative of results that should be expected for any full year.

	Year Ended December 31,
	2019	2018	2017	2016
	(in thousands, except share/unit and per share/unit data)
Statements of Operations Data:
Revenue	$42,976	$14,324	$7,579	$6,669
Operating expenses:
Research and development	67,193	45,194	28,793	19,942
General and administrative	27,307	12,932	3,546	3,196
Total operating expenses	94,500	58,126	32,339	23,138
Loss from operations	(51,524)	(43,802)	(24,760)	(16,469)
Other income (expenses)	5,907	2,322	711	2,031
Loss from equity method investment	(24,675)	—	—	—
Loss before income taxes	(70,292)	(41,480)	(24,049)	(14,438)
Benefit from income taxes	—	—	—	87
Net loss	(70,292)	(41,480)	(24,049)	(14,351)
Change in redemption value of preferred units	-	(198,367)	(4,571)	1,997
Net loss attributable to common shares/units	$(70,292)	$(239,847)	$(28,620)	$(12,354)
Net loss per common share/unit, basic and diluted(1)	$(2.13)	$(25.45)	$(15.08)	$(6.51)
Weighted average common shares/units outstanding, basic and diluted	32,927,697	9,422,799	1,897,544	1,897,544

(1)

See Note 15 to our financial statements appearing elsewhere in this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per share/unit attributable to common stockholders and common unitholders.

	As of December 31,
	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,211	$3,190	$30,912	$5,089
Marketable securities	271,661	184,638	8,259	30,469
Working capital(1)	258,067	172,698	47,674	27,248
Total assets	301,641	199,282	66,848	37,937
Long-term debt-net of current portion	2,000	2,000	151	313
Common stock/units	38	31	6	6
Preferred units	—	—	61,480	56,910
Additional paid-in capital	599,097	439,118	—	—
Accumulated deficit	(372,557)	(302,265)	(62,417)	(33,798)
Total stockholders’/members’ equity (deficit)	226,686	136,667	(61,235)	(32,879)

(1)	We define working capital as current assets less current liabilities.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies to degrade disease-causing proteins. We use our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. Our small-molecule PROTAC technology has the potential to address a broad range of intracellular disease targets, including those representing the up to 80% of proteins that cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC platform to build an extensive pipeline of protein degradation product candidates to target diseases in oncology, neuroscience, and other therapeutic areas.

Our two lead product candidates are ARV-110 and ARV-471. We are developing ARV-110, a PROTAC protein degrader targeting the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. We initiated a Phase 1 clinical trial of ARV-110 in March 2019. We are also developing ARV-471, a PROTAC protein degrader targeting the estrogen receptor protein, or ER, for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We initiated a Phase 1 clinical trial of ARV-471 in August 2019. In October 2019, we announced initial safety, tolerability and pharmacokinetic data from the ongoing Phase 1 clinical trial for each of ARV-110 and ARV-471. The initial data from these Phase 1 clinical trials showed dose proportionality for ARV-110 and that exposures of both ARV-110 and ARV-471 had reached levels associated with tumor growth inhibition in preclinical studies. In addition, both ARV-110 and ARV-471 at each dose tested to date was well tolerated, with no dose-limiting toxicities and no grade 2, 3, or 4 treatment-related adverse events observed. Since October 2019, dose escalation for each of the Phase 1 clinical trials has continued and both trials are currently ongoing.

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Through December 31, 2019, we raised approximately $385.4 million in gross proceeds from the sale of common stock, the exercise of stock options, and the sale of series A, series B and series C convertible preferred units, and had received an aggregate of $112.4 million in payments from collaboration partners, grant funding and partially forgivable loans from the State of Connecticut.

In June 2019, we entered into a Collaboration and License Agreement, or the Collaboration Agreement, with Bayer AG, or, together with its controlled affiliates, Bayer, which agreement became effective in July 2019.

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

Also in June 2019, we entered into a Commitment Agreement with Bayer, relating to the formation of a joint venture entity, Oerth Bio LLC, or Oerth, for the purpose of researching, developing and commercializing PROTAC targeted protein degraders for applications in the field of agriculture. We consummated the formation of the joint venture with Bayer as contemplated by the Commitment Agreement in July 2019, upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the reportable transactions and the satisfaction of other application closing conditions, or the JV Closing. Pursuant to the terms of the Commitment Agreement and certain other agreements entered into at the JV Closing, we and Bayer each made an in-kind intellectual property contribution to Oerth at the JV Closing. In addition, Bayer has made a $56.0 million total cash commitment to Oerth, $16.0 million of which Bayer contributed to Oerth in connection with the JV Closing. We and Bayer each hold an ownership interest in Oerth initially representing 50% of the ownership interests. A 15% ownership interest of Oerth is reserved for the future grant of incentive units to employees and service providers of Oerth.  Oerth will generally be governed by a board of managers, or the JV Board, which will initially be comprised of four voting members, two of which will be designated by us and two of which will be designated by Bayer. JV Board decisions will generally be made by majority vote of the managers, with each manager having one vote. Certain matters will require both our consent and Bayer’s or both of our and Bayer’s designated managers on the JV Board. During the term of the jjoint venture and, in certain limited cases as described below, for one year following the end of the term of the joint venture, neither we, Bayer nor any of their respective affiliates may research, develop, manufacture, use or commercialize in the field of agriculture any PROTAC targeted protein degraders whose primary mechanism of action by design is the binding to and degradation of any Target, as defined below, subject to certain exclusions for early stage research activities and minority investments. Oerth and Bayer also entered into an option agreement, or the Option Agreement, pursuant to which the parties will agree to certain procedures for, and preferential rights relating to, the possible transfer to Bayer of PROTAC targeted protein degrader product candidates researched, developed and commercialized by Oerth under the joint venture. In addition, in the event either Bayer or a third party licenses a PROTAC targeted protein degrader candidate from Oerth pursuant to the Option Agreement, the non-licensing party or parties to the Commitment Agreement will be prohibited from developing, commercializing or otherwise exploiting any product utilizing PROTAC technology to target the same Target as that of the licensed product candidate in the field of agriculture.

We are a clinical-stage company. ARV-110 and ARV-471 are each in a Phase 1 clinical trial and our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net loss was $70.3 million for the year ended December 31, 2019 and $41.5 million for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $372.6 million.

Our total operating expenses were $94.5 million for the year ended December 31, 2019 and $58.1 million for the year ended December 31, 2018. We anticipate that our expenses will increase substantially due to costs associated with our anticipated clinical activities for ARV-110 and ARV-471, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our preclinical and clinical studies and contract research organizations for the synthesis of compounds in our pre-clinical development activities, as well as other associated costs including the management of our intellectual property portfolio.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Our revenues to date have been generated through research collaboration and license agreements. Revenue is recognized ratably over our expected performance period under each agreement. We expect that any revenue for the next several years will be derived primarily from our current collaboration agreements and any additional collaborations that we may enter into in the future. To date, we have not received any royalties under any of the collaboration agreements.

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

In the year ended December 31, 2018, we received an aggregate of $28.0 million in upfront payments and certain additional payments under the terms of the Pfizer Collaboration Agreement. We are also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all Targets under the agreement. In the year ended December 31, 2019, we received an aggregate of $4.0 million for options and substitution targets payments under the agreement. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated Targets under the agreement, as well as mid- to high-single digit tiered royalties based on sales of PROTAC targeted protein degrader-related products, which may be subject to reductions.

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
•

expenses incurred under agreements with third parties, including contract research organizations and other third parties that conduct research and preclinical activities on our behalf as well as third parties that manufacture our product candidates for use in our preclinical and clinical trials;

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

We typically use our employee and infrastructure resources across our development programs, and as such, do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for our AR program, ER program and all other platform and exploratory research and development costs:

	Years Ended December 31,
(in thousands)	2019	2018
AR program development costs	$12,085	$11,298
ER program development costs	6,214	4,240
Other research and development costs	48,895	29,656
Total research and development costs	$67,194	$45,194

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we conduct clinical trials for ARV-110 and ARV-471, including our ongoing Phase 1 clinical trials, and continue to discover and develop additional product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation for personnel in our executive, finance, business development and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Interest Income (Expense)

Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest income increased in 2019 as we invested our excess cash from the proceeds of our initial public offering, the Bayer stock purchase, our follow-on offering in November 2019, and payments received under the collaboration agreements. Interest expense consists of interest paid or accrued on our outstanding partially forgivable debt of $2.0 million. Interest expense was approximately $0.1 million in 2019 and we expect that it will remain relatively stable at that level in 2020.

Income Taxes Since our inception in 2013, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our federal earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2019, we had federal net operating loss carryforwards of $103.5 million, which begin to expire in 2033. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $5.1 million and $2.6 million, respectively, which begin to expire in 2033 and 2028, respectively.

As of December 31, 2019, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes. Net operating loss carryforwards are generated from the C-corporation subsidiaries’ filings. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.

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

Revenue Recognition

We recognize revenue under Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers. Our revenue is generated through research collaboration and license agreements with pharmaceutical partners. The terms of these agreements contain multiple goods and services which may include (i) licenses, (ii) research and development activities and (iii) participation in joint research and development steering committees. The terms of these agreements may include non-refundable upfront license or option fees, payments for research and development activities, payments upon the achievement of certain milestones, and royalty payments based on product sales derived from the collaboration. Under ASC 606, we evaluate whether the license agreement, research and development services, and participation in research and development steering committees, represent separate or combined performance obligations. We have determined that these services within our existing contracts represent a combined single performance obligation.

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

For the years ended December 31, 2019 and 2018, transaction price allocated to the combined performance obligation identified under the agreements was recognized as revenue on a straight-line basis over the estimated performance period under each respective arrangement. Straight-line basis was considered the best measure of progress in which control of the combined obligation transfers to the customers, due to the contract containing license rights to technology, research and development services, and joint committee participation, which in totality are expected to occur ratably over the performance period.

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

We accounted for unit-based compensation in accordance with ASC 718, Compensation-Stock Compensation. In accordance with ASC 718, compensation cost is measured at estimated fair value and is included as compensation expense over the vesting period during which an employee provides service in exchange for the award.

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

As there had been no public market for our common units prior to our initial public offering, the estimated fair value of our common units had been determined by our board of directors as of the date of each incentive unit grant, with input from management, considering our most recently available third-party valuations of common stock units. Valuations were updated when facts and circumstances indicated that the most recent valuation was no longer valid, such as changes in the stage of our development efforts, various exit strategies and their timing, and other scientific developments that could be related to the valuation of our company, or, at a minimum, annually. Third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common unit valuation in January 2018 was prepared using a market approach, specifically the subject company transaction method. The subject company transaction method solves for the total equity value which allocates a probability-weighted present value to the series B preferred unit holders consistent with the investment amount of that financing round adjusted to account for the impact of progress or changes in the business since the closing of the series B financing. Our common unit valuation as of June 30, 2018 was prepared using the income and market approaches simultaneously. Under the income approach, the hybrid method was used, which is a combination of the probability weighted expected return method, or PWERM, and the option pricing method, or OPM. Under the market approach, the subject company transaction method was used. Within both the PWERM and OPM, the subject company transaction method was used to solve for the total equity value which allocates a probability weighted present value to the series C preferred unit holders consistent with the investment amount of that financing round.

These third-party valuations resulted in participation thresholds of $270.8 million as of March 31, 2018 and $292.0 million as of June 30, 2018. Fair value estimates of underlying shares are no longer necessary to determine the fair value of new equity awards because the underlying shares are traded in the public market.

Immediately prior to the effectiveness of our registration statement on Form S-1 (File No. 333-227112) in September 2018, Arvinas Holding Company, LLC, or Arvinas LLC, our predecessor company, converted from a Delaware limited liability company into Arvinas, Inc., a Delaware corporation, which we refer to as the Conversion.  In connection with the Conversion, incentive units in Arvinas LLC were exchanged for common stock and restricted common stock of Arvinas, Inc.

New Accounting Pronouncements

For information on new accounting standards, see Note 2 to our consolidated audited financial statements appearing elsewhere in this Annual Report on Form 10-K.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

Revenues

Revenues for the year ended December 31, 2019 were $43.0 million, compared with $14.3 million for the year ended December 31, 2018. Revenues for the year ended December 31, 2019 included $24.7 million recognized from the contribution of the license to Oerth. The remaining revenues of $18.3 million increased by $4.0 million over the prior year primarily related to the revenue associated with the Bayer Collaboration Agreement which was initiated in the third quarter of 2019 and an increase in license and rights to technology fees and research and development activities related to the Pfizer Collaboration Agreement.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2019 were $67.2 million, compared with $45.2 million for the year ended December 31, 2018. The increase of $22.0 million was primarily due to an increase in our continued investment in our wholly-owned platform and exploratory programs of $19.2 million, expenses related to our ER program of $2.0 million and AR program of $0.8 million. The increase in spending over all of our programs was primarily due to increased personnel and personnel costs utilized across all our programs of $10.9 million, including an increase in stock compensation expense of $3.6 million. Direct expenses related to our platform and exploratory targets increased $11.1 million in 2019 as we expanded the number of protein targets in the exploratory phase. Clinical trial costs increased by $3.0 million but were more than offset by a decrease in lead optimization costs and IND-enabling costs for our AR and ER programs in 2019.

General and Administrative Expenses

General and administrative expenses were $27.3 million for the year ended December 31, 2019, compared with $12.9 million for the year ended December 31, 2018. The increase of $14.4 million was primarily due to an increase of $10.0 million in personnel and facility related costs, including $5.0 million related to stock compensation expense. Increases in other costs, including legal and other professional fees of $3.0 million and corporate insurance of $0.9 million, are primarily related to costs incurred in our first full year as a public company in 2019.

Other Income (Expenses)

Other income (expenses) was $5.9 million for the year ended December 31, 2019, compared with $2.3 million for the year ended December 31, 2018. The increase of $3.6 million was primarily related to an increase in interest income of $2.1 million and an increase in refundable research and development credits from the State of Connecticut of $1.2 million. The increase in interest income was the result of our higher average cash, cash equivalent and short-term investment balances for the year ended December 31, 2019 due to the proceeds from our initial public offering in 2018, the Stock Purchase Agreement, the Bayer Collaboration Agreement and our follow-on public offering in 2019.

Loss on Equity Method Investment

Loss on equity method investment for the year ended December 31, 2019 was $24.7 million, generated from Oerth’s expensing intellectual property contributed to it.

Liquidity and Capital Resources

Sources of Liquidity

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Through December 31, 2019, we raised approximately $385.4 million in gross proceeds from the sale of common stock, the exercise of stock options, and the sale of series A, series B and series C convertible preferred units, and had received an aggregate of $112.4 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut. In October 2018, we completed our IPO in which we issued and sold an aggregate of 7,700,482 shares of common stock, including 200,482 additional shares of common stock at a subsequent closing upon the exercise in part by the underwriters of their option to purchase additional shares at a public offering price of $16.00 per share, for aggregate gross proceeds of $123.2 million before fees and expenses. In July 2019, we sold 1,346,313 shares of common stock to Bayer AG for aggregate gross proceeds of $32.5 million. In November 2019, we completed a follow-on offering in which we issued 5,227,273 shares of common stock at a public offering price of $22.00 per share, for aggregate gross proceeds of $115.0 million before fees and expenses.

Cash Flows

Our cash, cash equivalents and marketable securities totaled $280.9 million as of December 31, 2019 and $187.8 million as of December 31, 2018. We had an outstanding loan balance of $2.0 million as of December 31, 2019 and $2.2 million as of December 31, 2018.

The following table summarizes our sources and uses of cash for the period presented:

	Years Ended December 31,
(in thousands)	2019	2018
Net cash provided by (used in) operating activities	$(40,626)	$(16,118)
Net cash provided by (used in) investing activities	(93,097)	(179,665)
Net cash provided by (used in) financing activities	139,744	168,061
Increase (decrease) in cash and cash equivalents	$6,021	$(27,722)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 was $40.6 million, resulting from our net loss of $70.3 million and an increase in other receivables of $4.0 million, partially offset by non-cash expenses of $22.5 million and an increase in accounts payable and accrued expenses of $5.2 million and deferred revenue of $4.9 million. The increase in deferred revenue is primarily due to $23.1 million in payments received from collaboration partners, partially offset by $18.3 million of revenue recognized.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $93.1 million, attributable to the net investment of excess cash of $86.9 million and the purchases of property and equipment of $6.2 million.

Net cash used in investing activities for the year ended December 31, 2018 was $179.7 million, attributable to the net investment of excess cash of $176.8 million and the purchases of property and equipment of $2.8 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $139.7 million, primarily attributable to the proceeds from the sales of common stock, net of underwriter discounts and offering costs, of $137.1 million and the proceeds from the exercise of stock options of $2.8 million. We also made $0.2 million in debt payments.

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

Specifically, we anticipate that our expenses will increase substantially if and as we:

•	continue a Phase 1 clinical trial of our product candidate, ARV-110, in men with mCRPC;
•	continue a Phase 1 clinical trial of our product candidate, ARV-471, in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer;
•	apply our PROTAC platform to advance additional product candidates into preclinical and clinical development;
•	expand the capabilities of our PROTAC platform;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel; and
•

add operational, financial and management information systems and personnel to support our research, product development and future commercialization efforts and support our operations as a public company.

As of December 31, 2019, we believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

In June 2018, we entered into an additional Assistance Agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. Under the terms of the 2018 Assistance Agreement, we could borrow from the State of Connecticut a maximum of $2.0 million, provided that the funding does not exceed more than 50% of the total costs of the expansion and renovation. Borrowings under the 2018 Assistance Agreement bear an interest rate of 3.25% per annum and interest payments are required for the first 60 months from the funding date. Interest expense related to the Assistance Agreement is expected to be $65,000 annually for the first five years. Thereafter, the loan begins to fully amortize through month 120, maturing in June 2028. Up to $1.0 million of the funding can be forgiven if we meet certain employment conditions. We may be required to prepay a portion of the loan if the employment conditions are not met. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through June 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. We borrowed the full $2.0 million under the 2018 Assistance Agreement in September 2018 and the full amount remains outstanding at December 31, 2019.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Interest income earned on these assets was $4.6 million in 2019 and $2.5 million in 2018. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At December 31, 2019, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk. Our outstanding debt was $2.0 million as of December 31, 2019 and $2.2 million as of December 31, 2018. Our outstanding debt as of December 31, 2019 carries a fixed interest rate of 3.25% per annum.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

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

4.2

Registration Rights Agreement among the Registrant and the other parties thereto, dated September 26, 2018 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 26, 2019).

4.3

Second Amended and Restated Put Agreement among the Registrant, Connecticut Innovations, Incorporated and the other parties thereto, dated March 29, 2018 (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-2271121) filed with the SEC on August 30. 2018).

4.4*	Description of the Registrant’s Securities Registered Under Section 12 of the Exchange Act

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

10.6+

Form of Restricted Stock Unit Agreement under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 26, 2019).

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

10.12

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

10.14*	Fourth Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated January 31, 2020.

10.15*	Lease Agreement between Arvinas Operations, Inc. and Science Park Development Corporation, dated November 15, 2019.

10.16*	First Amendment to Lease between Arvinas Operations, Inc. and Science Park Development Corporation, dated February 27, 2020.

10.17†

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

10.18†

Amendment No. 4 to License Agreement between Yale University and Arvinas Operations, Inc. (formerly Arvinas, Inc.) dated January 9, 2019 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 26, 2019).

10.19

Amended and Restated Consulting Agreement between Craig Crews and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated October  16, 2015, as amended by Amendment No. 1, dated August 27, 2018 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-227112) filed with the SEC on August 30, 2018).

10.20†

Corporate Sponsored Research Agreement between Yale University and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated July  1, 2016, as amended by Amendment No. 1, dated April 1, 2018 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-227112) filed with the SEC on August 30, 2018).

10.21†

Amended and Restated License and Option Agreement among Genentech, Inc., F. Hoffmann-La Roche Ltd and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated November 8, 2017 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-227112) filed with the SEC on September 14, 2018).

10.22†

Research Collaboration and License Agreement between Pfizer Inc. and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated December 22, 2017 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-227112) filed with the SEC on September 14, 2018).

10.23†

Sponsored Research Agreement between The Silverstein Foundation for Parkinson’s with GBA and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated March 7, 2018 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-227112) filed with the SEC on September 14, 2018).

10.24*†	Amendment No. 1 to Research Collaboration and License Agreement between Pfizer Inc. and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated December 9, 2019.

10.25†

Collaboration and License Agreement between Arvinas Operations, Inc. and Bayer AG, dated June 3, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.26†

Commitment Agreement between Arvinas Operations, Inc., Protag LLC, and Bayer CropScience LP, dated June 3, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.27†

Option Agreement between Arvinas Operations, Inc. and Bayer CropScience LP, dated June 3, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.28†

Arvinas IP Contribution Agreement between Arvinas Operations, Inc. and Protag LLC, dated July 16, 2019 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.29†

Stock Purchase Agreement between the Registrant and Bayer AG, dated June 3, 2019 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.30†

Investor Agreement between the Registrant and Bayer AG, dated July 16, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.31†

Amendment No. 5 to License Agreement between Yale University and Arvinas Operations, Inc. (formerly Arvinas, Inc.) dated June 3, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINAS, INC.

Date: March 16, 2020	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Houston, Ph.D.	President, Chief Executive Officer and Director	March 16, 2020
John Houston, Ph.D.	(principal executive officer)

/s/ Sean Cassidy	Chief Financial Officer	March 16, 2020
Sean Cassidy	(principal financial and accounting officer)

/s/ Timothy Shannon, M.D.	Chairman of the Board of Directors	March 16, 2020
Timothy Shannon, M.D.

/s/ Edward Kennedy, Jr.	Director	March 16, 2020
Edward Kennedy, Jr.

/s/ Jakob Loven, Ph.D.	Director	March 16, 2020
Jakob Loven, Ph.D.

/s/ Bradley Margus	Director	March 16, 2020
Bradley Margus

/s/ Briggs Morrison, M.D.	Director	March 16, 2020
Briggs Morrison, M.D.

/s/ Leslie Norwalk, Esq.	Director	March 16, 2020
Leslie Norwalk

/s/ Liam Ratcliffe, M.D., Ph.D.	Director	March 16, 2020
Liam Ratcliffe, M.D., Ph.D.

/s/ Laurie Smaldone Alsup, M.D.	Director	March 16, 2020
Laurie Smaldone Alsup, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Arvinas, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arvinas, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, the consolidated statement of redeemable convertible preferred shares/units and changes in stockholders’/members’ equity, and consolidated statement of cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 16, 2020

We have served as the Company's auditor since 2016.

Arvinas, inc. and subsidiaries

Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$9,211,057	$3,190,056
Marketable securities	271,661,456	184,637,640
Account receivable	-	2,775,831
Other receivables	6,280,828	2,255,966
Prepaid expenses and other current assets	3,727,294	2,818,286
Total current assets	290,880,635	195,677,779
Property, equipment and leasehold improvements, net	8,455,411	3,583,036
Operating lease right of use assets	2,278,623	-
Other assets	26,757	20,760
Total assets	$301,641,426	$199,281,575
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,556,827	$2,758,184
Accrued expenses	7,602,904	4,001,276
Deferred revenue	19,979,525	16,065,957
Current portion of long-term debt	-	154,461
Current portion of operating lease liabilities	673,896	-
Total current liabilities	32,813,152	22,979,878
Deferred revenue	38,427,882	37,484,714
Long term debt, net of current portion	2,000,000	2,000,000
Operating lease liabilities	1,714,111	-
Other non-current liability	-	150,000
Total liabilities	74,955,145	62,614,592
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 38,461,353 and 31,235,458 shares issued and outstanding as of December 31, 2019 and 2018, respectively	38,461	31,236
Accumulated deficit	(372,556,846)	(302,264,619)
Additional paid-in capital	599,097,090	439,118,089
Accumulated other comprehensive income (loss)	107,576	(217,723)
Total stockholders' equity	226,686,281	136,666,983
Total liabilities and stockholders' equity	$301,641,426	$199,281,575

See accompanying notes

ARVINAS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
Consolidated Statements of Operations	2019	2018
Revenue	$42,976,478	$14,323,920
Operating expenses:
Research and development	67,193,830	45,193,830
General and administrative	27,307,162	12,932,168
Total operating expenses	94,500,992	58,125,998
Loss from operations	(51,524,514)	(43,802,078)
Other income (expenses)
Other income	1,435,596	102,730
Change in fair value of preferred unit warrant	-	(193,779)
Interest income	4,557,260	2,470,101
Interest expense	(85,569)	(57,440)
Total other income	5,907,287	2,321,612
Loss from equity method investment	(24,675,000)	-
Net loss	(70,292,227)	(41,480,466)
Change in redemption value of redeemable preferred units	—	(198,366,756)
Net loss attributable to common shares	$(70,292,227)	$(239,847,222)
Net loss per common share, basic and diluted	$(2.13)	$(25.45)
Weighted average common shares outstanding, basic and diluted	32,927,697	9,422,799

	Year Ended December 31,
Consolidated Statements of Comprehensive Loss	2019	2018
Net loss	$(70,292,227)	$(41,480,466)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	325,299	(207,972)
Comprehensive loss	$(69,966,928)	$(41,688,438)

See accompanying notes

Arvinas, inc AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Shares/Units and Changes in Stockholders’/Members’ Equity

	Series A		Series B		Series C		Series
	Redeemable		Redeemable		Redeemable		A, B and C
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2017	22,463,665	$19,768,025	24,977,489	$41,712,407	—	$-	—	$-
Incentive unit-based compensation	—	—	—	—	—	—	—	—
Exercise of Series A redeemable convertible preferred warrant	110,116	319,667	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred units	—	—	—	—	16,467,066	55,000,001	—	—
Change in redemption value of redeemable convertible preferred units	—	91,044,716	—	81,253,577	—	26,068,463	—	—
Net loss	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred units to redeemable convertible preferred shares	(22,573,781)	(111,132,408)	(24,977,489)	(122,965,984)	(16,467,066)	(81,068,464)	64,018,336	315,166,856
Conversion of common and incentive units to common and restricted stock	—	—	—	—	—	—	—	—
Issuance of common stock, net of underwriters' discounts and issuance costs of $12,048,129	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	—	—	—	—	—	—	(64,018,336)	(315,166,856)
Restricted stock vesting	—	—	—	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—
Balance at December 31, 2018	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Restricted stock vesting	—	—	—	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	—	—
Unrealized gain on available-for -sale securities	—	—	—	—	—	—	—	—
Balance at December 31, 2019	-	$-	-	$-	-	$-	-	$-

See accompanying notes

Arvinas, inc AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Shares/Units and Changes in Stockholders’/Members’ Equity

									Accumulated	Total
								Additional	Other	Members’
	Common		Common		Incentive		Accumulated	Paid-in	Comprehensive	/Stockholders'
	Units	Amount	Shares	Amount	Units	Amount	Deficit	Capital	Loss	Equity
Balance at December 31, 2017	1,897,544	$6,167	—	$-	3,669,963	$1,186,419	$(62,417,397)	$-	$(9,751)	$(61,234,562)
Incentive unit/share-based compensation	—	—	—	—	1,680,386	2,489,061	—	9,141,239	-	11,630,300
Exercise of Series A redeemable convertible preferred warrant	—	—	—	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred units	—	—	—	—	—	—	—	—	—	—
Change in redemption value of redeemable convertible preferred units	—	—	—	—	—	—	(198,366,756)	—	—	(198,366,756)
Net loss	—	—	—	—	—	—	(41,480,466)	—	—	(41,480,466)
Conversion of redeemable convertible preferred units to redeemable convertible preferred shares	—	—	—	—	—	—	—		—	—
Conversion of common and incentive units to common and restricted stock	(1,897,544)	(6,167)	3,692,765	3,693	(5,350,349)	(3,675,480)	—	3,677,954	—	—
Issuance of common stock, net of underwriters' discounts and issuance costs of $12,048,129	—	—	7,700,482	7,700	—	—	—	111,151,883	—	111,159,583
Conversion of redeemable convertible preferred shares to common stock	—	—	19,697,928	19,698	—	—	—	315,147,158	—	315,166,856
Restricted stock vesting	—	—	144,283	145	—	—	—	(145)	—	—
Unrealized loss on available-for- sale securities	—	—	—	—	—	—	—	—	(207,972)	(207,972)
Balance at December 31, 2018	—	—	31,235,458	31,236	—	—	(302,264,619)	439,118,089	(217,723)	136,666,983
Stock-based compensation	—	—	—	—	—	—	—	20,072,710	—	20,072,710
Issuances of common stock, net of underwriters' discounts and issuance costs of $7,497,131	—	—	6,573,586	6,573	—	—	—	137,082,302	—	137,088,875
Net loss	—	—	—	—	—	—	(70,292,227)	—	—	(70,292,227)
Restricted stock vesting	—	—	475,412	475	—	—	—	(475)	—	—
Proceeds from exercise of stock options	—	—	176,897	177	—	—	—	2,824,464	—	2,824,641
Unrealized gain on available-for -sale securities	—	—	—	—	—	—	—	—	325,299	325,299
Balance at December 31, 2019	—	$-	38,461,353	$38,461	—	$-	$(372,556,846)	$599,097,090	$107,576	$226,686,281

See accompanying notes

ARVINAS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(70,292,227)	$(41,480,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	15,149	17,963
Change in fair value of preferred unit warrant liability	-	193,779
Depreciation and amortization	1,561,557	706,000
Net accretion of bond discounts/premiums	154,022	248,069
Amortization of right to use assets	691,345	-
Non-cash share/unit-based compensation	20,072,710	11,630,300
Changes in operating assets and liabilities:
Other receivables	(4,024,862)	(1,215,514)
Account receivable	2,775,831	22,224,169
Prepaid expenses and other current assets	(1,065,005)	(2,501,383)
Accounts payable	1,608,735	2,002,163
Accrued expenses	3,601,628	455,340
Deferred liability	-	150,000
Operating lease liabilities	(581,961)	—
Deferred revenue	4,856,736	(8,548,090)
Net cash used in operating activities	(40,626,342)	(16,117,670)
Cash flows from investing activities:
Purchase of marketable securities	(256,548,355)	(234,894,225)
Maturities of marketable securities	169,695,816	58,059,526
Purchase of property, equipment and leasehold improvements	(6,244,024)	(2,830,661)
Net cash used in investing activities	(93,096,563)	(179,665,360)
Cash flows from financing activities:
Repayments of long-term debt	(169,610)	(173,889)
Proceeds from long-term debt	-	2,000,000
Proceeds from issuance of common stock	137,686,006	114,583,172
Payment of common stock offering costs	(597,131)	(3,423,589)
Proceeds from issuance of Series C redeemable convertible preferred units	-	55,000,001
Proceeds from exercise of warrant	-	75,000
Proceeds from exercise of stock options	2,824,641	-
Net cash provided by financing activities	139,743,906	168,060,695
Net increase (decrease) in cash and cash equivalents	6,021,001	(27,722,335)
Cash and cash equivalents, beginning of the period	3,190,056	30,912,391
Cash and cash equivalents, end of the period	$9,211,057	$3,190,056
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$189,908	$159,494
Cash paid for interest	$70,420	$39,476
Increase in redemption value of preferred units	$-	$198,366,756

See accompanying notes

ARVINAS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business

Arvinas, Inc. has four wholly owned subsidiaries, Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc. (collectively, the Company). Arvinas Operations, Inc. was formed in 2013, Arvinas Androgen Receptor, Inc. was formed in 2015, Arvinas Estrogen Receptor, Inc. was formed in 2016, and Arvinas Winchester, Inc. was formed in 2018. In September 2018, the Company converted from a Delaware limited liability company to a Delaware corporation. All periods prior to the date of conversion represent the results of the limited liability corporation. The Company is a clinical-stage biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases throughout the discovery, development and commercialization of therapies to degrade disease-causing proteins.

Arvinas, Inc. was incorporated in Delaware on July 3, 2013. Effective January 1, 2015, Arvinas Holding Company, LLC (Arvinas LLC) was formed by the shareholders of Arvinas, Inc. and Arvinas, Inc. became a wholly owned subsidiary of Arvinas LLC. In connection with this reorganization, the rights and preferences of the preferred stock of Arvinas, Inc. were exchanged for preferred stock units with similar rights and preferences of Arvinas LLC. As part of the reorganization, the employees, consultants and board members of Arvinas, Inc. exchanged their stock options in Arvinas, Inc. stock in exchange for incentive units in Arvinas LLC. Additionally, common stockholders of Arvinas, Inc. exchanged their common stock for common units in Arvinas LLC. All exchanges were made on a 1-for-1 basis. This reorganization was accounted for as a common control transaction as the common stockholders of Arvinas, Inc. formed Arvinas, LLC and transferred all the assets from Arvinas, Inc. to Arvinas LLC.

The Company’s Board of Managers approved a one-for-3.25 reverse stock split of its issued and outstanding shares of common units and a proportional adjustment to the existing conversion ratios for the Company’s Series A, Series B, and Series C preferred units effective as of September 14, 2018. Accordingly, all share/unit and per share/unit amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this reverse unit split and adjustment of the preferred unit conversion ratios. Immediately prior to the effectiveness of the registration statement pertaining to the Company’s initial public offering on September 26, 2018, the Company converted from a Delaware limited liability company to a Delaware corporation. Pursuant to the plan of conversion, each outstanding Series A, Series B, and Series C preferred units converted into an equal number of shares of Series A, Series B, and Series C preferred stock, each outstanding common unit converted into a share of common stock and each outstanding incentive unit converted into a number of shares of common stock and restricted common stock based on a conversion price determined by the board of directors. The Company issued 1,795,221 shares of common stock and 1,268,923 shares of restricted common stock.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Arvinas, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the financial statements. While management believes that estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. The most significant estimates are those used in determination of the Company’s revenue recognition, fair value of its common and preferred units, preferred unit warrant liability, incentive equity compensation, and fair value of its investment in a joint venture (Oerth).

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

For the year ended December 31, 2019, 57% of the Company’s revenue was attributable to a license contributed to a joint venture, Oerth Bio LLC (Oerth), and two collaborators represented 19% and 16% of total revenue. For the year ended December 31, 2018, two collaborators each represented over 45% of total revenue. One collaborator accounted for the entire account receivable balance at December 31, 2018.

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

Impairment of Long-Lived Assets

When indications of potential impairments are present, the Company evaluates the carrying value of long-lived assets. The Company adjusts the carrying value of the long-lived assets if the sum of undiscounted expected future cash flows is less than carrying value. No such impairments were recorded during 2019 or 2018.

Deferred Financing Costs

Deferred financing costs are being amortized over the term of the related debt. The Company recorded $7,940 and $5,605 of non-cash interest expense relating to the deferred financing costs for the years ended December 31, 2019 and 2018, respectively.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company’s tangible assets are held in the United States. To date, all of the Company’s revenue has been generated in the United States.

Revenue Recognition and Deferred Revenue

Revenues from Contracts

The Company recognizes revenue under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The Company’s revenue is generated through research collaboration and license agreements with pharmaceutical partners. The terms of these agreements contain multiple goods and services which may include (i) licenses, (ii) research and development activities, and (iii) participation in joint research and development steering committees. The terms of these agreements may include non-refundable upfront license or option fees, payments for research and development activities, payments upon the achievement of certain milestones, and royalty payments based on product sales derived from the collaboration. Under ASC 606, the Company evaluates whether the license agreement, research and development services, and participation in research and development steering committees, represent separate or combined performance obligations. The Company has determined that these services within its existing contracts represent a combined single performance obligation.

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

For the years ended December 31, 2019 and 2018, the transaction price allocated to the combined performance obligation identified under the agreements is recognized as revenue on a straight-line basis over the estimated performance period under each respective arrangement. Straight-line basis was considered the best measure of progress in which control of the combined obligation transfers to the customers, due to the contract containing license rights to technology, research and development services, and joint committee participation, which in totality are expected to occur ratably over the performance period.

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

The Company also recognized revenue under ASC 606 from its contribution of a license to Oerth. See Note 12.

Equity Method Investments

The Company accounts for investments for which it does not have a controlling interest in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The Company recognizes its pro-rata share of income and losses in the investment in “Loss from equity method investment” on the consolidated statement of operations and comprehensive loss, with a corresponding change to the investment in equity method investment on the consolidated balance sheet until such investment is reduced to $0. After recording of losses in the current period, the investment in Oerth has been reduced to $0.

Preferred Unit Warrants

Preferred unit warrants issued in conjunction with debt financings were initially recorded at fair value, using a Black-Scholes option pricing model, with a corresponding discount recorded against the face value of the note and a liability. The discount was then accreted against the face value of the note over its remaining term as additional interest expense.

The Company classified warrants to purchase shares of its Series A Redeemable Convertible Preferred Units (Series A Preferred Units) as a liability on its balance sheets as these warrants were free-standing financial instruments that were exercisable for contingently redeemable shares. The preferred unit warrants were recorded in long-term liabilities at fair value, estimated using the Black-Scholes option pricing model, and marked to market at each balance sheet date. The change in carrying value was reported as the change in fair value of warrant liability in the accompanying consolidated statements of operations. The outstanding warrants were exercised in July 2018 and no warrants were outstanding as of December 31, 2019 and 2018.

Income Taxes

Prior to the conversion to a C-corporation, Arvinas LLC was taxed under the provisions of Subchapter K—Partners and Partnerships of the Internal Revenue Code. Under those provisions, Arvinas LLC did not pay federal or state corporate income taxes on its taxable income. Instead, each member would include net operating income or loss for Arvinas LLC on its individual return. Arvinas LLC was converted to a C-corporation in 2018.

Arvinas, Inc. and its wholly owned subsidiaries use the asset and liability method of accounting for income taxes, as set forth in ASC 740, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry forwards, all calculated using presently enacted tax rates

Management has evaluated the effect of ASC 740 guidance related to uncertain income tax positions and concluded that the Company has no significant uncertain income tax positions at December 31, 2019 and 2018.

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

The Company measures employee and board of director equity-based compensation for stock option and restricted stock grants based on the grant date fair value of the equity awards.  Equity-based compensation expense is recognized over the requisite service period of the awards, net of estimated forfeitures. Estimated forfeitures are updated on a periodic basis based on actual experience. For equity awards that have a performance condition, the Company recognizes compensation expense based on its assessment of the probability that the performance condition will be achieved.

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

The Company’s marketable securities consist of corporate bonds and government securities which are adjusted to fair value each balance sheet date, based on quoted prices, which are considered Level 2 inputs (see Note 5). During the year ended December 31, 2019, a non-recurring fair value measurement was applied to determine the fair value of the non-cash consideration of 50% equity ownership received related to Oerth. The fair value measurement was determined using an income approach based primarily on utilizing management’s estimates of future cash flows as inputs, which are considered Level 3 measurements within the above fair value hierarchy.

The following tables summarize the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of:

December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$271,661,456	$—	$271,661,456

December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$181,668,600	$—	$181,668,600
Government securities	—	2,969,040	—	2,969,040

The following table presents the changes in Level 3 instruments, preferred unit warrant, measured on a recurring basis for the year ended December 31, 2018:

Preferred Unit Warrant
Balance at December 31, 2017	$50,888
Change in fair value	193,779
Exercise of warrant	(244,667)
Balance at December 31, 2018	$—

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss, after adjusting for redeemable preferred unit dividends, by the weighted-average number of common shares outstanding during the period. The change in current redemption value of the redeemable preferred units was treated as a deemed dividend for the period during 2018 prior to conversion to common units. Diluted net loss per share was computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common shares. The effect of the conversion of redeemable preferred units into common units was excluded from the computation of diluted net loss per common share for all periods as their effect was antidilutive. Additionally, common share equivalents are excluded from the computation of diluted net loss per common share for all periods as their effect is antidilutive.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to present right of use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is effective for years beginning after December 15, 2018 and is to be applied using a modified retrospective approach applied at the beginning of the earliest comparative period in the financial statements or in the year of adoption with a cumulative effect to the opening balance of retained earnings. The Company adopted ASU 2016-02 in the first quarter of 2019 using the modified retrospective transition approach and recognized right of use assets and related lease liabilities of approximately $2.4 million related to its operating lease commitments on the Consolidated Balance Sheet as of January 1, 2019, with no impact to the opening balance of retained earnings.

In June 2018, the FASB issued ASU No. 2018-07, Improvements in Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards to nonemployees with the accounting for share-based awards to employees. ASU 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company adopted ASU 2018-07 on January 1, 2019 and the adoption did not have a material impact on the accompanying financial statements.

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

The Company is also required to pay Yale University success-based milestones for the development of the protein degradation technologies as well as low single-digit running royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions, and subject to a minimum royalty payment that ranges from $200,000 to $500,000. The agreement requires that, if the Company sublicenses the protein degradation technologies to a third party, the Company must pay Yale University a mid-single digit to mid-double digit percentage of Sublicense Income (as defined in the agreement) received on the first licensed product therewith. During 2015, the Company paid $750,000 to Yale University for sublicense consideration, representing the maximum amount required to be paid for sublicense consideration for a licensed product and satisfying this obligation. During 2019 and 2018, the Company paid $150,000 and $75,000, respectively, under the license agreement. The Company is also required to reimburse Yale University for patent costs incurred. During 2019 and 2018, the Company reimbursed Yale University $352,663 and $216,093, respectively, for patent costs.

4. Research Collaboration and License Agreements

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

The Company determined that the Bayer Collaboration Agreement and a Stock Purchase Agreement entered into with Bayer AG at the same time should be evaluated as a combined contract in accordance with ASC 606, Revenue from Contracts with Customers, given that the agreements were entered into at the same time and have the same commercial objective to provide funding to further the Company’s research utilizing its proprietary technology. The Company identified the elements under the agreements as license and research revenue and the issuance of the common stock. The Company determined the fair value, including considering the lock-up period, of the shares sold under the Stock Purchase Agreement to be $2.9 million less than the contractual purchase price stipulated in the agreement. In accordance with the applicable accounting guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that the sale of stock should be recorded at fair value. Therefore, the Company allocated the additional $2.9 million of consideration received under the Stock Purchase Agreement to the Bayer Collaboration Agreement given that the two contracts were determined to be combined contracts. This amount has, therefore, been added to the total transaction price and was included in initial contract liabilities balances.

In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer, Inc. Under the terms of the agreement, the Company received an upfront non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the agreement. These payments are being recognized as revenue over the total estimated period of performance. The Company is also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the agreement. The Company is also entitled to receive up to $225 million in development milestone payments and up to $550 million in sales-based milestone payments for all designated targets under the agreement, as well as tiered royalties based on sales. Pfizer exercised an option for $2.5 million in December 2018 and the amount was included in account receivable at December 31, 2018. Pfizer also paid the Company $1.2 million relating to adding an additional target into the collaboration in December 2019. These payments are being recognized over the estimated period of performance.

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

Information about contract liabilities, included as deferred revenue in the accompanying Consolidated Balance Sheets, is as follows:

	2019	2018
Contract liabilities	$58,407,408	$53,550,671
Revenues recognized in the period from:
Amounts included in deferred revenue in previous periods	14,335,188	13,553,136

Changes in deferred revenue from 2018 to 2019 were due to billings of $23.1 million under new and modified contracts and $18.3 million of revenue recognized on the research collaboration and license agreements.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of December 31, 2019 was $58.4 million, which is expected to be recognized as follows (in millions):

2020	$20.0
2021	19.7
2022	13.9
2023	4.8
$58.4

5. Marketable Securities

The following is a summary of the Company’s available-for-sale securities as of December 31, 2019 and 2018.

December 31, 2019 Description	Effective Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	2020	145,359,876	49,722	-	145,409,598
Corporate bonds	2021	126,194,004	57,854	-	126,251,858
Total		$271,553,880	$107,576	$-	$271,661,456

December 31, 2018 Description	Effective Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	2019	$154,859,427	$—	$(165,630)	$154,693,797
Government bonds	2019	2,966,262	2,778	—	2,969,040
Corporate bonds	2020	27,029,673		(54,870)	26,974,803
Total		$184,855,362	$2,778	$(220,500)	$184,637,640

6. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following at December 31:

	2019	2018
Laboratory equipment	$8,045,179	$3,757,265
Office equipment	865,888	577,418
Leasehold improvements	2,809,205	981,884
	11,720,272	5,316,567
Less: accumulated depreciation	(3,264,861)	(1,733,531)
Property, equipment and leasehold improvements, net	$8,455,411	$3,583,036

Depreciation expense totaled $1,561,557 and $706,000 for the years ended December 31, 2019 and 2018, respectively.

7. Right to Use Assets and Liabilities

During 2019, the Company obtained right of use assets (ROU) in exchange for lease liabilities of $571,885.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and operating lease liabilities in the condensed consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate was 5.1 – 6.6%. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Some of the Company’s leases include options to extend or terminate the lease. The Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option.

The Company has operating leases for its corporate office and certain equipment, which expire no later than December 31, 2022. The leases have a weighted average remaining term of 2.9 years. Maturities of lease liabilities for the years ending December 31 are:

2020	775,734
2021	912,465
2022	895,847
Total lease payments	2,584,046
Less: imputed interest	(196,039)
Total	$2,388,007

The operating lease cost for the year ended December 31, 2019 was $817,057. The operating cash flows used for operating leases for the year ended December 31, 2019 was $581,961.

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

8. Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2019	2018
Employee expenses	$5,810,723	$2,795,205
Research and development expenses	1,186,935	357,148
Professional fees and other	605,246	848,923
	$7,602,904	$4,001,276

9. Long-Term Debt

In August 2013, the Company entered into a Loan Agreement (Loan) and a Stock Subscription Warrant, with Connecticut Innovations, Incorporated (CII). Under the Loan, the Company could draw up to $750,000 for the purpose of purchasing laboratory equipment, information technology equipment and leasehold improvements. Leasehold improvements are limited to $100,000. Interest on the Loan was compounded on a monthly basis at a rate of 7.50% per annum and was required to be paid on a monthly basis beginning on the date of the first draw of funds for 10 months, then with principal payments beginning on June 1, 2015 and payable monthly until the maturity date of July 31, 2019. The Company had the ability to prepay the amount due at any time prior to the maturity date without premium or penalty. The Loan was secured by substantially all of the Company’s assets. As of December 31, 2018, the amount outstanding under the Loan was $169,610 and the total unamortized debt discount on the Loan totaled $7,210. The Company paid the loan in full in July 2019. Interest expense recorded related to the amortization of the debt discount in the years ended December 31, 2019 and 2018 was $7,210 and $12,359, respectively.

In connection with the issuance of the Loan, and as additional consideration, the Company granted CII a warrant to purchase 110,116 shares of the Company’s Series A Preferred Stock at a purchase price of $0.6811 per share, with a term of 7 years from the date of issuance. Effective January 1, 2015, this warrant was exchanged for a warrant to purchase 110,116 units of the Company’s Series A redeemable convertible preferred units. The warrant was exercised in July 2018.

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

Anticipated future minimum payments on long-term debt for the years ending December 31 are:

2023	$92,480
2024	377,516
Beyond 5 years	1,530,004
Total	$2,000,000

During the years ended December 31, 2019 and 2018, interest expense was $85,569 and $57,440, respectively.

10. Members’ Equity

Common Units

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

11. Equity

In June 2019, the Company entered into a Stock Purchase Agreement with Bayer AG pursuant to which, in connection with the closing in July 2019, the Company issued and sold to Bayer AG 1,346,313 shares of the Company’s common stock (the Shares) for a contractually stated purchase price of approximately $32.5 million. The value of the shares of the Company’s common stock was based on the average of the Company’s common stock for the preceding 60 days prior to the signing of the Stock Purchase Agreement plus a fifteen percent premium. The Shares are subject to lock-up restrictions, which will expire six months following the issuance date. On October 1, 2019, the Company filed a registration statement covering these shares.

In November 2019, the Company completed a public offering in which the Company issued and sold 5,227,273 shares of common stock at a public offering price of $22.00 per share. The Company’s aggregate gross proceeds from the sale of shares in the public offering was $115.0 million before fees and expenses of $7.4 million.

In the Fourth Amendment to the Company’s Incentive Share Plan (the Incentive Plan) adopted in March 2018, the Company was authorized to issue up to an aggregate of 6,199,477 incentive units pursuant to the Incentive Plan. Generally, incentive units were granted at no less than fair value as determined by the board of managers and had vesting periods ranging from one to four years. The Incentive Plan was terminated in September 2018. In September 2018, the Company’s board of directors adopted and the Company’s stockholders approved the 2018 Stock Incentive Plan (the 2018 Plan), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s IPO. The number of common shares initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181) issued in respect of incentive units granted under the Incentive Plan that are subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lowest of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s board of directors. The increase in the number of authorized shares for the fiscal year ending December 31, 2019 was 1,293,510. Common shares subject to outstanding equity awards that expire or are terminated, surrendered, or cancelled without having been fully exercised or are forfeited in whole or in part shall be available for future grants of awards.

During 2018, the Company granted 1,715,368 incentive units to employees and directors under the Incentive Plan. In September 2018, each outstanding incentive unit was converted into a number of shares of common stock based upon the IPO price. Certain of the shares of common stock issued in respect of incentive units continue to be subject to vesting in accordance with the vesting schedule that was applicable to such incentive units, The Company granted 1,253,263 restricted shares to employees and directors as part of the conversion. The Company also granted 1,744,650 stock options to purchase shares of common stock to employees and directors who were holders of incentive units at the time of the incentive unit conversion and 286,307 in new employee grants. During 2019, the Company granted 1,468,983 stock options to purchase shares of common stock to employees and directors and restricted stock units with respect to 192,882 shares of common stock. The weighted average fair value of stock options granted to employees and directors in 2019 was $13.28 per share. The options granted generally vest over a requisite service period of four years with a maximum contractual life of ten years from date of grant.

During 2019 and 2018, the Company recognized compensation expense of $18,660,743 and $10,026,666, respectively, relating to the issuance of employee incentive awards, and at December 31, 2019, there was $15,484,188 of compensation expense that is expected to be recognized over a weighted average period of approximately 1.6 years.

In September 2018, in connection with the conversion of the incentive units, the Company granted 11,097 restricted shares of common stock and 251,010 stock options to purchase shares of common stock to consultants and, subsequently, granted 10,000 stock options to purchase shares of common stock to a new consultant. During 2019, the Company granted 51,695 stock options to purchase shares of common stock to consultants. During 2019, the Company recognized compensation expense of $1,411,967 relating to incentive share awards for consultants and, at December 31, 2019, there was $895,816 of compensation expense remaining to be amortized over a weighted average period of less than 1.3 years.

The fair value of the incentive units granted during the year ended December 31, 2018 was determined using the Black-Scholes option pricing model with the following assumptions:

2018
Expected volatility	66 - 71%
Expected term (years)	5.6 - 6.1
Risk free interest rate	2.5 - 2.9%
Expected dividend yield	0%
Fair value of underlying common units	$1.08 - 8.48

The fair value of the underlying common units indicated above was utilized as the exercise price within the Black-Scholes option pricing model.

The fair value of the stock options granted during the year ended December 31, 2019 was determined using the Black-Scholes option pricing model with the following assumptions:

2019
Expected volatility	69 - 71%
Expected term (years)	5.5 - 7.0
Risk free interest rate	1.4 - 2.7%
Expected dividend yield	0%
Exercise price	$17.29 - 37.66

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

The following table provides a summary of the restricted stock grant activity under the Incentive Plan in 2019. These amounts include restricted stock granted to employees, directors and consultants.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at December 31, 2018	1,102,289	$16.00
Vested	(475,730)	$16.00
Forfeited	(50,485)	$16.00
Unvested restricted stock at December 31, 2019	576,074	$16.00

The following table provides a summary of the stock option activity under the 2018 Plan in 2019. These amounts include stock options granted to employees, directors and consultants.

	Options	Weighted Average Fair Value
Outstanding at December 31, 2018	2,273,024	$9.88
Granted	1,520,678	$13.28
Exercised	(176,897)	$9.59
Forfeited	(184,607)	$11.23
Outstanding at December 31, 2019	3,432,198	$11.32
Exercisable at December 31, 2019	989,465	$9.93

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

The following table provides a summary of the restricted stock unit activity under the 2018 Plan in 2019. These amounts include restricted stock units granted to employees.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2018	—	$—
Granted	192,882	$19.96
Forfeited	(11,510)	$19.36
Unvested restricted stock units at December 31, 2019	181,372	$20.00

At December 31, 2019, there were 448,906 restricted shares under the Incentive Plan, 3,103,251 stock options under the 2018 Plan, and 146,277 restricted stock units under the 2018 Plan that vested and are expected to vest.

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

Under the Commitment Agreement, the Company has no obligation to provide any additional funding and the Company’s ownership interest will not be diluted from future contributions from Bayer LP. The Company has no exposure to future losses of Oerth. The activities of Oerth are controlled by a management board under the joint control of the Company and Bayer LP. As Oerth is jointly controlled by the Company and Bayer LP, the Company accounts for its 50% interest using the equity method of accounting. The Company determined that Oerth is a variable interest entity and, accordingly, the Company has evaluated the significant activities of Oerth under the variable interest entity model and concluded that the significant activities consist primarily of research and development activities and, as the Company does not have the sole power to direct such activities, the Company is not the primary beneficiary.

The Company will also provide to Oerth compensated research and development services and administrative services through a separate agreement. The services rendered by the Company during 2019 were insignificant.

The Company determined that the fair value of the equity interest it received in Oerth in exchange for the license contributed was $49.4 million. The fair value of Oerth was determined utilizing discounted cash flows based on reasonable estimates and assumptions of cash flows expected from Oerth.

The Company recognized revenue of $24.7 million attributable to the license contributed to Oerth and eliminated the remaining $24.7 million which corresponds to the Company’s 50% ownership in Oerth. The Company determined that the amount that was eliminated represents intra-entity profit which should be deferred until realized by Oerth. The deferral will be recognized if and when Oerth recognizes revenue associated with the license. Until such time, the remaining $24.7 million of revenue is indefinitely deferred and excluded from the results of operations of the Company. The amount recognized as revenue was treated as such because the licensing of its technology in connection with the formation of a joint venture is part of the Company’s major ongoing or central operations, as evidenced by previous licensing agreements.

Total operating expenses and net loss of Oerth in 2019 was $49.8 million, which included research and development expenses equal to $49.4 million for the fair value of the license acquired from Arvinas. The Company’s initial investment in Oerth was $49.4 million which represented the fair value of shares received in exchange for the contribution of the license. The elimination of the intra-entity profit component of the revenue resulted in a reduction in the balance of the investment in Oerth, bringing its initial carrying value of the investment to $24.7 million. During 2019, the Company recorded equity method losses of $24.7 million based on its proportionate share of ownership. After recognition of its proportionate share of Oerth’s losses for the period the carrying value of the investment as of December 31, 2019 is now $0.

13. Income Taxes

The Company has had no income tax expense due to operating losses incurred for the years ended December 31, 2019 and 2018. The Company has also not recorded any income tax benefits for the net operating losses incurred in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Federal statutory rate	21.0%	21.0%
Federal research tax credit	3.5%	2.5%
Stock compensation	(2.2)%	(3.3)%
Change in valuation allowance	(22.0)%	(20.3)%
Other	(0.3)%	0.1%
	0.0%	0.0%

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at December 31, 2019 and 2018:

	2019	2018
Deferred income tax assets:
Loss carryforwards	$21,733,983	$12,236,973
Deferred revenue	7,871,790	6,179,875
Tax credits	5,121,644	2,681,628
Stock compensation	3,580,768	1,084,096
Other	183,118	181,734
Total deferred income tax assets	38,491,303	22,364,306
Deferred income tax liabilities
Other	(35,011)	(35,345)
Property, equipment and leasehold improvements	(1,293,932)	(540,609)
Total deferred income tax liabilities	(1,328,943)	(575,954)
Less valuation allowance	(37,162,360)	(21,788,352)
Net deferred income tax assets	$—	$—

The Company has provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon the history of losses of the Company, it is more likely than not that the benefits will not be realized. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to utilize these potential tax benefits. The valuation allowance increased by $15.4 million in 2019 and $8.5 million in 2018 due to the increase in the net operating loss carryforwards, stock compensation expense and research and development tax credits.

The Company had approximately $103.5 million and $58.3 million of federal net operating loss carryforwards as of December 31, 2019 and 2018, respectively. Federal net operating loss carryforwards as of December 31, 2017 expire at various dates through fiscal year 2037 and federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of the Company’s taxable income in the year in which carryforwards are used. The Company believes the federal net operating losses are subject to an annual limitation as a result of changes in the Company’s ownership, as defined by Federal Internal Revenue Code Section 382, in November 2019. Notwithstanding the limitations, the Company expects the federal net operating losses to be fully available under Section 382 within the next two years. The Company had approximately $5.1 million and $2.7 million of federal tax credit carryforwards as of December 31, 2019 and 2018, respectively, which expire at various dates through fiscal year 2038. The Company estimates that its federal credits will not be subject to the Section 382 limitation by 2021 and the federal tax credits will be available to offset future federal income tax.

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

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in tax expense. The Company had no accruals for interest and penalties at December 31, 2019 and 2018.

The Company is required to file income tax returns in the U.S. Federal jurisdiction, and in the States of Connecticut and Massachusetts. The Company is a state franchise taxpayer in Connecticut and Massachusetts due to the Company’s loss position. As a result, there is no state income tax provision included in the financial statements. The 2016 tax year forward remain subject to future examinations by the applicable taxing authorities.

For the years ended December 31, 2019 and 2018, the Company recorded a benefit from expected cash refunds to be provided by the State of Connecticut, equal to 65% of research and development credits, of $1.4 million and $0.1 million, respectively, which is included in Other Income in the accompanying consolidated statement of operations and comprehensive loss, due to the Company being a state franchise taxpayer. The benefit results from the exchange of the state research and development tax credit carryforwards for cash refunds. At December 31, 2019 and 2018, the Company has recorded receivables of $1.4 million and $1.1 million, respectively, relating to research and development credits due to the Company.

14. Commitments and Contingencies

Consulting and Sponsored Research Agreement Commitments

In July 2016, the Company entered into a Corporate Sponsored Research Agreement (SRA) with Yale University, which was amended in April 2018. The amended SRA extended the agreement until April 2021 and amended the scope of work. The amended SRA requires quarterly payments of $250,000 through the end of the agreement. The total payments made under the SRA for 2019 and 2018 were $1,000,000 and $851,161, respectively.

The Company entered into a consulting agreement with its Chief Scientific Advisor in 2018, which extends into 2021, and requires monthly payments of $20,833. During the years ended December 31, 2019 and 2018, the Company paid $250,000 and $176,110, respectively, pursuant to this consulting agreement.

15. Net Loss Per Common Share

Basic and diluted loss per common share were calculated as follows:

	2019	2018
Net loss	$(70,292,227)	$(41,480,466)
Change in redemption value of preferred units	-	(198,366,756)
Net loss attributable to common shares – basic and diluted	$(70,292,227)	$(239,847,222)
Weighted average number of common shares outstanding, basic and diluted	32,927,697	9,422,799
Net loss per common share	$(2.13)	$(25.45)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per common share as the effect would be to reduce the net loss per common share. The following common share equivalents have been excluded from the calculations of diluted loss per common share because their inclusion would have been antidilutive.

	2019	2018
Stock options	3,432,198	2,273,024
Restricted stock awards	576,074	1,102,289
Restricted stock units	181,372	-
	4,189,644	3,375,313

16. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$4,016,489	$4,016,489	$30,050,227	$4,893,273
Operating expenses:
Research and development	14,190,359	16,000,638	16,588,050	20,414,783
General and administrative	5,640,629	6,440,779	7,957,364	7,268,390
Total operating expenses	19,830,988	22,441,417	24,545,414	27,683,173
Loss from operations	(15,814,499)	(18,424,928)	5,504,813	(22,789,900)
Other income (expenses)
Other income, net	243,122	191,729	405,302	595,443
Interest income	1,190,523	1,091,331	1,112,415	1,162,991
Interest expense	(23,638)	(22,778)	(22,903)	(16,250)
Total other income	1,410,007	1,260,282	1,494,814	1,742,184
Loss from equity method investment	-	-	(24,675,000)	-
Net loss	(14,404,492)	(17,164,646)	(17,675,373)	(21,047,716)
Change in redemption value of redeemable preferred units	-	-	-	-
Net loss attributable to common shares	$(14,404,492)	$(17,164,646)	$(17,675,373)	$(21,047,716)
Net loss per common share, basic and diluted	$(0.46)	$(0.55)	$(0.54)	$(0.56)
Weighted average common shares outstanding, basic and diluted	31,325,516	31,440,051	32,740,486	37,338,484

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$4,108,596	$3,399,895	$3,375,264	$3,440,165
Operating expenses:
Research and development	7,143,817	10,337,835	13,149,879	14,562,299
General and administrative	1,246,887	1,579,605	4,284,231	5,821,445
Total operating expenses	8,390,704	11,917,440	17,434,110	20,383,744
Loss from operations	(4,282,108)	(8,517,545)	(14,058,846)	(16,943,579)
Other income (expenses)
Other income, net	127,449	130,945	160,100	(315,764)
Change in fair value of preferred unit warrant	(196,295)	2,516	—	—
Interest income	211,237	539,413	523,338	1,196,113
Interest expense	(10,669)	(9,871)	(12,264)	(24,636)
Total other income	131,722	663,003	671,174	855,713
Net loss	(4,150,386)	(7,854,542)	(13,387,672)	(16,087,866)
Change in redemption value of redeemable preferred units	(71,482,098)	(14,834,049)	(112,050,609)	—
Net loss attributable to common shares	$(75,632,484)	$(22,688,591)	$(125,438,281)	$(16,087,866)
Net loss per common share, basic and diluted	$(39.86)	$(11.96)	$(62.38)	$(0.52)
Weighted average common shares outstanding, basic and diluted	1,897,544	1,897,544	2,010,807	31,098,634