Form 10-Q
period 2020-03-31
ARVINAS, INC.
filed 2020-04-28
CIK 1655759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 24, 2020, the registrant had 39,149,567 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•

the timing and conduct of our clinical trial programs of ARV-110 and ARV-471, including statements regarding the conduct of our ongoing Phase 1/2 clinical trials of ARV-110 and ARV-471 and the period during which the results of the clinical trials will become available;

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Arvinas, INC. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$36,106,323	$9,211,057
Marketable securities	226,728,165	271,661,456
Other receivables	3,878,438	6,280,828
Prepaid expenses and other current assets	3,482,238	3,727,294
Total current assets	270,195,164	290,880,635
Property, equipment and leasehold improvements, net	9,575,768	8,455,411
Operating lease right of use assets	2,650,090	2,278,623
Other assets	28,777	26,757
Total assets	$282,449,799	$301,641,426
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,020,794	$4,556,827
Accrued expenses	6,783,724	7,602,904
Deferred revenue	22,464,819	19,979,525
Current portion of operating lease liability	899,653	673,896
Total current liabilities	33,168,990	32,813,152
Deferred revenue	33,730,795	38,427,882
Long term debt	2,000,000	2,000,000
Operating lease liability	1,842,901	1,714,111
Total liabilities	70,742,686	74,955,145
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 38,672,433 and 38,461,353 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	38,672	38,461
Accumulated deficit	(394,296,017)	(372,556,846)
Additional paid-in capital	606,567,072	599,097,090
Accumulated other comprehensive income (loss)	(602,614)	107,576
Total stockholders’ equity	211,707,113	226,686,281
Total liabilities and stockholders’ equity	$282,449,799	$301,641,426

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

Condensed Consolidated Statements of Operations	For the Three Months Ended March 31,
	2020	2019
Revenue	$6,239,628	$4,016,489
Operating expenses:
Research and development	21,726,686	14,190,359
General and administrative	7,925,005	5,640,629
Total operating expenses	29,651,691	19,830,988
Income (loss) from operations	(23,412,063)	(15,814,499)
Other income (expenses)
Other income, net	390,009	243,122
Interest income	1,299,133	1,190,523
Interest expense	(16,250)	(23,638)
Total other income	1,672,892	1,410,007
Net loss	(21,739,171)	(14,404,492)
Net loss per common share, basic and diluted	$(0.56)	$(0.46)
Weighted average common shares outstanding, basic and diluted	38,548,483	31,325,516

Condensed Consolidated Statements of Comprehensive Loss	For the Three Months Ended March 31,
	2020	2019
Net loss	$(21,739,171)	$(14,404,492)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(710,190)	297,754
Comprehensive loss	$(22,449,361)	$(14,106,738)

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
				Additional	Other	Total
	Common		Accumulated	Paid-in	Comprehensive	Stockholders'
	Shares	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at December 31, 2018	31,235,458	$31,236	$(302,264,619)	$439,118,089	$(217,723)	$136,666,983
Stock-based compensation	—	—	—	5,177,448	—	5,177,448
Net loss	—	—	(14,404,492)	—	—	(14,404,492)
Restricted stock vesting	133,406	133	—	(133)	—	—
Unrealized gain on available-for -sale securities	—	—	—	—	297,754	297,754
Balance at March 31, 2019	31,368,864	$31,369	$(316,669,111)	$444,295,404	$80,031	$127,737,693
Balance at December 31, 2019	38,461,353	$38,461	$(372,556,846)	$599,097,090	$107,576	$226,686,281
Stock-based compensation	—	—	—	6,119,711	—	6,119,711
Net loss	—	—	(21,739,171)	—	—	(21,739,171)
Restricted stock vesting	128,732	129	—	(129)	—	—
Proceeds from exercise of stock options	82,348	82	—	1,350,400	—	1,350,482
Unrealized loss on available-for -sale securities	—	—	—	—	(710,190)	(710,190)
Balance at March 31, 2020	38,672,433	$38,672	$(394,296,017)	$606,567,072	$(602,614)	$211,707,113

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(21,739,171)	$(14,404,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	4,491
Depreciation and amortization	617,469	246,159
Net accretion of bond discounts/premiums	366,132	5,383
Amortization of right to use assets	169,904	180,398
Stock-based compensation	6,119,711	5,177,448
Changes in operating assets and liabilities:
Account receivable	—	2,775,831
Other receivables	2,402,390	(213,548)
Prepaid expenses and other current assets	243,036	363,434
Accounts payable	(1,911,635)	(1,704,241)
Accrued expenses	(819,180)	(1,053,720)
Deferred revenue	(2,211,793)	(4,016,489)
Operating lease liabilities	(186,824)	(93,023)
Net cash used in operating activities	(16,949,961)	(12,732,369)
Cash flows from investing activities:
Purchase of marketable securities	(8,605,116)	(3,261,254)
Maturities of marketable securities	52,462,085	42,016,000
Purchase of property, equipment and leasehold improvements	(1,362,224)	(380,644)
Net cash provided by investing activities	42,494,745	38,374,102
Cash flows from financing activities:
Repayments of long-term debt	—	(45,542)
Proceeds from exercise of stock options	1,350,482	—
Net cash provided by (used in) financing activities	1,350,482	(45,542)
Net increase in cash and cash equivalents	26,895,266	25,596,191
Cash and cash equivalents, beginning of the period	9,211,057	3,190,056
Cash and cash equivalents, end of the period	$36,106,323	$28,786,247
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$375,602	$509,966
Cash paid for interest	$16,250	$24,563

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served.  The Company has instated some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance the development of its targets.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2019 and 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 16, 2020 (the Annual Report). The condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses, which provides a model for recognizing credit losses on financial instruments based on an estimate of current expected losses, requiring immediate recognition of credit losses expected over the life of a financial instrument. The Company adopted ASU 2016-13 in the first quarter of 2020. The adoption of the standard was immaterial to the accompanying condensed consolidated financial statements.

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

During the three months ended March 31, 2020, there were no changes to the Company’s significant accounting policies as described in Note 2 to the financial statements included in the Company’s condensed consolidated financial statements as of December 31, 2019 and 2018 and for the years then ended included in the Annual Report.

3. Research Collaboration and License Agreements

In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (Bayer Collaboration Agreement) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras, or PROTAC® targeted protein degraders, that mediate for degradation of target proteins (Targets), using the Company’s proprietary platform technology, which Targets will be selected by Bayer AG, subject to certain exclusions and limitations.  The Bayer Collaboration Agreement became effective in July 2019. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license and a $1.5 million payment to fund research activities. Bayer is committed to fund an additional $10.5 million through 2022, of which $3.0 million was received in the three months ended March 31, 2020. These payments are being recognized over the total estimated period of performance. The Company is also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, the Company is eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

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

In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer, Inc. (Pfizer) (the Pfizer Collaboration Agreement). Under the terms of the Pfizer Collaboration Agreement, the Company received an upfront non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the agreement. These payments are being recognized as revenue over the total estimated period of performance. The Company is also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the agreement. Pfizer exercised an option for $2.5 million in December 2018 and the amount was included in accounts receivable at December 31, 2018. The option will be recognized as revenue over the estimated period of performance. The Company is also entitled to receive up to $225 million in development milestone payments and up to $550 million in sales-based milestone payments for all designated targets under the Pfizer Collaboration Agreement, as well as tiered royalties based on sales. Pfizer paid the Company $1.2 million in December 2019 and $1.0 million in March 2020 relating to adding additional targets into the collaboration. These payments are being recognized over the estimated period of performance.

In September 2015, the Company entered into an Option and License Agreement with Genentech, Inc. and F. Hoffman-La Roche Ltd. (together, Genentech) (the Genentech Agreement). During 2015, the Company received an upfront non-refundable payment of $11.0 million in exchange for use of the Company’s technology license and to fund Genentech-related research as defined within the Genentech Agreement. In November 2017, the Company entered into an Amended and Restated Option, License, and Collaboration Agreement with Genentech, Inc. and F. Hoffman-La Roche Ltd. (the Genentech Modification), amending the Genentech Agreement. Under the Genentech Modification, the Company received additional upfront non-refundable payments of $34.5 million to fund Genentech-related research and Genentech has the right to designate up to ten targets. The Company is eligible to receive up to $27.5 million in additional expansion target payments if Genentech exercises its options on all remaining targets. Upfront non-refundable payments are recognized as revenue over the total estimated period of performance. The Company is eligible to receive up to $44.0 million per target in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestones based on sales as well as tiered royalties based on sales.

Information about contract liabilities, which are recorded as deferred revenue on the condensed consolidated balance sheets, is as follows:

	March 31,	December 31,
	2020	2019
Contract liabilities	$56,195,615	$58,407,408
Revenues recognized in the period from
Amounts included in deferred revenue in previous periods	$5,182,381	$14,335,188

Changes in deferred revenue from December 31, 2019 to March 31, 2020 were due to additions to deferred revenue of $4.0 million related to the Bayer Collaboration Agreement and Pfizer Collaboration Agreement and $6.2 million of revenue recognized on the research collaboration and license agreements.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2020 was $56.2 million, which is expected to be recognized as revenue for the years ending December 31 are (in millions):

Remainder of 2020	$17.2
2021	20.2
2022	14.0
2023	4.8
$56.2

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

The Company’s marketable securities consist of corporate bonds which are adjusted to fair value at each balance sheet date, based on quoted prices, which are considered Level 2 inputs.

The following is a summary of the Company’s available-for-sale securities as of March 31, 2020 and December 31, 2019:

March 31, 2020			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2020-2021	$139,683,150	$83,222	$(389,777)	$139,376,595
Corporate bonds	2021	87,647,629	76,525	(372,584)	87,351,570
		$227,330,779	$159,747	$(762,361)	$226,728,165

December 31, 2019			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2020	$145,359,876	$49,722	$—	$145,409,598
Corporate bonds	2021	126,194,004	57,854	—	126,251,858
		$271,553,880	$107,576	$—	$271,661,456

The following tables summarize the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis:

March 31, 2020
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$226,728,165	$—	$226,728,165

December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$271,661,456	$—	$271,661,456

5. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following at:

	March 31, 2020	December 31, 2019
Laboratory equipment	$8,840,539	$8,045,179
Office equipment	915,129	865,888
Leasehold improvements	3,695,443	2,809,205
Total	13,451,111	11,720,272
Less: accumulated depreciation and amortization	(3,875,343)	(3,264,861)
Property, equipment and leasehold improvements, net	$9,575,768	$8,455,411

Depreciation and amortization expense totaled $617,469 and $246,159 for the three months ended March 31, 2020 and 2019, respectively.

6. Right to Use Assets and Liabilities

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in the condensed consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate ranges from 5.1-6.6%. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Some of the Company’s leases include options to extend or terminate the lease. The Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option.

The Company has operating leases for its corporate office and certain equipment, which expire no later than December 31, 2022. The leases have a weighted average remaining term of 2.7 years. Maturities of lease liabilities for the years ending December 31 are:

Remainder of 2020	$739,049
2021	1,115,850
2022	1,099,232
Total lease payments	2,954,131
Less: imputed interest	(211,577)
Total	$2,742,554

The operating lease cost for the three months ended March 31, 2020 and 2019 was $207,107 and $211,509, respectively. The operating cash flows used for the operating leases for the three months ended March 31, 2020 and 2019 were $186,824 and $93,023, respectively. The amortization of the ROU assets for the three months ended March 31, 2020 and 2019 was $169,904 and $180,398, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following at:

	March 31, 2020	December 31, 2019
Employee expenses	$1,973,511	$5,810,723
Research and development expenses	3,907,224	1,186,935
Professional fees and other	902,989	605,246
	$6,783,724	$7,602,904

8. Long-Term Debt

In August 2013, the Company entered into a Loan Agreement (Loan) and a Stock Subscription Warrant, with Connecticut Innovations, Incorporated (CII). Under the Loan, the Company could draw up to $750,000 for the purpose of purchasing laboratory equipment, information technology equipment and leasehold improvements. Leasehold improvements were limited to $100,000. Interest on the Loan was compounded on a monthly basis at a rate of 7.50% per annum and was required to be paid on a monthly basis beginning on the date of the first draw of funds for 10 months, then with principal payments beginning on June 1, 2015 and payable monthly until the maturity date of July 31, 2019. The Company had the ability to prepay the amount due at any time prior to the maturity date without premium or penalty. The Loan was secured by substantially all of the Company’s assets. The Company paid the loan in full in July 2019. Interest expense recorded related to the amortization of the debt discount in the three months ended March 31, 2019 was $3,090.

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

In June 2018, the Company entered into an Assistance Agreement with the State of Connecticut (2018 Assistance Agreement) to provide funding for the expansion and renovation of laboratory and office space (Project). Under the terms of the 2018 Assistance Agreement, the Company could borrow from the State of Connecticut a maximum of $2.0 million, provided that the funding does not exceed more than 50% of the total Project costs. In September 2018, the Company borrowed $2.0 million under the 2018 Assistance Agreement, bearing interest at 3.25% per annum and interest payments will be required for the first 60 months from the funding date. Thereafter, the loan begins to fully amortize through month 120, maturing in September 2028. According to the terms of the 2018 Assistance Agreement, up to $1.0 million of the funding thereunder can be forgiven if the Company meets certain employment conditions, as defined therein. The Company may also be required to prepay a portion of the loan if the employment conditions are not met. The 2018 Assistance Agreement requires that the Company be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received.

Anticipated future minimum payments on long-term debt for the years ending December 31 are:

2023	$92,480
2024	377,516
Beyond	1,530,004
Total	$2,000,000

During the three months ended March 31, 2020 and 2019, interest expense was $16,250 and $23,638, respectively.

9. Equity

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP) initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of our common stock. The number of shares of our common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by an additional 323,377 shares, equal to 1% of our then-outstanding common stock, effective as of January 1, 2019, and by an additional 390,371 shares, equal to 1% of our then-outstanding common stock, effective as of January 1, 2020. The first offering period under our 2018 ESPP commenced on January 1, 2020.

All of our employees are eligible to participate in the 2018 ESPP, provided they meet certain employment requirements. On each offering commencement date, each participant will be granted the right to purchase, on the last business day of the offering period, a number of shares of our common stock determined by multiplying $2,083 by the number of full months in the offering period and dividing that product by the closing price of our common stock on the first day of the offering period. On the commencement date of each offering period, each eligible employee may authorize up to a maximum of 15% of the compensation he or she receives during the offering period to be deducted by us during the offering period. Under the terms of the 2018 ESPP, the purchase price shall be determined by our board of directors for each offering period and will be at least 85% of the applicable closing price of our common stock. If our board of directors does not make a determination of the purchase price, the purchase price will be 85% of the lesser of the closing price of our common stock on the first business day of the offering period or the last business day of the offering period.

In the Fourth Amendment to the Company’s Incentive Share Plan (the Incentive Plan) adopted in March 2018, the Company was authorized to issue up to an aggregate of 6,199,477 incentive units pursuant to the Incentive Plan. Generally, incentive units were granted at no less than fair value as determined by the board of managers and had vesting periods ranging from one to four years. The Incentive Plan was terminated in September 2018. In September 2018, the Company’s board of directors adopted and the Company’s stockholders approved the 2018 Stock Incentive Plan (the 2018 Plan), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of common shares initially available for issuance under the 2018 Plan is the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181) issued in respect of incentive units granted under the Incentive Plan that are subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lowest of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s board of directors. The increase in the number of authorized shares for the fiscal years ending December 31, 2020 and 2019 was 1,561,485 and 1,293,510, respectively. Common shares subject to outstanding equity awards that expire or are terminated, surrendered, or canceled without having been fully exercised or are forfeited in whole or in part shall be available for future grants of awards.

During the three months ended March 31, 2020, the Company recognized compensation expense of $6,119,711 relating to the issuance of incentive awards, and at March 31, 2020, there was $38,479,111 of compensation expense that is expected to be amortized over a weighted average period of approximately two years.

The fair value of the stock options granted during the three months ended March 31, 2020 was determined using the Black-Scholes option pricing model with the following assumptions:

March 31, 2020
Expected volatility	70.3-71.4%
Expected term (years)	5.6-7.0
Risk free interest rate	0.8-1.6%
Expected dividend yield	0%
Exercise price	$41.62-49.97

Given the Company’s common stock has not been trading for a sufficient period of time, the Company utilizes a collection of volatilities of peer companies to estimate the expected volatility of its common stock. The expected term is calculated utilizing the simplified method.

The following table provides a summary of the restricted stock grant activity under the Incentive Plan during the three months ended March 31, 2020. These amounts include restricted stock granted to employees, directors and consultants.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at December 31, 2019	576,074	$16.00
Vested	(87,336)	$16.00
Forfeited	(4,114)	$16.00
Unvested restricted stock at March 31, 2020	484,624	$16.00

The following table provides a summary of the stock option activity under the 2018 Plan during the three months ended March 31, 2020. These amounts include stock options granted to employees, directors and consultants.

	Options	Weighted Average Fair Value
Outstanding at December 31, 2019	3,432,198	$11.32
Granted	1,093,642	$29.77
Exercised	(82,348)	$10.00
Forfeited	(10,648)	$10.56
Outstanding at March 31, 2020	4,432,844	$15.90
Exercisable at March 31, 2020	1,295,014	$10.45

The following table provides a summary of the restricted stock unit activity under the 2018 Plan during the three months ended March 31, 2020. These amounts include restricted stock units granted to employees.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2019	181,372	$20.00
Vested	(41,336)	$19.36
Unvested restricted stock units at March 31, 2020	140,036	$20.19

At March 31, 2020, there were 418,697 restricted shares under the Incentive Plan, 4,020,181 stock options under the 2018 Plan, and 109,434 restricted stock units under the 2018 Plan that vested and are expected to vest.

10. Income Taxes

The Company’s effective tax rate was 0.0% for the three months ended March 31, 2020 and 2019. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended March 31, 2020 and 2019 and the Company’s overall effective tax rate of 0.0% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.

Valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.

The Company is subject to tax in the U.S. Federal jurisdiction and the states of Connecticut and Massachusetts. The Company pays franchise tax in the states mentioned above due to its loss position. As a result, there is no state income tax provision recorded for the three months ended March 31, 2020 and 2019.

11. Net Loss Per Common Share

Basic and diluted loss per common share were calculated as follows:

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(21,739,171)	$(14,404,492)
Weighted average number of common shares outstanding, basic and diluted	38,548,483	31,325,516
Net loss per common share	$(0.56)	$(0.46)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per common share as the effect would be to reduce the net loss per common share. The following common share equivalents have been excluded from the calculations of diluted loss per common share because their inclusion would have been antidilutive for the three months ended March 31:

	2020	2019
Stock options	4,432,844	3,300,578
Restricted stock	484,624	957,385
Restricted stock units	140,036	176,841
	5,057,504	4,434,804

12. Investment in Equity Method Investee

In June 2019, the Company entered into an agreement to establish a joint venture (Commitment Agreement) with Bayer CropScience LP (Bayer LP) to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. In July 2019, the Company and Bayer LP completed the formation of the joint venture entity, Oerth Bio LLC (Oerth), a limited liability corporation. Pursuant to the terms of the Commitment Agreement, the Company made an in-kind intellectual property contribution to Oerth in the form of a license to certain of the Company’s proprietary technology. Bayer LP has made a $56.0 million total cash commitment to Oerth and an in-kind intellectual property contribution. The Company and Bayer LP each hold an ownership interest in Oerth initially representing 50% of the ownership interests. A 15% ownership interest of Oerth is reserved for the future grant of incentive units to employees and service providers of Oerth.

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

The Company will also provide to Oerth compensated research and development services and administrative services through a separate agreement. The services rendered by the Company during the three months ended March 31, 2020 were insignificant.

Total operating expenses and net loss of Oerth for the three months ended March 31, 2020 was $1.2 million and $1.1 million, respectively.

The Company’s initial investment in Oerth was $49.4 million which represented the fair value of shares received in exchange for the contribution of the license. The elimination of the intra-entity profit component of the revenue resulted in a reduction in the balance of the investment in Oerth, bringing its initial carrying value of the investment to $24.7 million. After recognition of its proportionate share of Oerth’s losses for the period the carrying value of the investment is now $0.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and operating results together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in or implied by these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

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

Our two lead product candidates are ARV-110 and ARV-471. We are developing ARV-110, a PROTAC protein degrader targeting the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. We initiated a Phase 1 clinical trial of ARV-110 in March 2019. We are also developing ARV-471, a PROTAC protein degrader targeting the estrogen receptor protein, or ER, for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We initiated a Phase 1 clinical trial for ARV-471 in August 2019. In the fourth quarter of 2019 and the first quarter of 2020, we amended the protocols for each of our Phase 1 clinical trials for ARV-110 and ARV-471, respectively, to include the Phase 2 expansion cohorts that would initiate once recommended doses and schedules have been determined.

In October 2019, we announced initial safety, tolerability and pharmacokinetic data from the ongoing Phase 1/2 clinical trial for each of ARV-110 and ARV-471. The initial data from these Phase 1/2 clinical trials showed dose proportionality for ARV-110 and that exposures of both ARV-110 and ARV-471 have reached levels associated with tumor growth inhibition in preclinical studies. In addition, the data disclosed in October 2019 for both ARV-110 and ARV-471 showed that each dose tested had been well tolerated and that no dose-limiting toxicities and no grade 2, 3, or 4 related adverse events had been observed. Since October 2019, dose escalation for each of the Phase 1/2 clinical trials has continued and both trials are currently ongoing. We expect to share additional clinical data from the dose escalation of the Phase 1/2 trial of ARV-110 at the American Society of Clinical Oncology (ASCO) annual meeting in the second quarter of 2020 and from the dose escalation portion of the Phase 1/2 trial of ARV-471 in the second half of 2020.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served.  We have instated some and may take additional temporary precautionary measures intended to help ensure our employees well-being and minimize business disruption. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on our results of operations and financial position at March 31, 2020. The full extent of the future impacts of COVID-19 on our operations is uncertain. A prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance the development of our targets.

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and conducting early-stage clinical trials. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Through March 31, 2020, we raised approximately $386.8 million in gross proceeds from the sale of common stock, the exercise of stock options, and the sale of Series A, Series B and Series C convertible preferred units, and had received an aggregate of $116.4 million in payments from collaboration partners, grant funding and partially forgivable loans from the State of Connecticut.

We are a clinical-stage company. ARV-110 and ARV-471 are each in a Phase 1/2 clinical trial and our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net loss was $21.7 million for the three months ended March 31, 2020, $70.3 million for the year ended December 31, 2019 and $41.5 million for the year ended December 31, 2018. As of March 31, 2020, we had an accumulated deficit of $394.3 million.

Our total operating expenses were $29.7 million for the three months ended March 31, 2020, $94.5 million for the year ended December 31, 2019 and $58.1 million for the year ended December 31, 2018. We anticipate that our expenses will increase substantially due to costs associated with our anticipated clinical activities for ARV-110 and ARV-471, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our preclinical studies and clinical trials, as well as other associated costs including the management of our intellectual property portfolio.

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

In the year ended December 31, 2018, we received an aggregate of $28.0 million in upfront payments and certain additional payments under the terms of the Pfizer Collaboration Agreement. We are also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all Targets under the agreement. In the three months ended March 31, 2020 and the year ended December 31, 2019, we received an aggregate of $1.0 million and $4.0 million, respectively, for option and substitution target payments under the agreement. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated Targets under the agreement, as well as mid- to high-single digit tiered royalties based on sales of PROTAC targeted protein degrader-related products, which may be subject to reductions.

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

Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront non-refundable payment of $17.5 million, plus an additional $1.5 million in research funding payments. Bayer is committed to fund an additional $10.5 million, of which $3.0 million was received in the three months ended March 31, 2020, in research funding payments through 2022, subject to potential increases if our costs for research activities exceed the research funding payments allocated to a Target and certain conditions are met. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

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
•

expenses incurred under agreements with third parties, including contract research organizations and other third parties that conduct research and preclinical activities on our behalf as well as third parties that manufacture our product candidates for use in our preclinical studies and clinical trials;

•	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
•	the costs of laboratory supplies and developing preclinical study and clinical trial materials;
•	facility-related expenses, which include direct depreciation costs of equipment and allocated expenses for rent and maintenance of facilities and other operating costs; and
•	third-party licensing fees.

We expense research and development costs as incurred.

We typically use our employee and infrastructure resources across our development programs, and as such, do not track all our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for our AR program, ER program and all other platform and exploratory research and development costs:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
AR program costs	$3,848	$2,856
ER program costs	4,122	1,794
Other research and development costs	13,757	9,540
Total research and development costs	$21,727	$14,190

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

Interest Income (Expense)

Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest income has increased in 2020 as we invest our excess cash from the proceeds of our public offerings. Interest expense consists of interest paid or accrued on our outstanding debt. Interest expense was approximately $16,000 and $24,000 for the three months ended March 31, 2020 and 2019, respectively. Interest expense has decreased in 2020 due to one loan being fully paid off in July 2019.

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

As of March 31, 2020, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes. Net operating loss carryforwards are generated from the C-corporation subsidiaries’ filings. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.

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

For a discussion of our significant accounting policies and recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and Note 2 to the financial statements included in our consolidated financial statements as of December 31, 2019 and 2018 and for the years then ended included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020.

Results of Operations

Comparison of Three Months ended March 31, 2020 and 2019

Revenues

Revenues for the three months ended March 31, 2020 were $6.2 million, as compared to $4.0 million for the three months ended March 31, 2019. The increase in revenues of $2.2 million over the prior year is primarily due to the revenues related to the Bayer Collaboration Agreement, which was initiated in the third quarter of 2019, and an increase in license and rights to technology fees and research and development activities related to the Pfizer Collaboration Agreement.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2020 were $21.7 million, compared with $14.2 million for the three months ended March 31, 2019. The increase of $7.5 million was primarily due to an increase in our continued investment in our platform and exploratory programs of $4.2 million, expenses related to our ER program of $2.3 million and AR program of $0.9 million. The increase in spending over all of our programs was primarily due to increased personnel and personnel costs utilized across all of our programs of $2.6 million. Direct expenses related to our platform and exploratory targets increased by $1.7 million as we expanded the number of protein targets in the exploratory phase. Clinical trial and related drug manufacturing costs for our AR and ER programs increased by $4.2 million with the two clinical trials in progress in 2020, partially offset by a decrease in lead optimization and IND-enabling costs for these programs of $1.0 million.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the three months ended March 31, 2020, compared with $5.6 million for the three months ended March 31, 2019. The increase of $2.3 million was primarily due to an increase of personnel and facility related costs of $2.1 million, including $0.5 million related to stock compensation expense.

Other Income (Expenses)

Other income was $1.7 million for the three months ended March 31, 2020, compared with $1.4 million for the three months ended March 31, 2019. The increase of $0.3 million was primarily related to an increase in interest income and refundable research and development credits from the State of Connecticut.

Liquidity and Capital Resources

Sources of Liquidity

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Through March 31, 2020, we raised approximately $386.8 million in gross proceeds from the sale of common stock, and Series A, Series B and Series C convertible preferred units, and had received an aggregate of $116.4 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut. In October 2018, we completed our initial public offering in which we issued and sold an aggregate of 7,700,482 shares of common stock, including 200,482 additional shares of common stock upon the exercise in part by the underwriters of their option to purchase additional shares at a public offering price of $16.00 per share, for aggregate gross proceeds of $123.2 million before underwriting discounts and commissions and expenses. In July 2019, we sold 1,346,313 shares of common stock to Bayer AG for aggregate gross proceeds of $32.5 million. In November 2019, we completed a follow-on offering in which we issued 5,227,273 shares of common stock at a public offering price of $22.00 per share, for aggregate gross proceeds of $115.0 million before fees and expenses.

Cash Flows

Our cash, cash equivalents and marketable securities totaled $262.8 million as of March 31, 2020 and $280.9 million as of December 31, 2019. We had outstanding loan balances of $2.0 million as of March 31, 2020 and December 31, 2019.

The following table summarizes our sources and uses of cash for the period presented:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(16,950)	$(12,732)
Net cash provided by investing activities	42,495	38,374
Net cash provided by (used in) financing activities	1,350	(46)
Increase in cash and cash equivalents	$26,895	$25,596

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $16.9 million, primarily due to our net loss of $21.7 million, a reduction in accounts payable and accrued expenses of $2.7 million, and a reduction in deferred revenue of $2.2 million, partially offset by non-cash charges of $7.2 million and a decrease in other receivables and prepaid expenses of $2.6 million. Non-cash charges were primarily stock compensation expense of $6.1 million and depreciation and amortization of $0.6 million.

Net cash used in operating activities for the three months ended March 31, 2019 was $12.7 million, primarily due to our net loss of $14.4 million, a reduction in deferred revenue of $4.0 million, and a decrease in accounts payable and accrued expenses of $2.8 million, partially offset by non-cash charges of $5.6 million and the receipt of $2.8 million in collaboration partner payments. The reduction in deferred revenue was due to revenue recognized in the period. Non-cash charges were primarily stock compensation expense of $5.2 million and depreciation and amortization of $0.2 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2020 was $42.5 million, attributable to the maturities of marketable securities in excess of new purchases of marketable securities of $43.9 million, partially offset by purchases of property and equipment of $1.4 million.

Net cash provided by investing activities for the three months ended March 31, 2019 was $38.4 million, attributable to the maturities of marketable securities in excess of new purchases of marketable securities of $38.8 million, partially offset by purchases of property and equipment of $0.4 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 of $1.3 million was attributable to the proceeds from the exercise of stock options.

Net cash used in financing activities for the three months ended March 31, 2019 of $0.1 million was attributable to payments on our long-term debt.

Funding Requirements

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. In addition, we expect to continue to incur additional costs associated with operating as a public company.

Specifically, we anticipate that our expenses will increase substantially if and as we:

•	continue a Phase 1/2 clinical trial of our product candidate, ARV-110, in men with mCRPC;
•	continue a Phase 1/2 clinical trial of our product candidate, ARV-471, in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer;
•	apply our PROTAC platform to advance additional product candidates into preclinical and clinical development;

•	expand the capabilities of our PROTAC platform;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional development, including clinical and regulatory, and scientific personnel; and
•

add operational, financial and management information systems and personnel to support our research, product development and future commercialization efforts and support our operations as a public company.

As of March 31, 2020, we had $262.8 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities as of March 31, 2020 will enable us to fund our planned operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our Phase 1/2 clinical trial for ARV-110 and our Phase 1/2 clinical trial for ARV-471 and any future clinical development of ARV-110 and ARV-471;
•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•	the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurodegenerative research programs;
•	the success of our collaborations with Pfizer, Genentech and Bayer;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

In June 2018, we entered into an additional Assistance Agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. Under the terms of the 2018 Assistance Agreement, we borrowed from the State of Connecticut the maximum amount of $2.0 million in September 2018. The funding cannot exceed more than 50% of the total costs of the expansion and renovation. Borrowings under the 2018 Assistance Agreement bear an interest rate of 3.25% per annum and interest payments are required for the first 60 months from the funding date. Interest expense related to the Assistance Agreement is expected to be $65,000 annually for the first five years. Thereafter, the loan begins to fully amortize through month 120, maturing in September 2028. Up to $1.0 million of the funding can be forgiven if we meet certain employment conditions. We may be required to prepay a portion of the loan if the employment conditions are not met. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Interest income earned on these assets was $1.3 million and $1.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At March 31, 2020, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk. A 1% change in interest rates could affect our interest income by $0.5 million in a quarter based on the balance of our marketable securities at March 31, 2020. Our outstanding debt was $2.0 million as of March 31, 2020 and December 31, 2019, respectively, and carries a fixed interest rate of 3.25% per annum.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Financial Position and Need For Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.

Our net loss was $21.7 million for the three months ended March 31, 2020, $70.3 million for the year ended December 31, 2019 and $41.5 million for the year ended December 31, 2018. As of March 31, 2020, we had an accumulated deficit of $394.3 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. We are still in the early stages of development of our product candidates and initiated our first clinical trial in the first quarter of 2019, and a second clinical trial in the third quarter of 2019. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue a Phase 1/2 clinical trial of our product candidate ARV-110 in men with metastatic castration-resistant prostate cancer, or mCRPC;
•	continue a Phase 1/2 clinical trial of our product candidate ARV-471 in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer;
•	apply our PROTAC platform to advance additional product candidates into preclinical and clinical development;
•	expand the capabilities of our PROTAC platform;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional development, including clinical and regulatory, and scientific personnel; and
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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our Phase 1/2 clinical trial of ARV-110 and our Phase 1/2 clinical trial of ARV-471, advance our other oncology and neurodegenerative programs and continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We had cash, cash equivalents and marketable securities of approximately $262.8 million as of March 31, 2020 and $280.9 million as of December 31, 2019. We believe that our cash, cash equivalents and marketable securities as of March 31, 2020 will enable us to fund our planned operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our Phase 1/2 clinical trial for ARV-110 and our Phase 1/2 clinical trial for ARV-471 and any future clinical development of ARV-110 and ARV-471;
•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•	the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurodegenerative research programs;
•	the success of our collaborations with Pfizer, Inc., or Pfizer, Genentech, Inc. and F. Hoffman-LaRoche Ltd., collectively referred to as Genentech, and Bayer AG, or Bayer;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and conducting early-stage clinical trials. In March 2019, we initiated our first Phase 1 clinical trial for a product candidate, ARV-110, and in August 2019, we initiated our Phase 1 clinical trial of our product candidate ARV-471. All of our other product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to initiate and complete current or future preclinical studies or clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and complete preclinical studies or clinical trials including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We and our CROs and CMOs, may face disruptions related to our ongoing clinical trials or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites, including delays related to site staffing. For example, production of certain building blocks for the drug substance used in the manufacture of ARV-471 were delayed at one of our China-based manufacturers. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017, or the TCJA, that significantly revised the U.S. Internal Revenue Code of 1986, as amended, or the Code. The TCJA contains, among other things, significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions.  In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA.  It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2019, we had federal net operating loss carryforwards of $103.5 million and federal research and development tax credit carryforwards of $5.1 million. To the extent they expire unused, these net operating loss and tax credit carryforwards will not be available to offset our future income tax liabilities.

In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe our federal net operating losses are subject to an annual limitation as a result of changes in the Company’s ownership, as defined by Code Section 382, in November 2019. Notwithstanding the limitations, we expect the federal net operating losses to be fully available under Section 382 within the next two years, subject to any other limitations under the Code. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities.  As described above in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes.

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

•

unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as the COVID-19 pandemic, in or around the countries in which we conduct our clinical trials, could delay the commencement or rate of completion of our clinical trials;

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of early-stage clinical trials may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our ongoing early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of the dose-escalation portion of our Phase 1/2 clinical trial of ARV-110 and our Phase 1/2 clinical trial of ARV-471 may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our current or future clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, the initial safety, tolerability and pharmacokinetic data that we have disclosed in connection with our ongoing Phase 1/2 clinical trials of ARV-110 and ARV-471 may not be indicative of the full results of those trials obtained upon completion. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects.

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

In April 2020, we announced that, as a result of the COVID-19 pandemic, two trial sites for our ongoing Phase 1/2 clinical trial of ARV-110 had publicly announced pauses in patient enrollment for clinical trials, including our trials.  In addition, one trial site for our ongoing Phase 1/2 clinical trial of ARV-471 had a pause in patient enrollment for clinical trials, including our trial. While the pause at one ARV-471 trial site has already been lifted, we may nonetheless face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the outbreak.

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

We intend to conduct a Phase 1b clinical trial with ARV-471 for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer for use in combination with other therapies that are currently approved for the treatment of patients with breast cancer, including a CDK 4/6 inhibitor, such as palbociclib, once a recommended dose is identified from the dose-escalation portion of the ARV-471 Phase 1/2 clinical trial. We did not develop or obtain marketing approval for, nor do we manufacture or sell, any of the currently approved drugs that we may study in combination with ARV-471. If the FDA or similar regulatory authorities outside of the United States revoke their approval of the drug or drugs in combination with which we determine to develop ARV-471, we will not be able to market ARV-471 in combination with such revoked drugs.

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

We are aware of several biotechnology companies focused on developing chimeric small molecules for protein degradation including C4 Therapeutics, Inc., Cullgen Inc., Kymera Therapeutics, Inc. and Nurix Therapeutics, Inc., all of which are currently in preclinical development. Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including AbbVie, Amgen Inc., AstraZeneca plc, Boehringer Ingelheim, Bristol-Myers Squibb Company, GlaxoSmithKline plc, Genentech and Novartis International AG.

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

Our set of arrangements with Yale University, or Yale, provides us with access to certain of Yale’s intellectual property and to Professor Craig Crews’ laboratory in a manner that we believe closely aligns our scientific interests with those of Yale. We are a party to both a license agreement and a sponsored research agreement with Yale. While Yale has contractual obligations to us, it is an independent entity and is not under our control or the control of our officers or directors. The license agreement is structured to provide Yale with license maintenance fees, development and regulatory milestone payments, royalties on net sales of products, and a portion of sublicense income that we receive on the first licensed product thereunder. Upon the scheduled expiration of the Yale research agreement in April 2021, Yale may decide not to renew it, or may require us to renew on terms less favorable to us than those contained in the existing agreement. Furthermore, either we or Yale may terminate the research agreement for convenience following a specified notice period. If Yale decides to not renew or to terminate the Yale research agreement or decides to devote fewer resources to such activities, our research efforts would be diminished, while our royalty obligations to Yale would continue unmodified, which could have a material adverse effect on our business and financial condition.

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

We rely and expect to continue to rely on third-party CROs to conduct our Phase 1/2 clinical trial program for ARV-110, our Phase 1/2 clinical trial program for ARV-471 and any other clinical trials and currently do not plan to independently conduct any clinical trials of ARV-110 and ARV-471 or of our other product candidates. Agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on third-party CMOs for both drug substance and finished drug product as well as the building blocks used to manufacture drug substance. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. Some of our manufacturers are based outside of the United States, including some of the manufacturers of the building blocks for our drug substance which are based in China. As a result of the COVID-19 pandemic, there has been an increased risk of supply interruption with our manufacturers and production of certain building blocks for the drug substance used in the manufacture of ARV-471 has been delayed at one of our China-based manufacturers. While we do not currently anticipate that this production delay will delay the overall clinical development of our product candidates, circumstances could arise where this production delay could worsen, or other delays in the manufacture of building blocks, drug substance or drug products for our product candidates could arise, which could have a material adverse effect on our clinical development.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators.  In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States.  The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though CCPA does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with such requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data.  The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.  Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws.  Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

We are highly dependent on the research, development and clinical expertise of our management and scientific teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We also benefit from the research expertise of Professor Crews, our scientific founder and Chief Scientific Advisor. Although we have entered into a consulting agreement with Professor Crews, he may terminate his relationship with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3 which allows us to offer and sell registered common stock, preferred stock, debt securities, depositary shares, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In October 2019, we entered into an Equity Distribution Agreement, or Distribution Agreement, with Piper Sandler Companies, formerly Piper Jaffray & Co., or Piper Sandler, pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $100.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at the market” offerings. In November 2019, we completed a follow-on offering of common stock, which resulted in 5,227,273 shares of common stock being sold under the universal shelf registration statement.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by Piper Sandler pursuant to the Distribution Agreement, under our universal shelf registration statement or otherwise could also dilute our stockholders.

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

Pursuant to Section 404 of Sarbanes-Oxley, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting beginning with our most recent annual report. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets and restrict our future access to the capital markets due to a loss of confidence in the reliability of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not issue any securities that were not registered under the Securities Act during the three months ended March 31, 2020.

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

As of March 31, 2020, we had used approximately $78.1 million of the net offering proceeds, primarily to fund the advancement of our androgen receptor program and estrogen receptor program, as well as for working capital and general corporate purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours. We have invested the remaining net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 27, 2018.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on October 1, 2018).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on October 1, 2018).

10.1*	Employment Agreement between the Registrant and Ronald Peck, M.D., dated July 18, 2019.

10.2

Fourth Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated January 31, 2020 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 16, 2020).

10.3

First Amendment to Lease between Arvinas Operations, Inc. and Science Park Development Corporation, dated February 27, 2020 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 16, 2020).

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

Arvinas, Inc.

Date: April 28, 2020	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2020	By:	/s/ Sean Cassidy
Sean Cassidy
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)