Form 10-Q
period 2020-06-30
ARVINAS, INC.
filed 2020-08-04
CIK 1655759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 24, 2020, the registrant had 39,237,530 shares of common stock, $0.001 par value per share, outstanding.

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

•	our plans to pursue research and development of other product candidates;
•	the potential advantages of our platform technology and our product candidates;
•	the extent to which our scientific approach and platform technology may potentially address a broad range of diseases;
•	the potential benefits of our arrangements with Yale University and Professor Crews;
•	the potential receipt of revenue from future sales of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our product candidates;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our sales, marketing and distribution capabilities and strategy;
•	our ability to establish and maintain arrangements for manufacture of our product candidates;
•	the potential achievement of milestones and receipt of payments under our collaborations;
•	our ability to enter into additional collaborations with third parties;
•	our intellectual property position;
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•	the impact of COVID-19 on our business and operations;
•	the impact of government laws and regulations; and
•	our competitive position.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Arvinas, INC. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$21,593,656	$9,211,057
Marketable securities	221,103,306	271,661,456
Other receivables	3,564,317	6,280,828
Prepaid expenses and other current assets	3,320,609	3,727,294
Total current assets	249,581,888	290,880,635
Property, equipment and leasehold improvements, net	10,541,408	8,455,411
Operating lease right of use assets	2,429,500	2,278,623
Other assets	28,777	26,757
Total assets	$262,581,573	$301,641,426
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,429,757	$4,556,827
Accrued expenses	7,404,460	7,602,904
Deferred revenue	22,964,819	19,979,525
Current portion of operating lease liability	920,765	673,896
Total current liabilities	33,719,801	32,813,152
Deferred revenue	27,489,590	38,427,882
Long term debt	2,000,000	2,000,000
Operating lease liability	1,590,758	1,714,111
Total liabilities	64,800,149	74,955,145
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 38,825,190 and 38,461,353 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	38,825	38,461
Accumulated deficit	(419,522,556)	(372,556,846)
Additional paid-in capital	615,601,031	599,097,090
Accumulated other comprehensive income	1,664,124	107,576
Total stockholders’ equity	197,781,424	226,686,281
Total liabilities and stockholders’ equity	$262,581,573	$301,641,426

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

Condensed Consolidated Statements of Operations	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$5,747,681	$4,016,489	$11,987,309	$8,032,979
Operating expenses:
Research and development	23,416,090	16,000,638	45,142,776	30,190,996
General and administrative	8,815,474	6,440,779	16,740,479	12,081,409
Total operating expenses	32,231,564	22,441,417	61,883,255	42,272,405
Income (loss) from operations	(26,483,883)	(18,424,928)	(49,895,946)	(34,239,426)
Other income (expenses)
Other income, net	307,743	191,729	697,752	434,850
Interest income	965,851	1,091,331	2,264,984	2,281,853
Interest expense	(16,250)	(22,778)	(32,500)	(46,416)
Total other income	1,257,344	1,260,282	2,930,236	2,670,287
Net loss	(25,226,539)	(17,164,646)	(46,965,710)	(31,569,139)
Net loss per common share, basic and diluted	$(0.65)	$(0.55)	$(1.22)	$(1.01)
Weighted average common shares outstanding, basic and diluted	38,739,922	31,440,051	38,644,209	31,408,658

Condensed Consolidated Statements of Comprehensive Loss	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(25,226,539)	$(17,164,646)	$(46,965,710)	$(31,569,139)
Other comprehensive income:
Unrealized gain on available-for-sale securities	2,266,738	220,119	1,556,548	517,873
Comprehensive loss	$(22,959,801)	$(16,944,527)	$(45,409,162)	$(31,051,266)

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
				Additional	Other	Total
	Common		Accumulated	Paid-in	Comprehensive	Stockholders'
	Shares	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at March 31, 2019	31,368,864	$31,369	$(316,669,112)	$444,295,404	$80,031	$127,737,692
Stock-based compensation	—	—	—	5,312,607	—	5,312,607
Net loss	—	—	(17,164,646)	—	—	(17,164,646)
Restricted stock vesting	129,642	130	—	(130)	—	—
Exercise of stock options	24,968	25	—	399,463	—	399,488
Unrealized gain on available-for -sale securities	—	—	—	—	220,119	220,119
Balance at June 30, 2019	31,523,474	$31,524	$(333,833,758)	$450,007,344	$300,150	$116,505,260
Balance at March 31, 2020	38,672,433	$38,672	$(394,296,017)	$606,567,072	$(602,614)	$211,707,113
Stock-based compensation	—	—	—	7,754,959	—	7,754,959
Net loss	—	—	(25,226,539)	—	—	(25,226,539)
Restricted stock vesting	84,177	84	—	(84)	—	—
Exercise of stock options	68,580	69	—	1,279,084	—	1,279,153
Unrealized gain on available-for -sale securities	—	—	—	—	2,266,738	2,266,738
Balance at June 30, 2020	38,825,190	$38,825	$(419,522,556)	$615,601,031	$1,664,124	$197,781,424

					Accumulated
				Additional	Other	Total
	Common		Accumulated	Paid-in	Comprehensive	Stockholders'
	Shares	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at December 31, 2018	31,235,458	$31,236	$(302,264,619)	$439,118,089	$(217,723)	$136,666,983
Stock-based compensation	—	—	—	10,490,055	—	10,490,055
Net loss	—	—	(31,569,139)	—	—	(31,569,139)
Restricted stock vesting	263,048	263	—	(263)	—	—
Exercise of stock options	24,968	25	—	399,463	—	399,488
Unrealized gain on available-for -sale securities	—	—	—	—	517,873	517,873
Balance at June 30, 2019	31,523,474	$31,524	$(333,833,758)	$450,007,344	$300,150	$116,505,260
Balance at December 31, 2019	38,461,353	$38,461	$(372,556,846)	$599,097,090	$107,576	$226,686,281
Stock-based compensation	—	—	—	13,874,670	—	13,874,670
Net loss	—	—	(46,965,710)	—	—	(46,965,710)
Restricted stock vesting	212,909	213	—	(213)	—	—
Exercise of stock options	150,928	151	—	2,629,484	—	2,629,635
Unrealized gain on available-for -sale securities	—	—	—	—	1,556,548	1,556,548
Balance at June 30, 2020	38,825,190	$38,825	$(419,522,556)	$615,601,031	$1,664,124	$197,781,424

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(46,965,710)	$(31,569,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	8,982
Depreciation and amortization	1,252,573	556,619
Net accretion of bond discounts/premiums	823,694	(88,852)
Amortization of right to use assets	395,735	366,610
Stock-based compensation	13,874,670	10,490,055
Changes in operating assets and liabilities:
Account receivable	—	2,775,831
Other receivables	2,716,511	853,881
Prepaid expenses and other current assets	404,665	(17,534)
Accounts payable	(2,279,547)	(1,419,457)
Accrued expenses	(198,444)	(2,302)
Deferred revenue	(7,952,998)	(8,032,978)
Operating lease liabilities	(423,096)	(223,168)
Net cash used in operating activities	(38,351,947)	(26,301,452)
Cash flows from investing activities:
Purchase of marketable securities	(41,196,165)	(37,852,640)
Maturities of marketable securities	88,253,053	75,266,000
Sales of marketable securities	4,234,116	—
Purchase of property, equipment and leasehold improvements	(3,186,093)	(3,267,330)
Net cash provided by investing activities	48,104,911	34,146,030
Cash flows from financing activities:
Repayments of long-term debt	—	(91,944)
Proceeds from exercise of stock options	2,629,635	399,488
Net cash provided by financing activities	2,629,635	307,544
Net increase in cash and cash equivalents	12,382,599	8,152,122
Cash and cash equivalents, beginning of the period	9,211,057	3,190,056
Cash and cash equivalents, end of the period	$21,593,656	$11,342,178
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$152,477	$72,744
Cash paid for interest	$32,500	$37,434

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served.  The Company has instated some and may take additional precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company temporarily shut down its laboratories in mid-March 2020 but has now reopened its laboratories as well as initiated work with biology contract research organizations (CROs). The Company’s office-based employees continue to work remotely. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance its preclinical pipeline.

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

During the three months ended June 30, 2020, there were no changes to the Company’s significant accounting policies as described in Note 2 to the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

3. Research Collaboration and License Agreements

In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (Bayer Collaboration Agreement) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras, or PROTAC® targeted protein degraders, that mediate for degradation of target proteins (Targets), using the Company’s proprietary platform technology, which Targets will be selected by Bayer AG, subject to certain exclusions and limitations.  The Bayer Collaboration Agreement became effective in July 2019. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license and a $1.5 million payment to fund research activities. Bayer is committed to fund an additional $10.5 million through 2022, of which $3.0 million was received in March 2020. These payments are being recognized over the total estimated period of performance. The Company is also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, the Company is eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

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

Information about contract liabilities, which are recorded as deferred revenue on the condensed consolidated balance sheets, is as follows:

	June 30,	December 31,
	2020	2019
Contract liabilities	$50,454,409	$58,407,407
Revenues recognized in the period from
Amounts included in deferred revenue in previous periods	$11,364,763	$14,335,188

Changes in deferred revenue from December 31, 2019 to June 30, 2020 were due to additions to deferred revenue of $4.0 million related to the Bayer Collaboration Agreement and Pfizer Collaboration Agreement and $12.0 million of revenue recognized on the research collaboration and license agreements.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2020 was $50.5 million, which is expected to be recognized as revenue for the years ending December 31 are (in millions):

Remainder of 2020	11.5
2021	20.2
2022	14.0
2023	4.8
$50.5

4. Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. ASC 825, Financial Instruments, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The Company’s principal financial instruments comprise cash, marketable securities, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of all financial instruments approximates fair value. The three levels of valuation hierarchy are defined as follows:

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

The following is a summary of the Company’s available-for-sale securities as of June 30, 2020 and December 31, 2019:

June 30, 2020			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2020-2021	$155,598,858	$1,212,490	$(466)	$156,810,882
Corporate bonds	2021-2022	63,840,324	459,112	(7,012)	64,292,424
		$219,439,182	$1,671,602	$(7,478)	$221,103,306

December 31, 2019			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2020	$145,359,876	$49,722	$—	$145,409,598
Corporate bonds	2021	126,194,004	57,854	—	126,251,858
		$271,553,880	$107,576	$—	$271,661,456

The following tables summarize the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis:

June 30, 2020
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$221,103,306	$—	$221,103,306

December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$271,661,456	$—	$271,661,456

5. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following at:

	June 30, 2020	December 31, 2019
Laboratory equipment	$9,604,247	$8,045,179
Office equipment	1,214,695	865,888
Leasehold improvements	4,229,260	2,809,205
Total	15,048,202	11,720,272
Less: accumulated depreciation and amortization	(4,506,794)	(3,264,861)
Property, equipment and leasehold improvements, net	$10,541,408	$8,455,411

Depreciation and amortization expense totaled $635,104 and $310,461 for the three months ended June 30, 2020 and 2019, respectively, and $1,252,573 and $556,619 for the six months ended June 30, 2020 and 2019, respectively.

6. Right to Use Assets and Liabilities

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in the condensed consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate ranges from 4.0-6.6%. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Some of the Company’s leases include options to extend or terminate the lease. The Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option.

The Company has operating leases for its corporate office and certain equipment, which expire no later than December 31, 2022. The leases have a weighted average remaining term of 2.4 years. Maturities of lease liabilities for the years ending December 31 are:

Remainder of 2020	$467,005
2021	1,117,803
2022	1,101,185
Total lease payments	2,685,993
Less: imputed interest	(174,470)
Total	$2,511,523

The operating lease cost totaled $262,323 and $219,759 for the three months ended June 30, 2020 and 2019, respectively, and $469,430 and $431,268 for the six months ended June 30, 2020 and 2019, respectively. The operating cash flows used for operating leases totaled $236,272 and $130,145 for the three months ended June 30, 2020 and 2019, respectively, and $423,096 and $223,168 for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company obtained ROU assets in exchange for new lease obligations of $546,612 and $366,316, respectively. The amortization of the ROU assets totaled $225,831 and $186,212 for the three months ended June 30, 2020 and 2019, respectively, and $395,735 and $366,610 for the six months ended June 30, 2020 and 2019, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following at:

	June 30, 2020	December 31, 2019
Employee expenses	$2,977,883	$5,810,723
Research and development expenses	3,473,727	1,186,935
Professional fees and other	952,850	605,246
	$7,404,460	$7,602,904

8. Long-Term Debt

In August 2013, the Company entered into a Loan Agreement (Loan) and a Stock Subscription Warrant, with Connecticut Innovations, Incorporated (CII). Under the Loan, the Company could draw up to $750,000 for the purpose of purchasing laboratory equipment, information technology equipment and leasehold improvements. Leasehold improvements were limited to $100,000. Interest on the Loan was compounded on a monthly basis at a rate of 7.50% per annum and was required to be paid on a monthly basis beginning on the date of the first draw of funds for 10 months, then with principal payments beginning on June 1, 2015 and payable monthly until the maturity date of July 31, 2019. The Company had the ability to prepay the amount due at any time prior to the maturity date without premium or penalty. The Loan was secured by substantially all of the Company’s assets. The Company paid the loan in full in July 2019. Interest expense recorded related to the amortization of the debt discount in the six months ended June 30, 2019 was $6,180.

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

During the three months ended June 30, 2020 and 2019, interest expense was $16,250 and $22,778, respectively. During the six months ended June 30, 2020 and 2019, interest expense was $32,500 and $46,416, respectively.

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

During the six months ended June 30, 2020, the Company recognized compensation expense of $13,874,670 relating to the issuance of incentive awards, and at June 30, 2020, there was $34,582,291 of compensation expense that is expected to be amortized over a weighted average period of approximately two years.

The fair value of the stock options granted during the six months ended June 30, 2020 was determined using the Black-Scholes option pricing model with the following assumptions:

June 30, 2020
Expected volatility	70.3-74.7%
Expected term (years)	5.5-7.0
Risk free interest rate	0.3-1.6%
Expected dividend yield	0%
Exercise price	$31.95-50.00

Given the Company’s common stock has not been trading for a sufficient period of time, the Company utilizes a collection of volatilities of peer companies to estimate the expected volatility of its common stock. The expected term is calculated utilizing the simplified method.

The following table provides a summary of the restricted stock grant activity under the Incentive Plan during the six months ended June 30, 2020. These amounts include restricted stock granted to employees, directors and consultants.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at December 31, 2019	576,074	$16.00
Vested	(171,573)	$16.00
Forfeited	(11,544)	$16.00
Unvested restricted stock at June 30, 2020	392,957	$16.00

The following table provides a summary of the stock option activity under the 2018 Plan during the six months ended June 30, 2020. These amounts include stock options granted to employees, directors and consultants.

	Options	Weighted Average Fair Value
Outstanding at December 31, 2019	3,432,198	$11.32
Granted	1,276,242	$28.70
Exercised	(150,928)	$10.71
Forfeited	(62,882)	$16.46
Outstanding at June 30, 2020	4,494,630	$16.21
Exercisable at June 30, 2020	1,508,016	$10.66

The following table provides a summary of the restricted stock unit activity under the 2018 Plan during the six months ended June 30, 2020. These amounts include restricted stock units granted to employees.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2019	181,372	$20.00
Vested	(41,336)	$19.36
Forfeited	(2,977)	$19.36
Unvested restricted stock units at June 30, 2020	137,059	$20.21

At June 30, 2020, there were 350,060 restricted shares under the Incentive Plan, 4,127,670 stock options under the 2018 Plan, and 110,713 restricted stock units under the 2018 Plan that vested and are expected to vest.

10. Income Taxes

The Company’s effective tax rate was 0.0% for the three and six months ended June 30, 2020 and 2019. The primary reconciling items between the federal statutory rate of 21.0% for the three and six months ended June 30, 2020 and 2019 and the Company’s overall effective tax rate of 0.0% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.

Valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.

The Company is subject to tax in the U.S. Federal jurisdiction and the states of Connecticut and Massachusetts. The Company pays franchise tax in the states mentioned above due to its loss position. As a result, there is no state income tax provision recorded for the three and six months ended June 30, 2020 and 2019.

11. Net Loss Per Common Share

Basic and diluted loss per common share were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(25,226,539)	$(17,164,646)	$(46,965,710)	$(31,569,139)
Weighted average number of common shares outstanding, basic and diluted	38,739,922	31,440,051	38,644,209	31,408,658
Net loss per common share	$(0.65)	$(0.55)	$(1.22)	$(1.01)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per common share as the effect would be to reduce the net loss per common share. The following common share equivalents have been excluded from the calculations of diluted loss per common share because their inclusion would have been antidilutive for the periods presented above :

	2020	2019
Stock options	4,494,630	3,404,406
Restricted stock	392,957	822,677
Restricted stock units	137,059	176,841
	5,024,646	4,403,924

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

The Company will also provide to Oerth compensated research and development services and administrative services through a separate agreement. The services rendered by the Company during the three and six months ended June 30, 2020 and 2019 were insignificant.

Total operating expenses and net loss of Oerth for the three months ended June 30, 2020 was $1.4 million. Total operating expenses and net loss of Oerth for the six months ended June 30, 2020 was $2.6 million.

The Company’s initial investment in Oerth was $49.4 million which represented the fair value of shares received in exchange for the contribution of the license. The elimination of the intra-entity profit component of the revenue resulted in a reduction in the balance of the investment in Oerth, bringing its initial carrying value of the investment to $24.7 million. After recognition of its proportionate share of Oerth’s losses for the period, the carrying value of the investment is now $0 and, as a result, no additional losses were recorded against the carrying value of the investment during the three and six months ended June 30, 2020.

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

Our two lead product candidates are ARV-110 and ARV-471. We are developing ARV-110, a PROTAC protein degrader targeting the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. We initiated a Phase 1 clinical trial of ARV-110 in March 2019. We are also developing ARV-471, a PROTAC protein degrader targeting the estrogen receptor protein, or ER, for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We initiated a Phase 1 clinical trial for ARV-471 in August 2019. In the fourth quarter of 2019 and the first quarter of 2020, we amended the protocols for each of our Phase 1 clinical trials for ARV-110 and ARV-471, respectively, to include the Phase 2 expansion cohorts.

In October 2019, we announced initial safety, tolerability and pharmacokinetic data from the ongoing dose escalation portion of the Phase 1/2 clinical trial for each of ARV-110 and ARV-471. And in May 2020, we announced updated data from the Phase 1/2 clinical trial for ARV-110 and provided an interim update on our progress with ARV-471.

The initial data from the October 2019 announcement regarding the Phase 1/2 clinical trials showed dose proportionality for ARV-110 and that exposures of both ARV-110 and ARV-471 have reached levels associated with tumor growth inhibition in preclinical studies. In addition, the data disclosed in October 2019 for both ARV-110 and ARV-471 showed that each dose tested had been well tolerated and that no dose-limiting toxicities and no grade 2, 3, or 4 related adverse events had been observed.

The data from the May 2020 announcement regarding the dose escalation portion of our Phase 1/2 clinical trial of ARV-110 showed evidence of in-tumor AR reduction. As of the April 20, 2020 data cut-off, 20 patients were evaluable for prostate-specific antigen, or PSA, response, including 12 patients treated at 140 mg or higher. These 12 patients exclude one patient who received two weeks of therapy prior to discontinuing due to a rosuvastatin-related dose limiting toxicity.

Of the 12 patients treated at 140 mg and above, circulating tumor DNA analysis of five patients showed AR forms (L702H point mutations and AR-V7 splice variants) not degradable by ARV-110 in preclinical studies. In the group of seven remaining patients who had degradable forms of AR (other AR point mutations, AR amplification and wildtype AR), two patients achieved confirmed PSA responses that remained ongoing.

One of these patients had a 74% decline from baseline in PSA and remained without progression after 30 weeks, as of the data cut-off. This patient did not have measurable disease at baseline for assessment by Response Evaluation Criteria in Solid Tumors, or RECIST, a standardized set of rules for response assessment based on tumor shrinkage. The second patient had both a deep PSA response (97% decline from baseline) and a confirmed partial RECIST response (80% decrease from baseline in tumor mass) and remains without progression after 18 weeks, as of the data cut-off. Both responses, which were in patients at the 140 mg dose, were achieved by ARV-110 despite prior treatment with enzalutamide, abiraterone, chemotherapy and other therapies. Tumors from both patients have H875Y and T878A point mutations in AR, which are known to drive resistance to current standard of care treatments and have been degraded by ARV-110 in preclinical studies. In addition to these two patients, PSA reductions were observed in other patients but did not meet a 50% reduction in PSA threshold at data cutoff, and four patients remained on ARV-110 without radiographic progression for at least 20 weeks.

A potential drug-drug interaction between ARV-110 and rosuvastatin, or ROS, was identified during the trial. Of the 22 patients enrolled, two had concurrent use of ROS. One patient receiving 280 mg ARV-110 experienced a Grade 4 dose-limiting toxicity of elevated aspartate transaminase/alanine transaminase, or AST/ALT, liver enzymes followed by acute renal failure. The second patient, receiving 70 mg ARV-110, experienced a Grade 3 AST/ALT elevation, which resolved after the removal of ROS, and the patient was retreated with ARV-110. Follow-up exploratory findings indicate that ROS concentrations, but not ARV-110 concentrations, were elevated in both patients who had liver function test increases. Subsequent in vitro transport pump studies indicate that ARV-110 inhibits breast cancer resistant pump transporter, of which ROS is a substrate. Following the initial data that supported a potential interaction with ROS, concomitant use of ROS was precluded, and as of the cut-off date no other ARV-110 related Grade 3 or 4 adverse events had been reported. Six other patients had, as of the data cut-off date, received concomitant non-ROS statins without AST/ALT adverse events.

The data from the May 2020 announcement regarding the Phase 1/2 clinical trial of ARV-471 reported that no dose limiting toxicities had been observed, that the pharmacokinetics of ARV-471 had been generally dose proportional, and that we had seen early evidence of ER degradation in the clinical trial.

Dose escalation for each of the Phase 1/2 clinical trials continues and both trials are currently ongoing. We expect to share additional clinical data from the dose escalation of the Phase 1/2 trials of ARV-110 and ARV-471 in the fourth quarter of 2020.

A novel strain of coronavirus, or COVID-19, was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served.  We have instated some and may take additional precautionary measures intended to help ensure our employees well-being and minimize business disruption. We temporarily shut down our laboratories in mid-March 2020 but have now reopened our laboratories as well as initiated work with biology contract research organizations, or CROs. Our office-based employees continue to work remotely. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on our results of operations and financial position as of June 30, 2020. The full extent of the future impacts of COVID-19 on our operations is uncertain. A prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance our preclinical pipeline.

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and conducting early-stage clinical trials. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Through June 30, 2020, we raised approximately $388.1 million in gross proceeds from the sale of common stock, the exercise of stock options, and the sale of Series A, Series B and Series C convertible preferred units, and had received an aggregate of $116.4 million in payments from collaboration partners, grant funding and partially forgivable loans from the State of Connecticut.

We are a clinical-stage company. ARV-110 and ARV-471 are each in a Phase 1/2 clinical trial and our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net loss was $47.0 million for the six months ended June 30, 2020, $70.3 million for the year ended December 31, 2019 and $41.5 million for the year ended December 31, 2018. As of June 30, 2020, we had an accumulated deficit of $419.5 million.

Our total operating expenses were $61.9 million for the six months ended June 30, 2020, $94.5 million for the year ended December 31, 2019 and $58.1 million for the year ended December 31, 2018. We anticipate that our expenses will increase substantially due to costs associated with our anticipated clinical activities for ARV-110 and ARV-471, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical operations, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our preclinical studies and clinical trials, as well as other associated costs including the management of our intellectual property portfolio.

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

In the year ended December 31, 2018, we received an aggregate of $28.0 million in upfront payments and certain additional payments under the terms of the Pfizer Collaboration Agreement. We are also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all Targets under the agreement. In the six months ended June 30, 2020 and the year ended December 31, 2019, we received an aggregate of $1.0 million and $4.0 million, respectively, for option and substitution target payments under the agreement. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated Targets under the agreement, as well as mid- to high-single digit tiered royalties based on sales of PROTAC targeted protein degrader-related products, which may be subject to reductions.

Bayer Collaboration Agreement

In June 2019, we entered into a collaboration agreement with Bayer AG, which we refer to as the Bayer Collaboration Agreement, setting forth our collaboration to identify or optimize PROTAC targeted protein degraders that mediate for degradation of Targets, using our proprietary platform technology, that are selected by Bayer, subject to certain exclusions and limitations.  The Bayer Collaboration Agreement became effective in July 2019.

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

Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront non-refundable payment of $17.5 million, plus an additional $1.5 million in research funding payments. Bayer is committed to fund an additional $10.5 million, of which $3.0 million was received in the six months ended June 30, 2020, in research funding payments through 2022, subject to potential increases if our costs for research activities exceed the research funding payments allocated to a Target and certain conditions are met. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

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

We typically use our employee and infrastructure resources across our development programs, and as such, do not track all our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for our AR program, ER program and all other platform and exploratory research and development costs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
AR program costs	$5,413	$3,093	$9,261	$5,949
ER program costs	2,570	1,605	6,692	3,399
Other research and development costs	15,433	11,303	29,190	20,843
Total research and development costs	$23,416	$16,001	$45,143	$30,191

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

Interest Income (Expense)

Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest income has increased in 2020 as we invest our excess cash from the proceeds of our public offerings. Interest expense consists of interest paid or accrued on our outstanding debt. Interest expense was approximately $32,500 and $46,000 for the six months ended June 30, 2020 and 2019, respectively. Interest expense has decreased in 2020 due to one loan being fully paid off in July 2019.

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

As of June 30, 2020, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes. Net operating loss carryforwards are generated from the C-corporation subsidiaries’ filings. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

Revenues

Revenues for the three months ended June 30, 2020 were $5.7 million, as compared to $4.0 million for the three months ended June 30, 2019. The increase in revenues of $1.7 million over the prior year is primarily due to the revenues related to the Bayer Collaboration Agreement, which was initiated in the third quarter of 2019, and an increase in license and rights to technology fees and research and development activities related to the Pfizer Collaboration Agreement.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2020 were $23.4 million, compared with $16.0 million for the three months ended June 30, 2019. The increase of $7.4 million was primarily due to an increase in our continued investment in our platform and exploratory programs of $4.1 million, expenses related to our AR program of $2.3 million and ER program of $1.0 million. The increase in spending over all of our programs was primarily due to increased personnel and personnel costs utilized across all of our programs of $3.3 million. Direct expenses related to our platform and exploratory targets increased by $0.8 million as we expanded the number of protein targets in the exploratory phase. Clinical trial and related drug manufacturing costs for our AR and ER programs increased by $4.0 million in 2020, partially offset by a decrease in lead optimization and IND-enabling costs for these programs of $0.7 million.

General and Administrative Expenses

General and administrative expenses were $8.8 million for the three months ended June 30, 2020, compared with $6.4 million for the three months ended June 30, 2019. The increase of $2.4 million was primarily due to an increase of personnel and facility related costs of $2.2 million, including $1.3 million related to stock compensation expense.

Other Income (Expenses)

Other income was $1.3 million for each of the three months ended June 30, 2020 and 2019. Other income was primarily related to interest income and refundable research and development credits from the State of Connecticut.

Comparison of Six Months Ended June 30, 2020 and 2019

Revenues

Revenues for the six months ended June 30, 2020 were $12.0 million, as compared with $8.0 million for the six months ended June 30, 2019. The increase in revenues of $4.0 million over the prior year is primarily due to the revenues related to the Bayer Collaboration Agreement, which was initiated in the third quarter of 2019, and an increase in license and rights to technology fees and research and development activities related to the Pfizer Collaboration Agreement.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2020 were $45.1 million, compared with $30.2 million for the six months ended June 30, 2019. The increase of $14.9 million was primarily due to an increase in our continued investment in our platform and exploratory programs of $8.3 million, expenses related to our ER program of $3.3 million and AR program of $3.3 million. The increase in spending over all of our programs was primarily due to increased personnel and personnel costs utilized across all of our programs of $5.9 million. Direct expenses related to our platform and exploratory targets increased by $2.4 million as we expanded the number of protein targets in the exploratory phase. Clinical trial and related drug manufacturing costs for our AR and ER programs increased by $8.2 million in 2020, partially offset by a decrease in lead optimization and IND-enabling costs for these programs of $1.6 million.

General and Administrative Expenses

General and administrative expenses were $16.7 million for the six months ended June 30, 2020, compared with $12.1 million for the six months ended June 30, 2019. The increase of $4.6 million was primarily due to an increase of personnel and facility related costs of $4.4 million, including $1.8 million related to stock compensation expense.

Other Income (Expenses)

Other income was $2.9 million for the six months ended June 30, 2020, compared with $2.7 million for the six months ended June 30, 2019. The increase of $0.2 million was primarily related to an increase in investment income and refundable research and development credits from the State of Connecticut.

Liquidity and Capital Resources

Sources of Liquidity

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Through June 30, 2020, we raised approximately $388.1 million in gross proceeds from the sale of common stock, and Series A, Series B and Series C convertible preferred units, and had received an aggregate of $116.4 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut. In October 2018, we completed our initial public offering in which we issued and sold an aggregate of 7,700,482 shares of common stock, including 200,482 additional shares of common stock upon the exercise in part by the underwriters of their option to purchase additional shares at a public offering price of $16.00 per share, for aggregate gross proceeds of $123.2 million before underwriting discounts and commissions and expenses. In July 2019, we sold 1,346,313 shares of common stock to Bayer AG for aggregate gross proceeds of $32.5 million. In November 2019, we completed a follow-on offering in which we issued 5,227,273 shares of common stock at a public offering price of $22.00 per share, for aggregate gross proceeds of $115.0 million before fees and expenses.

Cash Flows

Our cash, cash equivalents and marketable securities totaled $242.7 million as of June 30, 2020 and $280.9 million as of December 31, 2019. We had outstanding loan balances of $2.0 million as of June 30, 2020 and December 31, 2019.

The following table summarizes our sources and uses of cash for the period presented:

	For the Six Months Ended June 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(38,352)	$(26,301)
Net cash provided by investing activities	48,105	34,146
Net cash provided by financing activities	2,630	307
Increase in cash and cash equivalents	$12,383	$8,152

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $38.4 million, primarily due to our net loss of $47.0 million, a reduction in deferred revenue of $8.0 million, and a reduction in accounts payable and accrued expenses of $2.5 million, partially offset by non-cash charges of $16.3 million and a decrease in other receivables and prepaid expenses of $3.1 million. The reduction in deferred revenue was primarily due to $12.0 million of revenue recognized in the period, partially offset by $4.0 million in payments received from collaboration partners. Non-cash charges were primarily stock compensation expense of $13.9 million and depreciation and amortization of $1.3 million.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2020 was $48.1 million, attributable to the maturities and sales of marketable securities in excess of new purchases of marketable securities of $51.3 million, partially offset by purchases of property and equipment of $3.2 million.

Net cash provided by investing activities for the six months ended June 30, 2019 was $34.1 million, attributable to the maturities of marketable securities in excess of new purchases of marketable securities of $37.4 million, partially offset by purchases of property and equipment of $3.3 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 of $2.6 million was attributable to the proceeds from the exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2019 of $0.3 million was attributable to the proceeds from the exercise of stock options, partially offset by payments on our long-term debt.

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

As of June 30, 2020, we had $242.7 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities as of June 30, 2020 will enable us to fund our planned operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Interest income earned on these assets was $2.3 million for each of the six months ended June 30, 2020 and 2019. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At June 30, 2020, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk. A 1% change in interest rates could affect our interest income by $0.5 million in a quarter based on the balance of our marketable securities at June 30, 2020. Our outstanding debt was $2.0 million as of each of June 30, 2020 and December 31, 2019 and carries a fixed interest rate of 3.25% per annum.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

Our net loss was $47.0 million for the six months ended June 30, 2020, $70.3 million for the year ended December 31, 2019 and $41.5 million for the year ended December 31, 2018. As of June 30, 2020, we had an accumulated deficit of $419.5 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. We are still in the early stages of development of our product candidates and initiated our first clinical trial in the first quarter of 2019, and a second clinical trial in the third quarter of 2019. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

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

We had cash, cash equivalents and marketable securities of approximately $242.7 million as of June 30, 2020 and $280.9 million as of December 31, 2019. We believe that our cash, cash equivalents and marketable securities as of June 30, 2020 will enable us to fund our planned operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and complete preclinical studies or clinical trials including disruptions at our facilities or disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. For example, our New Haven-based laboratories were closed for part of March through May 2020 which limited the biology work we could conduct for our early-stage research programs and increased our reliance on CROs. We and our CROs and CMOs, may face disruptions related to our ongoing clinical trials or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites, including delays related to site staffing. For example, in the first quarter of 2020, production of certain building blocks for the drug substance used in the manufacture of ARV-471 were delayed at one of our China-based manufacturers. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

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

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.

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

We initiated Phase 1 clinical development of our product candidates ARV-110 and ARV-471 in 2019. All of our other product candidates are in preclinical development.  The risk of failure for our product candidates is high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned Investigational New Drug Applications, or INDs, in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs.

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

•

unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as the COVID-19 pandemic, in or around the countries in which we conduct our clinical trials, could delay the commencement or timing of completion for our clinical trials;

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

Other than our recently initiated Phase 1/2 clinical trials of ARV-110 and ARV-471, we have not evaluated any product candidates in human clinical trials. Moreover, we are not aware of any clinical trials conducted by others involving chimeric small molecule targeted protein degraders, such as our PROTAC targeted protein degraders. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that our PROTAC technology will not cause undesirable side effects.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, the initial safety, tolerability and pharmacokinetic data that we have disclosed in connection with our ongoing Phase 1/2 clinical trials of ARV-110 and ARV-471 and the initial early efficacy data that we have disclosed in connection with our Phase 1/2 clinical trial of ARV-110 may not be indicative of the full results of those trials obtained upon completion. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we are conducting a Phase 1/2 clinical trial of ARV-110 for men with mCRPC and a Phase 1/2 clinical trial of ARV-471 for patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We cannot predict how difficult it will be to enroll patients for trials in these indications. Therefore, our ability to identify and enroll eligible patients for ARV-110 and ARV-471 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:

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

In April 2020, we announced that, as a result of the COVID-19 pandemic, two trial sites for our ongoing Phase 1/2 clinical trial of ARV-110 had publicly announced pauses in patient enrollment for clinical trials, including our trials.  In addition, one trial site for our ongoing Phase 1/2 clinical trial of ARV-471 had a pause in patient enrollment for clinical trials, including our trial. While the pauses at each of the trial sites have already been lifted, we may nonetheless face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the outbreak. For example, we experienced a short delay in the enrollment for one cohort of our ARV-471 trial as a result of screening slowdowns attributable to COVID-19.

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

We intend to conduct a Phase 1b clinical trial with ARV-471 for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer for use in combination with other therapies that are currently approved for the treatment of patients with breast cancer, including a CDK 4/6 inhibitor, such as palbociclib. We did not develop or obtain marketing approval for, nor do we manufacture or sell, any of the currently approved drugs that we may study in combination with ARV-471. If the FDA or similar regulatory authorities outside of the United States revoke their approval of the drug or drugs in combination with which we determine to develop ARV-471, we will not be able to market ARV-471 in combination with such revoked drugs.

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

We are aware of several biotechnology companies focused on developing chimeric small molecules for protein degradation including C4 Therapeutics, Inc., Cullgen Inc., Kymera Therapeutics, Inc. and Nurix Therapeutics, Inc., all of which are currently in preclinical development. Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including AbbVie, Amgen Inc., AstraZeneca plc, Boehringer Ingelheim, Bristol-Myers Squibb Company, GlaxoSmithKline plc, Genentech and Novartis International AG. Bristol-Myers Squibb Company has announced that it has commenced a Phase 1 clinical trial for an androgen receptor targeting protein degrader.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Some of our manufacturers are based outside of the United States, including the manufacturers of the building blocks for our drug substances which are based in China and India. As a result of the COVID-19 pandemic, there has been an increased risk of supply interruption with our manufacturers and, in the first quarter of 2020, the production of certain building blocks for the drug substance used in the manufacture of ARV-471 was delayed at one of our China-based manufacturers. While this production delay did not delay the overall clinical development of our product candidates, other delays in the manufacture of building blocks, drug substance or drug products for our product candidates could arise, which could have a material adverse effect on our clinical development.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

The Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. More recently, on October 9, 2019, President Trump issued another executive order (“Executive Order on Promoting the Rule of Law Through Improved Agency Guidance Documents”).  The order is meant to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for prescription drugs purchased through a pharmacy by the elderly and disabled and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2029 unless additional congressional action is taken. The CARES Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain marketing approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued such payments were owed to them. On April 27, 2020, however, the U.S. Supreme Court reversed the federal circuit decision upholding Congress’ denial of such risk corridor funding.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal.  The Trump Administration has represented to the US Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling.  To that end, on May 1, 2019, the Justice Department filed a brief asking the Court to strike down the entirety of the ACA.   Thereafter, on July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  In those arguments, the Trump Administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, however, the Court agreed to hear the case. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  For example, on May 11, 2018, the Administration issued a plan to lower drug prices.  Under this blueprint for action, the Administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. Finally, the Trump Administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.

More recently, on July 24, 2020, President Trump issued four executive orders that are intended to lower the costs of prescription drug products.  The first order would require all federally qualified health centers, or FQHCs, to pass on to patients the discounts the health centers receive on insulin and epinephrine through Medicare's 340B Drug Discount Program.  The second order would establish an international pricing index that would set the price Medicare Part B pays for the costliest medications covered under the program to the lowest price in other economically advanced countries.  President Trump has indicated that this order will be held until August 24, 2020, because the administration may not implement it.

The third order is intended to reduce the costs of drugs by supporting the safe importation of prescription drugs.  Specifically, the order calls upon the Department of Health and Human Services, or HHS, to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the United States and then exported for international sale.  This action follows the publication of a proposed rulemaking on December 23, 2019, that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

Finally, the fourth order would end drug rebates used by health plan sponsors, pharmacies or pharmacy benefit managers, or PBMs, in operating the Medicare Part D program.  Specifically, the order directs HHS to exclude from safe harbor protections under the federal anti-kickback statute retroactive price reductions that are not applied at the point-of-sale. Instead, the order requires HHS to establish new safe harbors that would allow health plan sponsors, pharmacies, and PBMs to pass on those discounts to consumers at point-of-sale in order to lower the patient's out-of-pocket costs and permit the use of certain bona fide PBM service fees.  Each of these orders directs the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not issue any securities that were not registered under the Securities Act during the six months ended June 30, 2020.

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

As of June 30, 2020, we had used approximately $101.3 million of the net offering proceeds, primarily to fund the advancement of our androgen receptor program and estrogen receptor program, as well as for working capital and general corporate purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours. We have invested the remaining net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 27, 2018.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on October 1, 2018).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on October 1, 2018).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arvinas, Inc.

Date: August 4, 2020	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2020	By:	/s/ Sean Cassidy
Sean Cassidy
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)