Form 10-Q
period 2020-09-30
ARVINAS, INC.
filed 2020-11-05
CIK 1655759

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 40,548,985 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•

the timing and conduct of our clinical trial programs of ARV-110, ARV-471 and ARV-766, including statements regarding the conduct of our ongoing Phase 1/2 clinical trials of ARV-110 and ARV-471, including one or more Phase 1b cohort expansions of ARV-110 in combination with standard of care agents and the Phase 1b cohort expansion evaluating ARV-471 in combination with palbociclib, and the period during which the results of the clinical trials will become available;

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Arvinas, INC. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$88,988,921	$9,211,057
Marketable securities	159,574,963	271,661,456
Account receivable	2,444,450	—
Other receivables	3,511,633	6,280,828
Prepaid expenses and other current assets	3,459,862	3,727,294
Total current assets	257,979,829	290,880,635
Property, equipment and leasehold improvements, net	11,712,403	8,455,411
Operating lease right of use assets	2,226,422	2,278,623
Other assets	28,777	26,757
Total assets	$271,947,431	$301,641,426
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,088,034	$4,556,827
Accrued expenses	12,143,734	7,602,904
Deferred revenue	21,358,989	19,979,525
Current portion of operating lease liability	939,761	673,896
Total current liabilities	39,530,518	32,813,152
Deferred revenue	23,945,470	38,427,882
Long term debt	2,000,000	2,000,000
Operating lease liability	1,351,476	1,714,111
Total liabilities	66,827,464	74,955,145
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 40,096,001 and 38,461,353 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	40,096	38,461
Accumulated deficit	(450,342,422)	(372,556,846)
Additional paid-in capital	654,342,486	599,097,090
Accumulated other comprehensive income	1,079,807	107,576
Total stockholders’ equity	205,119,967	226,686,281
Total liabilities and stockholders’ equity	$271,947,431	$301,641,426

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

Condensed Consolidated Statements of Operations	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$7,596,776	$30,050,227	$19,584,085	$38,083,205
Operating expenses:
Research and development	30,012,918	16,588,050	75,155,694	46,779,047
General and administrative	9,331,925	7,957,364	26,072,404	20,038,772
Total operating expenses	39,344,843	24,545,414	101,228,098	66,817,819
Income (loss) from operations	(31,748,067)	5,504,813	(81,644,013)	(28,734,614)
Other income (expenses)
Other income, net	144,215	405,302	841,967	840,153
Interest income	800,236	1,112,415	3,065,220	3,394,269
Interest expense	(16,250)	(22,903)	(48,750)	(69,319)
Total other income	928,201	1,494,814	3,858,437	4,165,103
Loss from equity method investment	—	(24,675,000)	—	(24,675,000)
Net loss	(30,819,866)	(17,675,373)	(77,785,576)	(49,244,511)
Net loss per common share, basic and diluted	$(0.79)	$(0.54)	$(2.01)	$(1.54)
Weighted average common shares outstanding, basic and diluted	39,058,294	32,740,486	38,784,569	31,876,074

Condensed Consolidated Statements of Comprehensive Loss	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(30,819,866)	$(17,675,373)	$(77,785,576)	$(49,244,511)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(584,317)	(103,505)	972,231	414,368
Comprehensive loss	$(31,404,183)	$(17,778,878)	$(76,813,345)	$(48,830,143)

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
				Additional	Other	Total
	Common		Accumulated	Paid-in	Comprehensive	Stockholders'
	Shares	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at June 30, 2019	31,523,474	$31,524	$(333,833,757)	$450,007,344	$300,150	$116,505,261
Stock-based compensation	—	—	—	4,601,214	—	4,601,214
Issuance of common stock	1,346,313	1,346	—	29,452,687	—	29,454,033
Net loss	—	—	(17,675,373)	—	—	(17,675,373)
Restricted stock vesting	120,647	120	—	(120)	—	—
Exercise of stock options	86,123	86	—	1,377,882	—	1,377,968
Unrealized loss on available-for -sale securities	—	—	—	—	(103,505)	(103,505)
Balance at September 30, 2019	33,076,557	$33,076	$(351,509,130)	$485,439,007	$196,645	$134,159,598
Balance at June 30, 2020	38,825,190	$38,825	$(419,522,556)	$615,601,031	$1,664,124	$197,781,424
Stock-based compensation	—	—	—	8,246,921	—	8,246,921
Net loss	—	—	(30,819,866)	—	—	(30,819,866)
Restricted stock vesting	82,156	82	—	(82)	—	—
Exercise of stock options	25,581	26	—	577,277	—	577,303
Common stock issued in at-the-market offering, net of offering costs of $0.9 million	1,163,074	1,163	—	29,917,339	—	29,918,502
Unrealized loss on available-for -sale securities	—	—	—	—	(584,317)	(584,317)
Balance at September 30, 2020	40,096,001	$40,096	$(450,342,422)	$654,342,486	$1,079,807	$205,119,967

					Accumulated
				Additional	Other	Total
	Common		Accumulated	Paid-in	Comprehensive	Stockholders'
	Shares	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at December 31, 2018	31,235,458	$31,236	$(302,264,619)	$439,118,089	$(217,723)	$136,666,983
Stock-based compensation	—	—	—	15,091,269	—	15,091,269
Issuance of common stock	1,346,313	1,346	—	29,452,687	—	29,454,033
Net loss	—	—	(49,244,511)	—	—	(49,244,511)
Restricted stock vesting	383,695	383	—	(383)	—	—
Exercise of stock options	111,091	111	—	1,777,345	—	1,777,456
Unrealized gain on available-for -sale securities	—	—	—	—	414,368	414,368
Balance at September 30, 2019	33,076,557	$33,076	$(351,509,130)	$485,439,007	$196,645	$134,159,598
Balance at December 31, 2019	38,461,353	$38,461	$(372,556,846)	$599,097,090	$107,576	$226,686,281
Stock-based compensation	—	—	—	22,121,591	—	22,121,591
Net loss	—	—	(77,785,576)	—	—	(77,785,576)
Restricted stock vesting	295,065	295	—	(295)	—	—
Exercise of stock options	176,509	177	—	3,206,761	—	3,206,938
Common stock issued in at-the-market offering, net of offering costs of $0.9 million	1,163,074	1,163	—	29,917,339	—	29,918,502
Unrealized gain on available-for -sale securities	—	—	—	—	972,231	972,231
Balance at September 30, 2020	40,096,001	$40,096	$(450,342,422)	$654,342,486	$1,079,807	$205,119,967

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(77,785,576)	$(49,244,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	15,149
Depreciation and amortization	2,113,865	1,024,845
Net accretion of bond discounts/premiums	1,404,626	(109,870)
Gain on sale of marketable securities	(327,025)	—
Amortization of right to use assets	624,614	506,855
Stock-based compensation	22,121,591	15,091,269
Changes in operating assets and liabilities:
Account receivable	(2,444,450)	2,716,501
Other receivables	2,769,195	(2,886,261)
Prepaid expenses and other current assets	265,412	(1,282,866)
Accounts payable	(246,733)	(618,960)
Accrued expenses	4,540,830	2,225,695
Deferred revenue	(13,102,948)	8,513,945
Operating lease liabilities	(669,183)	(399,610)
Net cash used in operating activities	(60,735,782)	(24,447,819)
Cash flows from investing activities:
Purchase of marketable securities	(41,196,165)	(113,056,097)
Maturities of marketable securities	115,402,053	119,842,816
Sales of marketable securities	37,775,235	—
Purchase of property, equipment and leasehold improvements	(4,592,917)	(4,455,360)
Net cash provided by investing activities	107,388,206	2,331,359
Cash flows from financing activities:
Repayments of long-term debt	—	(169,610)
Proceeds from sale of common stock in at-the-market offering	30,835,206	—
Payment of common stock offering costs	(916,704)	—
Proceeds from issuance of common stock	—	29,454,033
Proceeds from exercise of stock options	3,206,938	1,777,456
Net cash provided by financing activities	33,125,440	31,061,879
Net increase in cash and cash equivalents	79,777,864	8,945,419
Cash and cash equivalents, beginning of the period	9,211,057	3,190,056
Cash and cash equivalents, end of the period	$88,988,921	$12,135,475
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$777,940	$138,600
Cash paid for interest	$48,750	$59,586

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served.  The Company has instated some and may take additional precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company temporarily shut down its laboratories in mid-March 2020 and initiated work with biology contract research organizations (CROs) but has since reopened its laboratories. The Company’s office-based employees continue to work remotely. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of September 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance its preclinical pipeline.

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

During the three months ended September 30, 2020, there were no changes to the Company’s significant accounting policies as described in Note 2 to the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

3. Research Collaboration and License Agreements

In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (Bayer Collaboration Agreement) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras, or PROTAC® targeted protein degraders, that mediate the degradation of target proteins (Targets), using the Company’s proprietary platform technology, which Targets will be selected by Bayer AG, subject to certain exclusions and limitations.  The Bayer Collaboration Agreement became effective in July 2019. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license and a $1.5 million payment to fund research activities. Bayer is committed to fund an additional $10.5 million through 2022, of which $3.0 million was received in March 2020. These payments are being recognized over the total estimated period of performance. The Company is also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, the Company is eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

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

In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer, Inc. (Pfizer) (the Pfizer Collaboration Agreement). Under the terms of the Pfizer Collaboration Agreement, the Company received an upfront non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the agreement. These payments are being recognized as revenue over the total estimated period of performance. The Company is also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the agreement. Pfizer has exercised options for $4.9 million as of September 30, 2020, of which $2.4 million was included in accounts receivable as of September 30, 2020. The option will be recognized as revenue over the estimated period of performance. The Company is also entitled to receive up to $225 million in development milestone payments and up to $550 million in sales-based milestone payments for all designated targets under the Pfizer Collaboration Agreement, as well as tiered royalties based on sales. Pfizer paid the Company $1.2 million in December 2019 and $1.0 million in March 2020 relating to adding additional targets into the collaboration. These payments are being recognized over the estimated period of performance.

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

Information about contract liabilities, which are recorded as deferred revenue on the condensed consolidated balance sheets, is as follows:

	September 30,	December 31,
	2020	2019
Contract liabilities	$45,304,459	$58,407,407
Revenues recognized in the period from:
Amounts included in deferred revenue in previous periods	$17,318,637	$14,335,188

Changes in deferred revenue from December 31, 2019 to September 30, 2020 were due to additions to deferred revenue of $6.4 million related to the Bayer Collaboration Agreement and Pfizer Collaboration Agreement and $19.5 million of revenue recognized on the research collaboration and license agreements.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2020 was $45.3 million, which is expected to be recognized as revenue for the years ending December 31 are (in millions):

Remainder of 2020	$5.8
2021	20.6
2022	14.1
2023	4.8
$45.3

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

The following is a summary of the Company’s available-for-sale securities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2020-2021	$135,813,140	$811,850	$(1,204)	$136,623,786
Corporate bonds	2021	22,682,016	269,161	—	22,951,177
		$158,495,156	$1,081,011	$(1,204)	$159,574,963

	December 31, 2019
			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2020	$145,359,876	$49,722	$—	$145,409,598
Corporate bonds	2021	126,194,004	57,854	—	126,251,858
		$271,553,880	$107,576	$—	$271,661,456

The following tables summarize the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis:

	September 30, 2020
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$159,574,963	$—	$159,574,963

	December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$271,661,456	$—	$271,661,456

5. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following at:

	September 30, 2020	December 31, 2019
Laboratory equipment	$10,677,953	$8,045,179
Office equipment	1,388,459	865,888
Leasehold improvements	5,006,458	2,809,205
Total	17,072,870	11,720,272
Less: accumulated depreciation and amortization	(5,360,467)	(3,264,861)
Property, equipment and leasehold improvements, net	$11,712,403	$8,455,411

Depreciation and amortization expense totaled $861,293 and $468,225 for the three months ended September 30, 2020 and 2019, respectively, and $2,113,865 and $1,024,845 for the nine months ended September 30, 2020 and 2019, respectively.

6. Right to Use Assets and Liabilities

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in the condensed consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate ranges from 3.2-6.6%. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Some of the Company’s leases include options to extend or terminate the lease. The Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option.

The Company has operating leases for its corporate office and certain equipment, which expire no later than September 30, 2024. The leases have a weighted average remaining term of 2.2 years.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$262,045	$173,446	$731,477	$604,731

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$669,183	$399,610
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$572,413	$367,868

Maturities of lease liabilities for operating leases as of September 30, 2020, are as follows:

Remainder of 2020	$189,472
2021	1,124,684
2022	1,108,066
Thereafter	12,041
Total lease payments	2,434,263
Less: imputed interest	(143,026)
Total	$2,291,237

7. Accrued Expenses

Accrued expenses consisted of the following at:

	September 30, 2020	December 31, 2019
Employee expenses	$4,341,221	$5,810,723
Research and development expenses	6,939,941	1,186,935
Professional fees and other	862,572	605,246
	$12,143,734	$7,602,904

8. Long-Term Debt

In August 2013, the Company entered into a Loan Agreement (Loan) and a Stock Subscription Warrant, with Connecticut Innovations, Incorporated (CII). Under the Loan, the Company could draw up to $750,000 for the purpose of purchasing laboratory equipment, information technology equipment and leasehold improvements. Leasehold improvements were limited to $100,000. Interest on the Loan was compounded on a monthly basis at a rate of 7.50% per annum and was required to be paid on a monthly basis beginning on the date of the first draw of funds for 10 months, then with principal payments beginning on June 1, 2015 and payable monthly until the maturity date of July 31, 2019. The Company had the ability to prepay the amount due at any time prior to the maturity date without premium or penalty. The Loan was secured by substantially all of the Company’s assets. The Company paid the loan in full in July 2019. Interest expense recorded related to the amortization of the debt discount in the nine months ended September 30, 2019 was $7,210.

In connection with an Assistance Agreement with the State of Connecticut entered into in 2014 (2014 Assistant Agreement) under which all the borrowings by the Company were forgiven in accordance with the 2014 Assistance Agreement, the Company is required to be located in the State of Connecticut through January 2024, with a default penalty of repayment of the full original funding amount of $2.5 million plus liquidated damages of 7.5%.

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

During the three months ended September 30, 2020 and 2019, interest expense was $16,250 and $22,903, respectively. During the nine months ended September 30, 2020 and 2019, interest expense was $48,750 and $69,319, respectively.

9. Equity

Common Stock

In October 2019, the Company entered into an Equity Distribution Agreement, or Distribution Agreement, with Piper Sandler Companies, formerly Piper Jaffray & Co., or Piper Sandler, pursuant to which the Company may offer and sell from time-to-time in an “at-the-market offering,” at its option, up to an aggregate of $100.0 million of shares of the Company’s common stock through Piper Sandler, as sales agent. During the three and nine months ended September 30, 2020, the Company sold 1,163,074 shares of its common stock resulting in proceeds to the Company of $29.9 million, net of offering costs of $0.9 million.

Share-based Compensation

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP) initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by an additional 323,377 shares, equal to 1% of the Company’s then-outstanding common stock, effective as of January 1, 2019, and by an additional 390,371 shares, equal to 1% of the Company’s then-outstanding common stock, effective as of January 1, 2020. The first offering period under the 2018 ESPP commenced on January 1, 2020. During the three and nine months ended September 30, 2020, the Company issued 11,046 shares of common stock under the 2018 ESPP. As of September 30, 2020, there are 1,014,552 shares remained available for purchase.

All of the Company’s employees are eligible to participate in the 2018 ESPP, provided they meet certain employment requirements. On each offering commencement date, each participant will be granted the right to purchase, on the last business day of the offering period, a number of shares of the Company’s common stock determined by multiplying $2,083 by the number of full months in the offering period and dividing that product by the closing price of the Company’s common stock on the first day of the offering period. On the commencement date of each offering period, each eligible employee may authorize up to a maximum of 15% of the compensation he or she receives during the offering period to be deducted by us during the offering period. Under the terms of the 2018 ESPP, the purchase price shall be determined by the Company’s board of directors for each offering period and will be at least 85% of the applicable closing price of the Company’s common stock. If the Company’s board of directors does not make a determination of the purchase price, the purchase price will be 85% of the lesser of the closing price of the Company’s common stock on the first business day of the offering period or the last business day of the offering period.

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

During the nine months ended September 30, 2020, the Company recognized compensation expense of $22,121,591 relating to the issuance of incentive awards, and at September 30, 2020, there was $28,645,194 of compensation expense that is expected to be amortized over a weighted average period of approximately two years.

The fair value of the stock options granted during the nine months ended September 30, 2020 was determined using the Black-Scholes option pricing model with the following assumptions:

September 30, 2020
Expected volatility	70.3%-74.7%
Expected term (years)	5.3-7.0
Risk free interest rate	0.3%-1.6%
Expected dividend yield	0%
Exercise price	$24.75-$50.00

Given the Company’s common stock has not been trading for a sufficient period of time, the Company utilizes a collection of volatilities of peer companies to estimate the expected volatility of its common stock. The expected term is calculated utilizing the simplified method.

The following table provides a summary of the restricted stock grant activity under the Incentive Plan during the nine months ended September 30, 2020. These amounts include restricted stock granted to employees, directors and consultants.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at December 31, 2019	576,074	$16.00
Vested	(249,719)	$16.00
Forfeited	(11,544)	$16.00
Unvested restricted stock at September 30, 2020	314,811	$16.00

The following table provides a summary of the stock option activity under the 2018 Plan during the nine months ended September 30, 2020. These amounts include stock options granted to employees, directors and consultants.

	Options	Weighted Average Fair Value
Outstanding at December 31, 2019	3,432,198	$11.32
Granted	1,341,727	$28.20
Exercised	(165,463)	$10.76
Forfeited	(79,855)	$16.68
Outstanding at September 30, 2020	4,528,607	$16.25
Exercisable at September 30, 2020	1,721,470	$10.82

The following table provides a summary of the restricted stock unit activity under the 2018 Plan during the nine months ended September 30, 2020. These amounts include restricted stock units granted to employees.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2019	181,372	$20.00
Vested	(45,346)	$20.00
Forfeited	(2,977)	$19.36
Unvested restricted stock units at September 30, 2020	133,049	$20.01

At September 30, 2020, there were 281,820 restricted shares under the Incentive Plan, 4,215,253 stock options under the 2018 Plan, and 110,401 restricted stock units under the 2018 Plan that vested and are expected to vest.

10. Income Taxes

The Company’s effective tax rate was 0.0% for the three and nine months ended September 30, 2020 and 2019. The primary reconciling items between the federal statutory rate of 21.0% for the three and nine months ended September 30, 2020 and 2019 and the Company’s overall effective tax rate of 0.0% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.

Valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.

The Company is subject to tax in the U.S. Federal jurisdiction and the states of Connecticut and Massachusetts. The Company pays franchise tax in the states mentioned above due to its loss position. As a result, there is no state income tax provision recorded for the three and nine months ended September 30, 2020 and 2019.

11. Net Loss Per Common Share

Basic and diluted loss per common share were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(30,819,866)	$(17,675,373)	$(77,785,576)	$(49,244,511)
Weighted average number of common shares outstanding, basic and diluted	39,058,294	32,740,486	38,784,569	31,876,074
Net loss per common share	$(0.79)	$(0.54)	$(2.01)	$(1.54)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per common share as the effect would be to reduce the net loss per common share. The following common share equivalents have been excluded from the calculations of diluted loss per common share because their inclusion would have been antidilutive for the periods presented above:

	2020	2019
Stock options	4,528,607	3,398,099
Restricted stock	314,811	671,895
Restricted stock units	133,049	181,372
	4,976,467	4,251,366

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

The Company will also provide to Oerth compensated research and development services and administrative services through a separate agreement. The services rendered by the Company during the three and nine months ended September 30, 2020 and 2019 were insignificant.

Total operating expenses and net loss of Oerth for the three months ended September 30, 2020 was $2.3 million. Total operating expenses and net loss of Oerth for the nine months ended September 30, 2020 was $4.9 million.

The Company’s initial investment in Oerth was $49.4 million which represented the fair value of shares received in exchange for the contribution of the license. The elimination of the intra-entity profit component of the revenue resulted in a reduction in the balance of the investment in Oerth, bringing its initial carrying value of the investment to $24.7 million. After recognition of its proportionate share of Oerth’s losses for the period, the carrying value of the investment is now $0 and, as a result, no additional losses were recorded against the carrying value of the investment during the three and nine months ended September 30, 2020.

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

Our two lead product candidates are ARV-110 and ARV-471. We are developing ARV-110, a PROTAC protein degrader targeting the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. We initiated a Phase 1 clinical trial of ARV-110 in March 2019. We are also developing ARV-471, a PROTAC protein degrader targeting the estrogen receptor protein, or ER, for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We initiated a Phase 1 clinical trial for ARV-471 in August 2019. In the fourth quarter of 2019 and the first quarter of 2020, we amended the protocols for each of our Phase 1 clinical trials for ARV-110 and ARV-471, respectively, to include the Phase 2 expansion cohorts. In October 2020, we initiated the Phase 2 expansion for ARV-110.

In October 2019, we announced initial safety, tolerability and pharmacokinetic data from the ongoing dose escalation portion of the Phase 1/2 clinical trial for each of ARV-110 and ARV-471. And in May 2020, we announced updated data from the dose escalation portion of the Phase 1/2 clinical trial for ARV-110 and provided an interim update on our progress with ARV-471.

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

One of these patients had a 74% decline from baseline in PSA and remained without progression after 30 weeks, as of the data cut-off. This patient did not have measurable disease at baseline for assessment by Response Evaluation Criteria in Solid Tumors, or RECIST, a standardized set of rules for response assessment based on tumor shrinkage. The second patient had both a deep PSA response (97% decline from baseline) and a confirmed partial RECIST response (80% decrease from baseline in tumor mass) and remains without progression after 18 weeks, as of the data cut-off. Both responses, which were in patients at the 140 mg dose, were achieved by ARV-110 despite prior treatment with enzalutamide, abiraterone, chemotherapy and other therapies. Tumors from both patients have H875Y and T878A point mutations in AR, which are known to drive resistance to current standard of care treatments and have been degraded by ARV-110 in preclinical studies. In addition to these two patients, PSA reductions were observed in other patients but did not meet a 50% reduction in PSA threshold at data cut-off, and four patients remained on ARV-110 without radiographic progression for at least 20 weeks.

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

The data from the May 2020 announcement regarding the dose escalation portion of our Phase 1/2 clinical trial of ARV-471 reported that no dose limiting toxicities had been observed, that the pharmacokinetics of ARV-471 had been generally dose proportional, and that we had seen early evidence of ER degradation in the clinical trial.

The Phase 1 dose escalation portion for each of the Phase 1/2 clinical trials of ARV-110 and ARV-471 continues and we have initiated dosing at a first dose level in a Phase 2 cohort expansion for ARV-110. We expect to provide updates on each of our clinical programs in December of 2020.

In September 2020, we entered into a collaboration and supply agreement with Pfizer in connection with a planned Phase 1b cohort expansion evaluating ARV-471 in combination with Pfizer’s Ibrance® (palbociclib), an oral CDK4/6 inhibitor. We will be the trial sponsor, and Pfizer will provide palbociclib. The study will evaluate the safety and tolerability of ARV-471 in combination with palbociclib and identify the recommended combination dose of ARV-471 for use with palbociclib. We expect to initiate the study in the fourth quarter of 2020.

In addition to our expected 2020 updates, in 2021 Arvinas also expects to initiate the first of potentially two Phase 1b investigations of ARV-110 in combination with standard of care agents for mCRPC (e.g., abiraterone), share interim data from the Phase 2 dose expansion trial of ARV-110, and initiate a Phase 2 dose expansion of ARV-471. We expect to share data from the Phase 1b cohort expansion of ARV-471 in combination with palbociclib in the second half of 2021. We also expect to file an investigational new drug (IND) application for ARV-766, an androgen receptor degrader, in the first half of 2021.

A novel strain of coronavirus, or COVID-19, was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. We have instated some and may take additional precautionary measures intended to help ensure our employees well-being and minimize business disruption. We temporarily shut down our laboratories in mid-March 2020 and initiated work with biology contract research organizations, or CROs, but have since reopened our laboratories. Our office-based employees continue to work remotely. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on our results of operations and financial position as of September 30, 2020. The full extent of the future impacts of COVID-19 on our operations is uncertain. A prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance our preclinical pipeline.

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and conducting early-stage clinical trials. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Through September 30, 2020, we raised approximately $418.6 million in gross proceeds from the sale of common stock, the exercise of stock options, and the sale of Series A, Series B and Series C convertible preferred units, and had received an aggregate of $116.4 million in payments from collaboration partners, grant funding and partially forgivable loans from the State of Connecticut.

We are a clinical-stage company. ARV-110 and ARV-471 are each in Phase 1/2 clinical trials and our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net loss was $77.8 million for the nine months ended September 30, 2020, $70.3 million for the year ended December 31, 2019 and $41.5 million for the year ended December 31, 2018. As of September 30, 2020, we had an accumulated deficit of $450.3 million.

Our total operating expenses were $101.2 million for the nine months ended September 30, 2020, $94.5 million for the year ended December 31, 2019 and $58.1 million for the year ended December 31, 2018. We anticipate that our expenses will increase substantially due to costs associated with our anticipated clinical activities for ARV-110 and ARV-471, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical operations, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our preclinical studies and clinical trials, as well as other associated costs including the management of our intellectual property portfolio.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Our revenues to date have been generated through research collaboration and license agreements. Revenue is recognized ratably over our expected performance period under each agreement. We expect that any revenue for the next several years will be derived primarily from our current collaboration agreements and any additional collaborations that we may enter into in the future. To date, we have not received any royalties under any of our collaboration agreements.

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

In the year ended December 31, 2018, we received an aggregate of $28.0 million in upfront payments and certain additional payments under the terms of the Pfizer Collaboration Agreement. We are also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all Targets under the agreement. In the nine months ended September 30, 2020 and the year ended December 31, 2019, we received an aggregate of $1.0 million and $4.0 million, respectively, for option and substitution target payments under the agreement. Pfizer has also elected to exercise an option as of September 30, 2020 for $2.4 million, for which the payment was received in October 2020. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated Targets under the agreement, as well as mid- to high-single digit tiered royalties based on sales of PROTAC targeted protein degrader-related products, which may be subject to reductions.

Bayer Collaboration Agreement

In June 2019, we entered into a collaboration agreement with Bayer AG, which we refer to as the Bayer Collaboration Agreement, setting forth our collaboration to identify or optimize PROTAC targeted protein degraders that mediate the degradation of Targets, using our proprietary platform technology, that are selected by Bayer, subject to certain exclusions and limitations.  The Bayer Collaboration Agreement became effective in July 2019.

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

Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront non-refundable payment of $17.5 million, plus an additional $1.5 million in research funding payments. Bayer is committed to fund an additional $10.5 million, of which $3.0 million was received in the nine months ended September 30, 2020, in research funding payments through 2022, subject to potential increases if our costs for research activities exceed the research funding payments allocated to a Target and certain conditions are met. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

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

We typically use our employee and infrastructure resources across our development programs, and as such, do not track all our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for our AR program, ER program and all other platform and exploratory research and development costs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
AR program costs	$7,031	$2,871	$16,292	$8,819
ER program costs	6,234	1,108	12,926	4,508
Other research and development costs	16,748	12,609	45,938	33,452
Total research and development costs	$30,013	$16,588	$75,156	$46,779

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

Interest Income (Expense)

Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest income has decreased in 2020 primarily due to the utilization of a portion of our cash reserves and lower interest rates. Interest expense consists of interest paid or accrued on our outstanding debt. Interest expense was approximately $48,000 and $69,000 for the nine months ended September 30, 2020 and 2019, respectively. Interest expense has decreased in 2020 due to one loan being fully paid off in July 2019.

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

As of September 30, 2020, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes. Net operating loss carryforwards are generated from the C-corporation subsidiaries’ filings. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

Revenues

Revenues for the three months ended September 30, 2020 were $7.6 million, as compared to $30.1 million for the three months ended September 30, 2019. Revenue for the three months ended September 30, 2019 included $24.7 million recognized for the contribution of a license to Oerth Bio LLC, or Oerth, the joint venture entity created in connection with the Bayer Collaboration Agreement. The balance of the revenues increased by $2.2 million in 2020 over the prior year primarily due to the revenues related to the Bayer Collaboration Agreement, which was initiated in the third quarter of 2019, and an increase in license and rights to technology fees and research and development activities related to the Pfizer Collaboration Agreement.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2020 were $30.0 million, compared with $16.6 million for the three months ended September 30, 2019. The increase of $13.4 million was primarily due to an increase in our continued investment in our platform and exploratory programs of $4.1 million and an increase in expenses related to our ER program of $5.1 million and AR program of $4.2 million. The increase in spending overall of our programs was primarily due to increased personnel and personnel costs utilized across all of our programs of $4.1 million, including $2.2 million related to stock compensation expense. Direct expenses related to our platform and exploratory targets increased by $1.9 million as we expanded and progressed the protein targets in the exploratory phase. Clinical trial and related drug manufacturing costs for our AR and ER programs increased by $7.1 million in 2020.

General and Administrative Expenses

General and administrative expenses were $9.3 million for the three months ended September 30, 2020, compared with $8.0 million for the three months ended September 30, 2019. The increase of $1.3 million was primarily due to an increase of personnel and facility related costs of $2.4 million, including $1.5 million related to stock compensation expense, partially offset by a decrease in professional fees of $1.1 million, primarily related to legal fees.

Other Income (Expenses)

Other income was $0.9 million for the three months ended September 30, 2020, compared with $1.5 million for the three months ended September 30, 2019. The decrease of $0.6 million was primarily due to lower interest income and refundable research and development credits from the State of Connecticut. The decrease in interest income was due to lower interest rates and a decrease in our marketable securities investments.

Comparison of Nine Months Ended September 30, 2020 and 2019

Revenues

Revenues for the nine months ended September 30, 2020 were $19.6 million, as compared with $38.1 million for the nine months ended September 30, 2019. Revenues for the nine months ended September 30, 2019 included $24.7 million recognized for the contribution of a license to Oerth. The balance of the revenues increased by $6.2 million in 2020 over the prior year primarily due to the revenues related to the Bayer Collaboration Agreement, which was initiated in the third quarter of 2019, and an increase in license and rights to technology fees and research and development activities related to the Pfizer Collaboration Agreement.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2020 were $75.2 million, compared with $46.8 million for the nine months ended September 30, 2019. The increase of $28.4 million was primarily due to an increase in our continued investment in our platform and exploratory programs of $12.5 million, expenses related to our ER program of $8.4 million and AR program of $7.5 million. The increase in spending was due to increased personnel and personnel costs utilized across all of our programs of $10.0 million, direct costs related to our ER program of $7.9 million and our AR program of $6.2 million and direct expenses related to our platform and exploratory targets of $4.3 million. The increase in personnel and personnel costs was attributed to an increase in stock compensation expense of $3.9 million and an increase in headcount. The increase in our ER and AR program costs was primarily due to the increased costs associated with clinical trial and related drug manufacturing of $15.4 million, partially offset by a decrease in lead optimization and IND-enabling costs for these programs. The increase in our platform and exploratory targets was due to the expanded number and progression of protein targets in the exploratory phase.

General and Administrative Expenses

General and administrative expenses were $26.1 million for the nine months ended September 30, 2020, compared with $20.0 million for the nine months ended September 30, 2019. The increase of $6.1 million was primarily due to an increase of personnel and facility related costs of $6.7 million, including $3.4 million related to stock compensation expense, partially offset by a decrease in professional fees of $1.1 million, primarily related to legal fees.

Other Income (Expenses)

Other income was $3.9 million for the nine months ended September 30, 2020, compared with $4.2 million for the nine months ended September 30, 2019. The decrease of $0.3 million was primarily related to a decrease in interest income due to lower interest rates and a decrease in our marketable securities investments.

Liquidity and Capital Resources

Sources of Liquidity

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Through September 30, 2020, we raised approximately $418.6 million in gross proceeds from the sale of common stock, and Series A, Series B and Series C convertible preferred units, and had received an aggregate of $116.4 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut. In October 2018, we completed our initial public offering in which we issued and sold an aggregate of 7,700,482 shares of common stock, including 200,482 additional shares of common stock upon the exercise in part by the underwriters of their option to purchase additional shares at a public offering price of $16.00 per share, for aggregate gross proceeds of $123.2 million before underwriting discounts and commissions and expenses. In July 2019, we sold 1,346,313 shares of common stock to Bayer AG for aggregate gross proceeds of $32.5 million. In November 2019, we completed a follow-on offering in which we issued 5,227,273 shares of common stock at a public offering price of $22.00 per share, for aggregate gross proceeds of $115.0 million before fees and expenses. In October 2019, we entered into an Equity Distribution Agreement with Piper Sandler Companies (formerly Piper Jaffray & Co.), or Piper Sandler, pursuant to which we may offer and sell from time-to-time in an “at-the-market offering,” at our option, up to an aggregate of $100.0 million of shares of our common stock through Piper Sandler, as sales agent. In September 2020, we sold 1,163,074 shares of common stock in an at-the-market offering for aggregate gross proceeds of $30.8 million.

Cash Flows

Our cash, cash equivalents and marketable securities totaled $248.6 million as of September 30, 2020 and $280.9 million as of December 31, 2019. We had outstanding loan balances of $2.0 million as of September 30, 2020 and December 31, 2019.

The following table summarizes our sources and uses of cash for the period presented:

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(60,736)	$(24,448)
Net cash provided by investing activities	107,388	2,331
Net cash provided by financing activities	33,126	31,062
Increase in cash and cash equivalents	$79,778	$8,945

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $60.7 million, primarily due to our net loss of $77.8 million and a reduction in deferred revenue of $13.1 million, partially offset by non-cash charges of $25.9 million and an increase in accrued expenses and accounts payable of $4.3 million. The reduction in deferred revenue was primarily due to $19.6 million of revenue recognized in the period, partially offset by $6.5 million in payments received from collaboration partners. Non-cash charges were primarily stock compensation expense of $22.1 million, depreciation and amortization of $2.1 million, and net accretion of bond discounts/premiums of $1.4 million.

Net cash used in operating activities for the nine months ended September 30, 2019 was $24.4 million, primarily due to our net loss of $49.2 million, partially offset by an increase in deferred revenue of $8.5 million and non-cash charges of $16.5 million. The increase in deferred revenue was due to the payments received from the Bayer Collaboration Agreement, partially offset by revenue recognized in the period. Non-cash charges were primarily stock compensation expense of $15.0 million and depreciation and amortization of $1.0 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2020 was $107.4 million, attributable to the maturities and sales of marketable securities in excess of new purchases of marketable securities of $112.0 million, partially offset by purchases of property and equipment of $4.6 million.

Net cash provided by investing activities for the nine months ended September 30, 2019 was $2.3 million, attributable to the maturities of marketable securities in excess of new purchases of marketable securities of $6.8 million, partially offset by purchases of property and equipment of $4.5 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 of $33.1 million was attributable to the proceeds from the sale of shares of our common stock in an at-the-market offering of $29.9 million, net of expenses, and proceeds from the exercise of stock options of $3.2 million.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $31.1 million, attributable to proceeds from the sale of common stock to Bayer for $29.5 million and the exercise of stock options for $1.8 million, partially offset by payments on our long-term debt of $0.2 million.

Funding Requirements

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. In addition, we expect to continue to incur additional costs associated with operating as a public company.

Specifically, we anticipate that our expenses will increase substantially if and as we:

•	continue a Phase 1/2 clinical trial of our product candidate, ARV-110, and initiate one or more Phase 1b cohort expansions of ARV-110 in combination with standard of care agents, in men with mCRPC;
•

continue a Phase 1/2 clinical trial of our product candidate, ARV-471, and initiate a Phase 1b cohort expansion of ARV-471 in combination with palbociclib, in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer;

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

As of September 30, 2020, we had $248.6 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities as of September 30, 2020 will enable us to fund our planned operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our Phase 1/2 clinical trial for ARV-110 and our Phase 1/2 clinical trial for ARV-471, including potentially two Phase 1b investigations of ARV-110 in combination with standard of care agents for mCRPC and a Phase 1b cohort expansion of ARV-471 in combination with palbociclib, and any future clinical development of ARV-110 and ARV-471;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Interest income earned on these assets was $3.1 and $3.4 million for the nine months ended September 30, 2020 and 2019, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At September 30, 2020, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk. A 1% change in interest rates could affect our interest income by $0.5 million in a quarter based on the balance of our marketable securities at September 30, 2020. Our outstanding debt was $2.0 million as of each of September 30, 2020 and December 31, 2019 and carries a fixed interest rate of 3.25% per annum.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

Our net loss was $77.8 million for the nine months ended September 30, 2020, $70.3 million for the year ended December 31, 2019 and $41.5 million for the year ended December 31, 2018. As of September 30, 2020, we had an accumulated deficit of $450.3 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. We are still in the early stages of development of our product candidates and initiated our first clinical trial in the first quarter of 2019, and a second clinical trial in the third quarter of 2019. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•

continue a Phase 1/2 clinical trial of our product candidate ARV-110, and initiate one or more Phase 1b cohort expansions of ARV-110 in combination with standard of care agents, in men with metastatic castration-resistant prostate cancer, or mCRPC;

•

continue a Phase 1/2 clinical trial of our product candidate ARV-471, and initiate a Phase 1b cohort expansion of ARV-471 in combination with palbociclib, in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer;

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

We initiated clinical development of our first two product candidates in 2019 and we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing approval for our product candidates and manufacturing, marketing and selling any products for which we may obtain marketing approval.

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

We had cash, cash equivalents and marketable securities of approximately $248.6 million as of September 30, 2020 and $280.9 million as of December 31, 2019. We believe that our cash, cash equivalents and marketable securities as of September 30, 2020 will enable us to fund our planned operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and complete preclinical studies or clinical trials including disruptions at our facilities or disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. For example, our New Haven-based laboratories were closed for part of March through May 2020 which limited the biology work we could conduct for our early-stage research programs and increased our reliance on CROs. We and our CROs and CMOs may face disruptions related to our ongoing clinical trials or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites, including delays related to site staffing. For example, in the first quarter of 2020, production of certain building blocks for the drug substance used in the manufacture of ARV-471 were delayed at one of our China-based manufacturers. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

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

Further, cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our current clinical trials for ARV-110 and ARV-471 are with patients who have received prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to abandon or limit our further clinical development of those product candidates.

Other than our ongoing Phase 1/2 clinical trials of ARV-110 and ARV-471, we have not evaluated any product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that our PROTAC technology will not cause undesirable side effects.

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

We may develop our product candidates in combination with other drugs. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs, or revoke their approval of such drugs, or if safety, efficacy, manufacturing or supply issues arise with the drugs we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or market our products.

We intend to conduct clinical trials for each of ARV-110 and ARV-471 and potentially other product candidates in combination with other therapies. For example, in the fourth quarter of 2020, we expect to initiate a Phase 1b cohort expansion with ARV-471 for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer for use in combination with palbociclib, a CDK 4/6 inhibitor that is currently approved for the treatment of patients with breast cancer. We did not develop or obtain marketing approval for, nor do we manufacture or sell, any of the currently approved drugs that we are or may study in combination with ARV-110 or ARV-471. If the FDA or similar regulatory authorities outside of the United States revoke their approval of the drug or drugs in combination with which we determine to develop ARV-471, we will not be able to market ARV-110 or ARV-471 in combination with such revoked drugs.

If safety or efficacy issues arise with any of these drugs, we could experience significant regulatory delays, and the FDA or similar regulatory authorities outside of the United States may require us to redesign or terminate the applicable clinical trials. If the drugs we use are replaced as the standard of care for the indications we choose for ARV-110 or ARV-471, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. In addition, if manufacturing or other issues result in a shortage of supply of the drugs with which we determine to combine with ARV-471, we may not be able to complete clinical development of ARV-110 or ARV-471 on our current timeline or at all.

Even if ARV-110 or ARV-471 were to receive marketing approval or be commercialized for use in combination with other existing drugs, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the drug used in combination with ARV-110 or ARV-471 or that safety, efficacy, manufacturing or supply issues could arise with these existing drugs. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our other product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

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

We are aware of several biotechnology companies focused on developing chimeric small molecules for protein degradation including C4 Therapeutics, Inc., Cullgen Inc., Kymera Therapeutics, Inc. and Nurix Therapeutics, Inc., all of which are currently in preclinical development. Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including AbbVie, Amgen Inc., AstraZeneca plc, Boehringer Ingelheim, Bristol-Myers Squibb Company, GlaxoSmithKline plc, Genentech and Novartis International AG. In June 2020, Bristol-Myers Squibb Company announced that it had commenced a Phase 1 clinical trial for an androgen receptor targeting protein degrader.

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

Risks Related to Dependence on Third Parties

We expect to depend on collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

We anticipate seeking third-party collaborators for the research, development and commercialization of some of our PROTAC programs. For example, in September 2015 we entered into a collaboration with Genentech, which we amended and restated in November 2017; in December 2017 we entered into a collaboration with Pfizer; and in July 2019 we entered into a collaboration with Bayer. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies and biotechnology companies. Any such arrangements with third parties will likely limit our control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

Our set of arrangements with Yale University, or Yale, provides us with access to certain of Yale’s intellectual property and to Professor Craig Crews’ laboratory in a manner that we believe closely aligns our scientific interests with those of Yale. We are a party to both a license agreement and a sponsored research agreement with Yale. While Yale has contractual obligations to us, it is an independent entity and is not under our control or the control of our officers or directors. The license agreement is structured to provide Yale with license maintenance fees, development and regulatory milestone payments, royalties on net sales of products, and a portion of sublicense income that we receive on the first licensed product thereunder. Upon the scheduled expiration of the Yale research agreement in April 2021, Yale may decide not to renew it, or may require us to renew on terms less favorable to us than those contained in the existing agreement. Furthermore, either we or Yale may terminate the research agreement for convenience following a specified notice period. If Yale decides to not renew or to terminate the Yale research agreement, our research efforts could be diminished, while our royalty obligations to Yale under the license agreement would continue unmodified, which could have a material adverse effect on our business and financial condition.

Additionally, our license agreement with Yale also provides that so long as Professor Crews serves as a member of our board of directors or scientific advisory board or has a similar advisory arrangement, has a consulting arrangement with us, or his laboratory is performing sponsored research for us, or so long as he is an employee or faculty member (including emeritus faculty member) at Yale, any future invention by Professor Crews’ laboratory that would be dominated by or incorporates or uses the patents licensed to us through in the license agreement is included in the licensed intellectual property.

This license of future inventions granted under the license agreement terminates after a specified period following a qualifying change of control, unless we elect or our successor or assignee elects to continue the agreement. If the license is terminated after such a change of control, royalty payments would continue to be paid on certain licensed products.

We rely and expect to continue to rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We rely and expect to continue to rely on third-party CROs to conduct our Phase 1/2 clinical trial for ARV-110, our Phase 1/2 clinical trial for ARV-471 and any other clinical trials and currently do not plan to independently conduct any clinical trials of ARV-110 and ARV-471 or of our other product candidates. Agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

The Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the Trump Administration indicated that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. More recently, on October 9, 2019, President Trump issued another executive order (“Executive Order on Promoting the Rule of Law Through Improved Agency Guidance Documents”).  The order is meant to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

With enactment of the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective on January 1, 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Trump Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued such payments were owed to them. On April 27, 2020, however, the U.S. Supreme Court reversed the federal circuit decision upholding Congress’ denial of such risk corridor funding.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal.  The Trump Administration has represented to the US Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling.  To that end, on May 1, 2019, the Justice Department filed a brief asking the Court to strike down the entirety of the ACA.   Thereafter, on July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  In those arguments, the Trump Administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, however, the Court agreed to hear the case. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Oral argument before the Supreme Court is scheduled for November 10, 2020. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump Administration continues to press for further drug price control measures that could be enacted during the annual budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump Administration issued a plan to lower drug prices.  Under this blueprint for action, the Trump Administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. Finally, the Trump Administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.

More recently, on July 24, 2020, President Trump issued four executive orders that are intended to lower the costs of prescription drug products.  The first order would require all federally qualified health centers, or FQHCs, to pass on to patients the discounts the health centers receive on insulin and epinephrine through Medicare's 340B Drug Discount Program.  The second order would establish an international pricing index that would set the price Medicare Part B pays for the costliest medications covered under the program to the lowest price in other economically advanced countries.  President Trump has indicated that this order will be held until August 24, 2020, because the Trump Administration may not implement it.

The third order is intended to reduce the costs of drugs by supporting the safe importation of prescription drugs.  Specifically, the order calls upon the Department of Health and Human Services, or HHS, to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the United States and then exported for international sale.  This action preceded the finalization of a rulemaking on September 24, 2020 that allows states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Subsequently, President Trump issued a fifth executive order which instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including especially China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 25% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence or control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence or control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3 which allows us to offer and sell registered common stock, preferred stock, debt securities, depositary shares, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In October 2019, we entered into an Equity Distribution Agreement, or Distribution Agreement, with Piper Sandler, pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $100.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at the market” offerings. In November 2019, we completed a follow-on offering of common stock, which resulted in 5,227,273 shares of common stock being sold under the universal shelf registration statement. In September 2020, we sold 1,163,074 shares of common stock in an at-the-market offering for aggregate net proceeds of $29.9 million.

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

As a public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

For as long as we remain an EGC or a smaller reporting company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs or smaller reporting companies as described in the preceding risk factor.

Pursuant to Section 404 of Sarbanes-Oxley, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting beginning with our most recent annual report. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets and restrict our future access to the capital markets due to a loss of confidence in the reliability of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not issue any securities that were not registered under the Securities Act during the nine months ended September 30, 2020.

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

As of September 30, 2020, we have used all of the net offering proceeds from our initial public offering, primarily to fund the advancement of our androgen receptor program and estrogen receptor program, as well as for working capital and general corporate purposes. There was no material change in the use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 27, 2018.

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

Arvinas, Inc.

Date: November 5, 2020	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Sean Cassidy
Sean Cassidy
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)