Form 10-K
period 2020-12-31
ARVINAS, INC.
filed 2021-03-01
CIK 1655759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 001-38672

ARVINAS, INC.

(Exact name of registrant as specified in its Charter)

Delaware	47-2566120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Science Park 395 Winchester Ave. New Haven, Connecticut	06511
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 535-1456

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Trading Symbol(s)	(Name of each exchange on which registered)
Common stock, par value $0.001 per share	ARVN	The Nasdaq Global Select Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1,347.5 million, based on the closing price of the registrant’s Common Stock on such date. The number of shares of registrant’s Common Stock, $0.001 par value per share, outstanding as of February 24, 2021 was 48,874,027.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•

the initiation, timing, progress and results of our current and future clinical trials of ARV-110, ARV-471 and ARV-766, including statements regarding the period during which the results of the clinical trials will become available;

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

Risk Factor Summary

Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include the following:

•

We have incurred significant losses since our inception. To date, we have not generated any revenue from product sales and may never be profitable. We expect to incur losses over at least the next several years and may never achieve or maintain profitability. Our net loss was $119.3 million for the year ended December 31, 2020, $70.3 million for the year ended December 31, 2019 and $41.5 million for the year ended December 31, 2018.

•

We will need substantial additional funding. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

•

The ongoing COVID-19 pandemic has and may continue to affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, and it has the potential to materially and adversely affect our business, financial condition, results of operations and prospects.

•

Our approach to the discovery and development of product candidates based on our PROTAC technology platform is unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any products.

•

We have a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability and are early in our development efforts. We initiated our first Phase 1 clinical trial for a product candidate, ARV-110, in March 2019, we initiated a Phase 1 clinical trial of ARV-471 in August 2019, and we expect to initiate a Phase 1 clinical trial of ARV-766 in the first half of 2021. Both the ARV-110 and ARV-471 clinical trials remain ongoing. All of our other product candidates are still in preclinical development.

•

We cannot be certain of the timely completion or outcome of our preclinical testing and clinical trials. The results of preclinical studies may not be predictive of the results of clinical trials, and the results of early-stage clinical trials may not be predictive of the results of later-stage clinical trials. In addition, interim and preliminary data from our clinical trials that we announce from time to time, such as the recently announced interim data from our ongoing Phase 1/2 clinical trials of ARV-110 and ARV-471, may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data. If we are unable to obtain, or there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, our business will be materially harmed and our ability to generate revenue from product sales will be materially impaired.

•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

•

We rely, and expect to continue to rely, on third party manufacturing organizations for the manufacture of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials, and we expect to continue to do so for commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

•

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies to degrade disease-causing proteins. We use our PROTAC Discovery Engine, our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. Our small-molecule PROTAC technology has the potential to address a broad range of intracellular disease targets, including those representing the up to 80% of proteins that cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in oncology (including immuno-oncology), neuroscience, and other therapeutic areas.

We have designed and optimized our PROTAC Discovery Engine for the discovery of PROTAC therapeutics to address diseases caused by abnormal proteins or aberrant protein expression. We engineer our PROTAC targeted protein degraders to tag a target protein for degradation through the ubiquitin proteasome system, one of the cell’s natural protein disposal systems, and then to iteratively degrade additional target protein molecules. The PROTAC Discovery Engine includes advanced screening capabilities, including in-house high-throughput and DNA-encoded library screening abilities that are tailored to the needs of incorporation into PROTAC protein degraders and to optimize their drug-like properties. Following selection and identification, we use tools including predictive computational modeling and privileged linkers that allow the potential for increased potency and selectivity. Finally, we have utilized our own proprietary PROTAC-specific optimization strategies, which we refer to as the Arvinas Rules, to create PROTAC degraders that, for example, are capable of being delivered through multiple routes of administration, including oral delivery, as well as PROTAC targeted protein degraders that are able to penetrate the blood brain barrier.

Our two lead product candidates are ARV-110 and ARV-471. We are developing ARV-110, a PROTAC protein degrader targeting the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. We initiated a Phase 1 clinical trial of ARV-110 in March 2019. This Phase 1 trial is designed to assess the safety, tolerability and pharmacokinetics of ARV-110 and also includes measures of anti-tumor activity as secondary endpoints, including reduction in prostate specific antigen, or PSA, a well-recognized biomarker of prostate cancer progression. We received Fast Track designation for ARV-110 for mCRPC in May 2019. In October 2020, we initiated ARDENT, the Phase 2 expansion portion of the ARV-110 clinical trial.

We are also developing ARV-471, a PROTAC protein degrader targeting the estrogen receptor protein, or ER, for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We initiated a Phase 1 clinical trial of ARV-471 in August 2019. This Phase 1 trial is designed to assess the safety, tolerability and pharmacokinetics of ARV-471 and also includes measures of anti-tumor activity as secondary endpoints. We amended the protocol for our Phase 1 clinical trial for ARV-471 in the first quarter of 2020 to include the Phase 2 expansion cohort and in the fourth quarter of 2020 to include a Phase 1b cohort expansion of ARV-471 in combination with Ibrance® (palbociclib). In February 2021, we initiated VERITAC, the Phase 2 expansion portion of the ARV-471 clinical trial.

In our preclinical studies, these lead product candidates have demonstrated potent and selective protein degradation. We believe favorable clinical trial results in these initial oncology programs would provide validation of our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins regardless of therapeutic area.

We expect to file an investigational new drug, or IND, application and initiate a Phase 1 trial in the first half of 2021 for ARV-766, an AR degrader developed to target and degrade wild-type and mutated AR including at least one additional, clinically relevant AR point mutation as compared to ARV-110.

In addition to our clinical product candidates, we are expanding our pipeline by utilizing our platform to potentially address currently undruggable targets. Unlike existing small molecule inhibitor therapies, our PROTAC targeted protein degraders can degrade proteins using any available binding site, including low-affinity active binding sites or non-functional binding sites, bringing biological utility to ligands that would otherwise be ineffective. While some gene-based medicines are also seeking to address undruggable targets, our PROTAC targeted protein degraders confer the advantages of traditional small molecule therapies, such as broad tissue distribution, multiple routes of administration, including oral delivery, a well-established development pathway and relative ease of manufacturing.

We are further diversifying our pipeline by developing new PROTAC targeted protein degraders against targets for which we believe protein degradation offers advantages to existing therapeutic modalities. For example, we are pursuing targets for the treatment of neurodegenerative diseases, including tauopathies, which are diseases associated with an aggregation of tau proteins in the brain, such as Alzheimer’s disease. We have engineered PROTAC targeted protein degraders that, in preclinical studies, have successfully achieved blood brain barrier penetration, a key step in developing drugs with the potential to treat neurodegenerative targets. We believe there are many other indications for which our PROTAC technology may be advantageous. In an effort to realize the full potential of our PROTAC technology, our ongoing strategic collaborations with Pfizer Inc., or Pfizer, Genentech, Inc. and F. Hoffman-La Roche Ltd, collectively referred to as Genentech, and Bayer AG, or Bayer, address targets across multiple therapeutic areas.

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

Our Strategy

Our goal is to discover, develop, and commercialize therapies that improve the lives of patients suffering from cancer, neurological disorders and other serious diseases. We engineer PROTAC protein degraders that are designed to selectively remove disease-causing proteins, and we believe that our proprietary PROTAC technology is a new therapeutic modality with the potential to provide distinct advantages over existing therapies and to address a broad range of targets, including undruggable proteins. The key elements of our strategy are to:

•

Advance clinical development of our lead programs, which address the well-understood oncology targets AR and ER. Our strategy for our PROTAC platform includes the initial pursuit of oncology targets with well-understood biology, well-characterized disease models and established biomarkers. We are conducting a Phase 1 dose escalation and Phase 2 dose expansion clinical trial for ARV-110 in men with mCRPC and a Phase 1 dose escalation and Phase 2 dose expansion clinical trial for ARV-471 (and a Phase 1b cohort expansion for ARV-471 in combination with Ibrance® (palbociclib)) in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We believe favorable clinical trial results in these initial oncology programs would validate the broader therapeutic potential of our PROTAC technology and PROTAC Discovery Engine.

•

Utilize our PROTAC Discovery Engine platform to address undruggable and difficult-to-drug targets. We are applying our platform to develop treatments for diseases associated with a prioritized subset of the up to 80% of proteins that cannot be addressed by existing small molecule therapies, commonly referred to as undruggable targets. Our platform enables us to build PROTAC targeted protein degraders with the potential to degrade these proteins through the cell’s natural protein degradation process using any available binding site, including low-affinity active binding sites or non-functional binding sites, bringing biological utility to ligands that would otherwise be inactive. We also believe that many “difficult-to-drug” targets, where prior approaches are inadequate, will also provide opportunities to apply our PROTAC Discovery Engine.

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

•

Selectively collaborate to realize the full potential of our platform. We are using our PROTAC Discovery Engine. to build an extensive pipeline of product candidates for which we retain full development and commercialization rights across a wide range of diseases. In an effort to realize the full potential of our PROTAC technology, our ongoing strategic collaborations with Bayer, Genentech and Pfizer address targets across multiple therapeutic areas. In addition to these collaborations in human therapeutics, we established a joint venture called Oerth Bio LLC, or Oerth, with Bayer to pursue our PROTAC technology in agricultural applications. We plan to continue to selectively pursue collaborations with leading biopharmaceutical companies with specialized capabilities or know-how, including global development and commercial expertise and capabilities. We believe this selective approach to collaboration will further broaden the therapeutic reach of our PROTAC technology, as well as complement and expand our internal development expertise.

•

Continue to expand the capabilities of our PROTAC Discovery Engine and the breadth of our intellectual property portfolio. We are investing in our research and development activities to expand the capabilities of our PROTAC Discovery Engine and the breadth of our intellectual property portfolio. This includes: research into novel E3 ligases, key proteins in the ubiquitin proteasome system, that may have tissue-specific or disease-specific features; the discovery of novel binding ligands; the discovery of orally bioavailable and blood brain barrier penetrant PROTAC protein degraders; and improvement of our PROTAC targeted protein degrader design and optimization processes. We have exclusive worldwide rights to our platform technology, as well as issued patents for composition of matter in the United States and patent applications pending for composition of matter in key countries for our ARV-110, ARV-471 and ARV-766 product candidates and patent applications pending for composition of matter in the United States and key countries for our exploratory programs. We also have patents and pending patent applications for broad platform coverage for other PROTAC targeted protein degraders using specific E3 ligases.

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

IND dates referenced in the table above are anticipated; ER+/HER2-, estrogen receptor+/human epidermal growth factor receptor 2-; NSCLC, non-small-cell lung carcinoma; CRC, colorectal cancer; FTLD-tau, frontotemporal lobar degeneration-tau; PSP, progressive supranuclear palsy; AD, Alzheimer’s disease, MSA, multiple systems atrophy.

We classify our programs as in the exploratory stage of development when we are synthesizing and testing PROTAC protein degraders to evaluate degradation of the selected target, differential biology compared to inhibitors, and proof of concept pharmacodynamics and efficacy in vivo. A program advances to the research stage when we have identified a lead PROTAC protein degrader that demonstrates promising activity in in vitro and in vivo biological models relative to defined criteria. In the research stage, we are working to optimize the PROTAC protein degraders for a desired profile, including degradation potency, selectivity, drug metabolism and pharmacokinetics, pharmacodynamic activity and in vivo efficacy, and we have begun characterizing preclinical tolerability and toxicology. A program enters the IND-enabling stage once we are performing studies intended to support the submission of an IND application, including expanded toxicology, drug product optimization and IND documentation preparation.

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

RNAi approaches operate at the RNA level
Small molecules, including PROTACs, operate at the protein level
DNA
mRNA translation to protein
mRNA
DNA transcription to mRNA
Gene therapy and gene editing approaches operate at the DNA level

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

Gene therapy approaches act by augmenting the errant protein with normal protein by using viral vectors to introduce DNA from an exogenous source that codes for a functional protein. While there have been promising advances in this field, the fundamental approach is limited by delivery, expression efficacy, pre-treatment conditioning, durability and manufacturing challenges that curtail the practical utility of gene therapy.

Gene editing or gene silencing approaches such as CRISPR/Cas9, RNA interference and antisense act by either correcting or inactivating, or knocking out, the gene that would otherwise be transcribed and translated to express the errant protein. By correcting or knocking out the gene, the errant protein is never made, preventing its downstream negative effects. In the case of CRISPR/Cas9, the resulting modification of the gene occurs at the DNA level and is believed to be irreversible. While there are examples of approved therapies in this field that have the potential to correct specific genetic defects, gene editing and gene silencing approaches generally face delivery, stability, biodistribution, specificity and selectivity challenges, in addition to significant manufacturing hurdles.

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

Our Discovery Platform—PROTAC Discovery Engine

We have designed and optimized our PROTAC Discovery Engine for the discovery of PROTAC targeted protein degrader therapeutics to address diseases caused by abnormal proteins or aberrant protein expression. The PROTAC Discovery Engine includes advanced screening capabilities, including in-house high-throughput and DNA-encoded library screening abilities that are tailored to the needs of incorporation into PROTAC protein degraders and to optimize their drug-like properties. Following selection and identification, we use tools including predictive computational modeling and privileged linkers that allow the potential for increased potency and selectivity. Finally, we have utilized our own proprietary Arvinas Rules to create PROTAC degraders that, for example, are capable of being delivered through multiple routes of administration, including oral delivery, as well as PROTAC targeted protein degraders that are able to penetrate the blood brain barrier.

Design and Optimization of our PROTAC Targeted Protein Degraders

As genomic knowledge and advances in genome mapping have increased, the understanding of proteins implicated in diseases has similarly increased. We undertake a rigorous evaluation process to prioritize protein targets for which we believe our PROTAC approach can achieve differentiated clinical outcomes for patients over existing modalities. Our PROTAC Discovery Engine is built from nearly 20 years of experience, know-how, and intellectual property and comprises three stages:

Ligase Selection and Ligand Identification

•

E3 KnowledgeBase - The human body has more than 600 E3 ligases, and we select ligands for E3 ligases from our proprietary library for incorporation into our PROTAC targeted protein degraders. We continue to research additional E3 ligases that are expressed in specific tissues or diseases, and identify or discover associated binding ligands, to create novel PROTAC protein degraders that recruit E3 ligases with targeted expression patterns, such as tumor or central nervous system-localized E3 ligases, that may be beneficial for the development of targeted cancer and neurologic therapies. We believe our success with the diverse set of E3 ligases that we are currently employing and the binders of other E3 ligases that we are researching provide us with a competitive advantage as we develop a range of products with different technical characteristics.

•

Advanced Screening Capabilities - We select ligands for incorporation into our PROTAC targeted protein degraders from a variety of sources. The ligands we select, which target the desired protein for degradation or E3 ligase for incorporation into our PROTAC targeted protein degraders, may include (1) de novo ligands discovered through high-throughput screening, biophysical directed binding approaches, virtual or in silico computer-based screening, and affinity-based hit identification through our in-house DNA-encoded libraries that that are tailored to the needs of incorporation into PROTAC protein degraders and to optimize their drug-like properties or (2) ligands that are known to bind protein targets but may have faced therapeutic limitations that we believe our PROTAC technology can overcome, such as lack of potency or function, metabolic instability or off-target effects.

Rapid PROTAC Design

•

Zone of Ubiquitination - Bringing the targeted protein and the E3 ligase together into a trimer complex is necessary but not sufficient for degradation. We use structural and biochemical information to predict precisely which lysine residues on the target protein can be “tagged” with ubiquitin, and we design PROTAC degraders to exploit this knowledge.

•

ANGLE: Arvinas Next Generation Linker Evolution -We connect the selected protein-targeting ligands and E3 ligase ligands with our privileged chemical linkers. Linker selection is critical for rapid identification of protein degraders and can introduce function and selectivity to a nonfunctional or nonselective binding ligand upon incorporation into a PROTAC targeted protein degrader molecule. Linker composition can also be used to modulate properties of our PROTAC targeted protein degraders, such as membrane permeability, aqueous solubility, metabolic stability and biodistribution. We select from a proprietary library of conformationally privileged linkers to enable the efficient formation of the trimer complex essential to ubiquitin transfer and protein degradation.

•	Predictive Computational Modeling - We use trimer structure-based computational modeling and design algorithms to rapidly identify potent degraders.
•

Proteomics - A PROTAC degrader is often more selective than the targeting warhead. We have proteomics capabilities that enable us to understand that specificity in precise detail and iterate quickly to optimize the selectivity of our PROTAC degraders for the protein target.

Turning Degraders into Drugs

•

Arvinas Rules- Optimization of traditional small molecule agents tends to focus on guidelines that increase the chances of such molecules having sufficient permeability and solubility to make them orally bioavailable. Chimeric small molecules, including our PROTAC targeted protein degraders, are larger than traditional small molecule therapeutics, such that the conventional optimization parameters prevalent in traditional drug discovery do not readily apply. As such we have developed and apply our own proprietary Arvinas Rules for our PROTAC targeted protein degraders. Through our Arvinas Rules, we have made PROTAC targeted protein degraders that are orally bioavailable and that cross the blood brain barrier.

•

Deep knowledge of in vivo PK/PD and efficacy relationships- Our understanding of molecular features that impact PROTAC biodistribution and target degradation, in the body, enables us to create PROTAC degraders with drug-like properties and activities. We can use this understanding to rapidly progress from target identification to PROTAC optimization and development.

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

Potency

The potency of our PROTAC technology is driven by two key characteristics: the iterative mechanism of our PROTAC targeted protein degraders and the ability to turn weak binders into potent degraders.

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

Versatility

We believe our PROTAC targeted protein degraders may have potential application in a wide range of therapeutic areas because the E3 ligases we currently target are expressed widely across tissue types. Ligands that bind to some proteins may be of only weak affinity. However, we believe that our PROTAC technology will allow the degradation of proteins through such low affinity active binding sites or non-functional binding sites. Our ability to design weak binding PROTAC targeted protein degraders that nonetheless initiate rapid ubiquitination and subsequent degradation of targeted proteins has the potential to expand the number of disease-causing proteins targeted for drug development to include the up to 80% of proteins that cannot be addressed by existing small molecule therapies and are currently considered undruggable. We believe that rendering these targets druggable for the first time represents the true breadth and potential of our PROTAC Discovery Engine.

We conducted an experiment designed to demonstrate that non-functional binding sites, analogous to those that may be present on proteins considered undruggable, can be used to target proteins for degradation by PROTAC targeted protein degraders. The figure below depicts a structural model of the Abl tyrosine kinase. This protein kinase possesses an enzymatic active site that is inhibited by the marketed small molecule, imatinib. The Abl kinase also has a second, non-functional active site, called an allosteric site, in its structure that can bind a different small molecule, named GNF-2, which despite binding allosterically (with a relatively weak KD of 500 nM), inhibits only the wild type protein (C-Abl), but not BCR-Abl-a mutated form of Abl implicated in chronic myelogenous leukemia.

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

Our Programs

ARV-110 for the Treatment of Men with Metastatic Castration-Resistant Prostate Cancer

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

Prostate Cancer

In the United States, prostate cancer is both the second most prevalent cancer in men and the second leading cause of cancer death in men. Current estimates predict that one in nine men will be diagnosed with prostate cancer in his lifetime. The American Cancer Society estimates that in 2021 there will be over 248,000 new cases of prostate cancer in the United States and approximately 34,000 deaths from the disease. Men with mCRPC have a poor prognosis and a predicted survival rate of fewer than two years from the initial time of progression.

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

Preclinical Development

We have conducted a comprehensive preclinical program to study ARV-110 as a potential treatment for men with mCRPC and initiated a Phase 1 clinical trial in March 2019 and the Phase 2 expansion cohort of that clinical trial in October 2020.

In in vitro models, ARV-110 degraded 95% to 98% of AR in multiple cell lines typically used in prostate cancer research.

ARV-110 is also highly selective for AR. A proteomic analysis of VCaP cells treated in vitro with ARV-110 at a 10 nM concentration for eight hours demonstrated that only AR was degraded from the nearly 4,000 measured proteins.

Importantly, in addition to AR degradation and selectivity, we have observed in preclinical studies the ability of ARV-110 to potently inhibit prostate cancer cell growth and reduce PSA levels. In addition to guiding treatment decisions, reduction in PSA is often an indicator of the effectiveness of treatment in clinical trials, although it is not recognized as a surrogate endpoint for purposes of regulatory approval. For example, ARV-110 demonstrated equivalent reduction in PSA to enzalutamide at ten-fold lower concentration levels in an in vitro inhibition study of PSA synthesis in Lymph Node Cancer of the Prostate cells, which are androgen-sensitive human prostate adenocarcinoma cells, that have been engineered to overexpress AR.

In in vivo mouse models, ARV-110 has inhibited AR-dependent tumor growth, in a statistically significant manner. ARV-110 exhibited superior tumor growth inhibition compared to enzalutamide in both castrated and intact (non-castrated) xenograft models derived from VCaP cell lines.

To assess the ability of ARV-110 to treat enzalutamide-resistant cancers, we conducted in vivo studies of ARV-110 in an enzalutamide-resistant VCaP xenograft model. These VCaP tumors acquired resistance to enzalutamide after being continuously propagated in castrated, enzalutamide treated mice for approximately three years. This resistance can be seen in the figure below, as tumors in mice dosed with enzalutamide grew at nearly the same rate as tumors in mice dosed only with the drug vehicle-a control similar to dosing a placebo. Orally delivered ARV-110 significantly inhibited tumor growth, described as tumor growth inhibition, or TGI, in these enzalutamide-resistant VCaP tumors.

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

In the rat study, a no observed adverse effect level, or NOAEL, of 40 milligrams per kilogram, or mpk, the mid-dose, in female animals and 120 mpk, the high dose, in male animals was identified. All findings observed in male high-dose animals were considered reversible by the study director. Atrophy of the prostate and seminal vesicles was noted in male animals at all dose levels and we believe is attributable to the pharmacologic activity of ARV-110.

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

Our Phase 1/2 Clinical Trial

In March 2019, we initiated dosing in a Phase 1 clinical trial of ARV-110. Our Phase 1 trial is designed as an open label, dose-escalation study of ARV-110 in approximately 28 to 60 men with mCRPC whose disease has progressed on at least two prior systemic therapies, one of which must have been enzalutamide or abiraterone. The Phase 1 trial is designed to primarily investigate the safety and tolerability of ARV-110. Secondary endpoints include characterization of ARV-110’s pharmacokinetic profile and preliminary assessment of biochemical and clinical activity based on evaluation of PSA levels, and radiographic measurement of evaluable lesions. The anti-tumor effects of ARV-110 in measurable lesions will be assessed using Response Evaluation Criteria in Solid Tumors, or RECIST, a standardized set of rules for response assessment based on tumor shrinkage which is widely used in oncology clinical trials. We also will evaluate exploratory markers of disease burden, such as circulating tumor cell enumeration, as exploratory endpoints of the trial. The dose escalation portion of the trial is enrolling patients at four study centers in the United States. The protocol provided for a starting dose of 35 mg/day, administered orally. Up to a total of 20 patients (inclusive of patients previously enrolled at a given dose level) may be added to a previously studied dose escalation cohort once that dose has been deemed safe for further development. Eligible patients include those who have received at least two prior approved therapies for castrate-resistant prostate cancer (at least one of which must be abiraterone or enzalutamide).

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

In May 2020, we announced updated data from the Phase 1/2 clinical trial for ARV-110. The data showed evidence of in-tumor AR reduction. As of the April 20, 2020 data cut-off, 20 patients were evaluable for prostate-specific antigen, or PSA, response, including 12 patients treated at 140 mg or higher. These 12 patients exclude one patient who received two weeks of therapy prior to discontinuing due to a rosuvastatin-related dose limiting toxicity.

Of the 12 patients treated at 140 mg and above, circulating tumor DNA analysis of five patients showed AR forms (L702H point mutations and AR-V7 splice variants) not degradable by ARV-110 in preclinical studies. In the group of seven remaining patients who had degradable forms of AR (other AR point mutations, AR amplification and wildtype AR), two patients achieved confirmed PSA responses that remained ongoing, as of the cut-off.

One of these patients had a 74% decline from baseline in PSA and remained without progression after 30 weeks, as of the data cut-off. This patient did not have measurable disease at baseline for assessment by RECIST. The second patient had both a deep PSA response (97% decline from baseline) and a confirmed partial RECIST response (80% decrease from baseline in tumor mass) and remained without progression after 18 weeks, as of the data cut-off. Both responses, which were in patients at the 140 mg dose, were achieved by ARV-110 despite prior treatment with enzalutamide, abiraterone, chemotherapy and other therapies. Tumors from both patients have H875Y and T878A point mutations in AR, which are known to drive resistance to current standard of care treatments and have been degraded by ARV-110 in preclinical studies. In addition to these two patients, PSA reductions were observed in other patients but did not meet a 50% reduction in PSA threshold at data cutoff, and four patients remained on ARV-110 without radiographic progression for at least 20 weeks.

A potential drug-drug interaction between ARV-110 and rosuvastatin, or ROS, was identified during the trial. Of the 22 patients enrolled, two had concurrent use of ROS. One patient receiving 280 mg ARV-110 experienced a Grade 4 dose-limiting toxicity of elevated aspartate transaminase/alanine transaminase, or AST/ALT, liver enzymes followed by acute renal failure. The second patient, receiving 70 mg ARV-110, experienced a Grade 3 AST/ALT elevation, which resolved after the removal of ROS, and the patient was retreated with ARV-110. Follow-up exploratory findings indicate that ROS concentrations, but not ARV-110 concentrations, were elevated in both patients who had liver function test increases. Subsequent in vitro transport pump studies indicated that ARV-110 inhibited breast cancer resistant pump transporter, of which ROS is a substrate. Following the initial data that supported a potential interaction with ROS, concomitant use of ROS was precluded, and as of the cut-off date no other ARV-110 related Grade 3 or 4 adverse events had been reported. Six other patients had, as of the data cut-off date, received concomitant non-ROS statins without AST/ALT adverse events.

In the first and third quarters of 2020, we amended the protocol for our Phase 1 clinical trial for ARV-110. These amendments included the addition of a Phase 2 expansion cohort.

In December 2020, we announced updated interim data from the dose escalation portion of our clinical trial.

We reported that ARV-110 exposures have risen dose proportionally, and at 420 mg oral daily dosing, exposures in nearly all patients have surpassed a threshold we associated with tumor growth inhibition with ARV-110 in enzalutamide-resistant preclinical models of prostate cancer.

In the dose escalation portion of the trial, 76% of patients had been treated with prior chemotherapy, and 82% previously received both abiraterone and enzalutamide. Patients had a median of five prior lines of therapy. Multiple lines of therapy in nonmetastatic and metastatic castrate resistant prostate cancer are associated with a decreased responsiveness to AR-directed therapies and an increase in tumor heterogeneity, including in genetic mutations, which reduce the tumor’s dependence on the AR signaling axis. Analysis of trial patient tumor DNA showed that 84% of patients in the trial had at least one and often several non-AR gene mutations. As such, these patients would not be expected to respond to AR-directed agents such as ARV-110. In addition, we found that rates of certain AR mutations have been found to be higher than we anticipated based on previously published studies of men with mCRPC.

We have identified a molecularly defined, late-line population with a particularly strong response to ARV-110. Two of five patients (40%) with multiple AR mutations, including T878 and/or H875, had PSA reductions equal to or greater than 50%, or PSA50 response, and one patient had a tumor size reduction of 80%.

In addition, two of 15 patients (13%) with wild-type AR also had a PSA50 response, representing activity in a broader patient population. In the full group of patients with exposures above the minimum threshold we predicted to be efficacious by preclinical studies, four of 28 (14%) had PSA reductions greater than 50%. We believe that this PSA50 response rate is substantially higher than would be expected from approved AR-directed therapies in such late line patients. Specifically, PSA50 response rates from standard-of-care AR-directed therapies generally decrease to 8%-15% in mCRPC patients with fewer prior therapies.

The dual signals of ARV-110 activity in a molecularly defined population (T878/H875) and in AR wild-type patients support our two-pronged strategy for ARV-110 development and suggest a robust opportunity to address unmet need in patients with mCRPC.

In October 2020, we initiated the ARDENT Phase 2 expansion portion of the trial comprising patient subgroups at a dose of 420 mg daily and with the possibility of adding a further dose or schedule. T878/H875 patients will be enriched in a subgroup to ensure sufficient patient numbers in an effort to confirm the potential for accelerated regulatory approval for ARV-110 in this population. A separate subgroup will enrich for less-pretreated patients (i.e., no prior chemotherapy and with only one previous second-generation AR-directed therapy, such as enzalutamide or abiraterone), to ensure sufficient numbers of patients whose tumors are expected to be more AR-dependent, less genetically complex, and potentially more responsive to ARV-110.

We expect to provide complete data from the dose escalation portion of the Phase 1/2 trial in 2021 and provide interim data from the ARDENT Phase 2 expansion portion of the Phase 1/2 trial in the second half of 2021, with full data following in 2022. In 2021, we also expect to begin at least one Phase 1b combination trial with a standard-of-care prostate cancer therapy and provide data in 2022.

ARV-766 for the Treatment of Men with Metastatic Castration-Resistant Prostate Cancer

We are developing ARV-766 to target and degrade wild-type and mutated AR including at least one additional, clinically relevant AR point mutation, the L702H point mutation, which ARV-110 does not degrade. The L702H point mutation in the ligand-binding domain of AR results in activation of the AR by glucocorticoids and can cause resistance to a standard of care regimen. Recent studies have reported that between approximately 2-9% of patients with mCRPC had an L702H point mutation. We expect to file an IND application for ARV-766 and initiate a Phase 1 dose escalation clinical trial in the first half of 2021, and if ARV-766 progresses as planned, we expect to provide data from the Phase 1 clinical trial and transition to Phase 2 in 2022.

Next Generation AR Degraders

We are developing additional PROTAC targeted protein degraders capable of degrading certain AR splice variants. We expect that results from our Phase 1/2 clinical trials of ARV-110 and ARV-766 will provide further data on the role of androgen receptor splice variant-7, or AR-V7, in prostate cancer. ARV-110 and ARV-766 bind to full-length AR at its ligand-binding domain. AR-V7 is a truncated form of AR that lacks the ligand-binding domain necessary to bind with ARV-110 and ARV-766 and which ARV-110 and ARV-766 therefore do not degrade. AR functions as a dimer, a complex made up of two individual AR proteins. AR-V7 can form a dimer with a full-length AR, and such non-identical protein dimers are called heterodimers. We believe that ARV-110 and ARV-766, by degrading the full-length AR component of the heterodimer, could successfully inactivate AR-V7-directed signaling. Although shown to form a heterodimer preclinically, there is uncertainty as to whether AR-V7 and AR form a heterodimer in patients’ tumors. It is also possible that AR-V7 signals through V7-only dimers, which would be unaffected by ARV-110 and ARV-766. Although the presence of AR-V7 has been shown to correlate with a lack of response to enzalutamide and abiraterone, a published study demonstrated that approximately 40% of patients with AR-V7 expressing circulating tumor cells show a PSA response to enzalutamide. Given the evolving potential role of AR-V7 in prostate cancer, as a follow-on to ARV-110 and ARV-766, we are exploring the identification and development of a PROTAC targeted protein degrader that can degrade AR-V7 directly, as well as other AR splice variants.

ARV-471 for the Treatment of Patients with Locally Advanced or Metastatic ER Positive / HER2 Negative Breast Cancer

We are developing ARV-471, an orally bioavailable ER degrading PROTAC targeted protein degrader, as an alternative to, and potentially more potent degrader than, the intramuscular injection fulvestrant and other selective ER degraders currently in development for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. Similar to our AR program, we have chosen ER degradation as a therapeutic focus given the well-documented biology of ER signaling as a principal driver in a high percentage of breast cancers. ARV-471 has demonstrated activity in ER positive breast cancer preclinical models. We are clinically investigating ARV-471 for use as a single agent and in combination with cyclin-dependent kinase (CDK) 4/6 inhibitors such as palbociclib. We believe ARV-471 has the potential to improve clinical outcomes over current standards of care for patients with locally advanced or metastatic ER positive / HER2 negative breast cancer.

Breast Cancer

In the United States, breast cancer is the second most common cancer and the second leading cause of cancer death in women. The American Cancer Society estimates that in 2021 there will be approximately 281,000 women diagnosed with invasive breast cancer in the United States. Metastatic breast cancer accounts for approximately 6% of newly diagnosed cases. Approximately 80% of newly diagnosed breast cancers are ER+, with many patients developing resistance to current treatment options over time.

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

A current standard of care for patients with ER positive / HER2 negative locally advanced or metastatic breast cancer is fulvestrant, an ER degrader administered as a monthly intramuscular injection, either as a single-agent or in combination with another targeted therapy. While fulvestrant has validated the importance of ER degradation as a therapeutic intervention, up to 50% of ER can remain when compared to baseline levels after six months of treatment with fulvestrant, providing an opportunity for more potent ER degraders, such as ARV-471, our PROTAC targeted protein degrader.

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

In in vivo experiments ARV-471 has achieved superior tumor growth inhibition and degradation compared to fulvestrant. We have tested ARV-471 for tumor growth inhibitory activity using an industry-standard MCF-7 xenograft mouse model. MCF-7 is a well-characterized estradiol-dependent ER positive / HER2 negative cell line that forms tumors when implanted in the mammary fat pad of female mice. As shown in the figure below, ARV-471 resulted in very high tumor growth inhibition when dosed daily orally at 10 mpk and more than 80% tumor shrinkage when dosed daily orally at 30 mpk for 28 days. At both doses, ARV-471 demonstrated superior activity compared to a clinically relevant dose of fulvestrant, which is 200 mpk twice per week for two weeks and then once per week for two weeks.

After 28 days of dosing in this efficacy study, the MCF-7 tumors were removed from the mice and processed for western blots to observe the level of ER degradation induced by oral dosing of ARV-471. ARV-471 reduced ER by 85%, on average, at 10 mpk as compared to the control tumors and by 89%, on average, at 30 mpk as compared to the control tumors.

We have also conducted preclinical studies to test ARV-471 in a PDX model. This model is derived from a tumor with an ESR1 mutation (Y537S), which is a mutation in the ER that occurs in patients who have been treated with standard-of-care agents such as tamoxifen or an aromatase inhibitor, such as letrozole, and has been cited as a mechanism of resistance to those drugs. These studies included a comparison with fulvestrant. In this 28-day dosing study, oral ARV-471 inhibited tumor growth by 99% at the 10 mpk dosing level and by 106% at the 30 mpk dosing level which was observed to be superior at both dosing levels to a clinically relevant dose of 200 mpk of fulvestrant. Further, ARV-471 was shown to reduce ER by 79% and 88% at the 10 mpk and 30 mpk dosing levels, respectively, compared with 63% at the 200 mpk of fulvestrant dosing level.

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

We believe that ARV-471 may also show compelling activity in combination with other targeted agents currently used or in clinical trials for locally advanced or metastatic breast cancer including PI3K and mTOR inhibitors and plan to test these combinations in preclinical models.

We conducted IND-enabling GLP toxicology studies with ARV-471 in rats and dogs to support advancement of ARV-471 into clinical development. The designs for these studies called for animals to be treated once daily, orally for 28 days, followed by a 28-day recovery period at each dose level in the rat study and for the high dose animals only in the dog study.

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

Our Phase 1/2 Clinical Trial

In August 2019, we initiated dosing in a Phase 1 clinical trial for ARV-471. The trial is an open-label dose-escalation study in which we expect to dose approximately 28 to 36 patients with locally advanced or metastatic ER positive / HER2 negative breast cancer who have progressed on at least two prior endocrine therapy regimens and a CDK4/6 inhibitor. Eligible patients may have also received up to three prior regimens of cytotoxic chemotherapy. The protocol provides for a starting dose of 30 mg/day, administered orally.

In the first and fourth quarters of 2020, we amended the protocol for our Phase 1 clinical trial for ARV-471, to include the Phase 2 expansion cohort and a Phase 1b cohort expansion of ARV-471 in combination with Ibrance® (palbociclib), respectively.

The Phase 1/2 trial is designed to primarily investigate the safety and tolerability of ARV-471 and characterize its pharmacokinetic profile. ER degradation by comparing ER levels in pre-treatment and post-treatment tumor biopsies in patients with appropriate lesions will also be evaluated as a secondary endpoint. Other secondary endpoints include the evaluation of anti-tumor response in patients with measurable disease using RECIST.

In October 2019, we shared preliminary data from three patients enrolled in the first dose escalation cohort (30 mg). At that dose ARV-471 was well tolerated, with no dose-limiting toxicities and no treatment-related adverse events observed. The data presented showed that average plasma exposures of ARV-471 in the 30 mg dose cohort reached levels associated with tumor growth inhibition in preclinical studies.

In December 2020, we announced updated interim data from the dose escalation portion of our ongoing Phase 1/2 clinical trial of ARV-471 in patients with locally advanced or metastatic ER+/HER2- breast cancer.

As of the data cut-off date of November 11, 2020, 21 adult patients with locally advanced or metastatic ER+/HER2- breast cancer were dosed with ARV-471 (orally, once-daily) in the Phase 1 clinical trial. 100% of these patients were previously treated with a CDK 4/6 inhibitor, 71% of patients also received prior fulvestrant, and 23% of patients were also pretreated with investigational selective estrogen receptor degraders or SERDs. Overall, patients had a median of five prior therapies.

One patient in the ARV-471 trial had a confirmed partial response, with a 51% reduction in target lesion size as assessed by RECIST. In addition to the confirmed partial response, two additional patients had unconfirmed partial responses and one additional patient demonstrated stable disease with greater than 50% target lesion shrinkage. For a clinical benefit rate, or CBR, evaluation, 12 patients had sufficient follow-up to be included. Five of 12 patients (42%) achieved CBR. CBR is defined to include partial responses, complete responses and stable disease at 6 months. Three of these five patients had previously received fulvestrant, and another was treated with two investigational SERDs.

ARV-471 was well tolerated at all dose levels, as of the data cut-off date. The most common treatment-related Grade 1-2 adverse events were nausea (24%), arthralgia (19%), fatigue (19%), and decreased appetite (14%). None of these led to discontinuation or dose reduction of ARV-471. No patients reported treatment-related Grade 3 or 4 adverse events, and no dose-limiting toxicities have been reported. A maximum tolerated dose has not been reached and dose escalation continues.

The plasma exposures of ARV-471 have been dose proportional up to and including 360 mg orally once daily and have substantially exceeded our predicted thresholds of efficacy based on preclinical studies. The estimated half-life of ARV-471 is 28 hours, supporting a once-daily schedule of administration. Analysis of five paired tumor biopsies at doses up to 120 mg provide compelling proof of mechanism for ARV-471. At those doses, we have observed ER degradation up to 90% (average of 62%).

We believe that the interim data from our ongoing clinical trial compares favorably to previously reported Phase 1 clinical trial results of other SERDs with respect to tolerability, ER degradation and efficacy signals.

We expect to complete the dose escalation portion of the Phase 1/2 clinical trial of ARV-471 in the first half of 2021. In February 2021, we initiated the VERITAC Phase 2 expansion portion of the trial at 200 mg daily with the possibility of adding a second dose level. We anticipate sharing interim data from the VERITAC dose expansion portion in 2022.

We initiated a Phase 1b cohort expansion of ARV-471 in combination with Ibrance® (palbociclib) in December 2020. This trial will evaluate the safety and tolerability of ARV-471 in combination with palbociclib and seek to identify a recommended combination dose.

We expect to begin two additional studies of ARV-471 in the second half of 2021: a combination trial of ARV-471 with another targeted therapy in second and/or third line metastatic breast cancer, and a window of opportunity study in early breast cancer.

The combined data from these studies will inform our global development strategy and path forward toward the goal for ARV-471 to become the leading endocrine therapy in ER+/HER2- breast cancer.

Our Exploratory and Research Programs

Neurodegenerative Diseases

Neurodegenerative diseases are generally progressive in nature and result in the degeneration and often death of neurons in the brain, leading to cognitive decline, functional impairment and eventually death. These diseases affect a rapidly growing patient population and represent one of the largest unmet medical needs of our time. Alzheimer’s and Parkinson’s diseases encompass the largest patient populations among the neurodegenerative diseases. The Alzheimer’s Association estimated that more than 5 million Americans aged 65 and older were living with Alzheimer’s dementia in 2020, and the Parkinson’s Foundation estimated that nearly one million Americans are living with Parkinson’s disease. Alzheimer’s disease is marked by the progressive accumulation of aggregated tau protein, while aggregation of alpha-synuclein is thought to cause Parkinson’s disease.

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

Developing PROTAC Targeted Protein Degraders that Degrade Proteins Associated with Neurodegenerative Diseases

We have conducted preclinical studies to establish the potential of our PROTAC Discovery Engine in the CNS for the treatment of neurodegenerative diseases, including tauopathies, the largest of which is Alzheimer’s disease. We have demonstrated that tau PROTAC protein degrader molecules could be dosed peripherally and degrade pathogenic tau in the brain of a mouse tauopathy model. The figure below shows a greater than 95% reduction in pathologic tau in the cortex of the brain of the Tg2508 mouse model 24 hours following a single parenteral administration of two different tau targeting PROTAC degraders, PROTAC-A at 15 mg per kg and PROTAC-B at 30 mg per kg. We anticipate filing an IND application for our tau program in 2022.

2 AUC, or area under the curve, for pathologic tau was measured from the cortex region of the brain by WESTM capillary electrophoresis.

**** Tukey's multiple comparisons test p-value < 0.0001

Alpha-synuclein is an abundant neuronal protein that localizes predominantly to presynaptic terminals within the brain. While the normal function of this protein is not fully understood, the pathologic aggregation of alpha-synuclein is implicated in synucleinopathies; the most common of which is Parkinson’s disease.

In preclinical studies, we have demonstrated that alpha-synuclein PROTAC degraders can specifically degrade aggregated forms of the protein. We have conducted in vitro experiments in cells expressing the A53T mutant form of alpha-synuclein, a mutation that causes aggregation of alpha-synuclein and early-onset Parkinson’s diseases in patients. We treated these cells with alpha-synuclein targeting PROTAC degraders at 1 μM for 48 hours. The table below shows that three different PROTAC molecules, P-3, P-5, and P-6, each degraded aggregated forms of alpha-synuclein in a statistically significant manner, as measured by an alpha-synuclein oligomer based enzyme-linked immunosorbent assay.

In addition to our tau and alpha-synuclein programs, our neuroscience programs include a program directed to mutant huntingtin (mHTT), a key protein target for Huntington’s disease.

Other Oncology, Immuno-Oncology and Undruggable Targets

We have active exploratory and research programs to evaluate additional established targets in oncology and immuno-oncology, as well as other currently undruggable targets. In line with our strategy, we assess potential exploratory programs on a target-by-target basis to decide whether our PROTAC targeted protein degraders provide a compelling differentiated approach over standard-of-care or other, existing or potential competing mechanisms of action directed against a specific target. In the case of currently undruggable targets, we assess whether the features of our PROTAC targeted protein degraders, including their potential to degrade proteins via sites other than enzymatic active sites and the ability to initiate the degradation process using only weak binders, offer us opportunities to degrade those targets.

Our exploratory and research activity in oncology and immuno-oncology includes programs directed to the B-cell lymphoma 6 protein (BCL6), a transcription factor implicated in B cell lymphomas; Kirsten rat sarcoma (KRAS), an oncogenic cell growth regulator; Myc, an oncogenic transcription factor driving tumor cell proliferation; and hematopoietic progenitor kinase 1 (HPK1), a suppressor of T cell activation. We anticipate filing an IND application for our BCL6 program as well as an additional oncology-associated program in 2022.

Intellectual Property

Our commercial success depends in part upon our ability to secure and maintain patent and other proprietary protection for our platform protein degradation technologies, including our PROTAC targeted protein degrader programs, product candidates, and know-how related to our business, defend and enforce our intellectual property rights, in particular our patent rights, preserve the confidentiality of our trade secrets, and operate without infringing valid and enforceable intellectual property rights of others.

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

As of February 1, 2021, our patent estate that we own, co-own and in-license includes 20 issued U.S. patents, 36 foreign granted patents, and 344 pending patent applications.

PROTAC Patents and Patent Applications

Our PROTAC patent portfolio is generally organized into two categories: PROTAC platform patent filings, and PROTAC product candidate or protein target-specific patent filings.

PROTAC Platform

As of February 1, 2021, our PROTAC platform patent estate that we own, co-own, and in-license, and that covers our various E3 ubiquitin ligase constructs, includes two issued U.S. patents, 9 granted foreign patents, 9 pending U.S. patent applications and 80 pending foreign patent applications. This patent estate covers constructs that have ligands for the Von Hippel Lindau, or VHL, E3 ubiquitin ligase, the cereblon, or CRBN, E3 ubiquitin ligase, the inhibitor apoptosis protein, or IAP, E3 ubiquitin ligase, and the human mouse double minute homolog, or MDM2, E3 ubiquitin ligase.

We exclusively license from Yale University a portfolio of patents and patent applications describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds comprised of ligands for the VHL E3 ubiquitin ligase, as well as claims to associated methods of use. Patents have been granted in Australia, Mexico, the United States, and Russia, and patent applications are pending in the United States, Brazil, Canada, China, Europe, Hong Kong, India, Japan and South Korea. If all appropriate maintenance fees are paid, each granted patent will expire in 2033 without taking potential patent term extensions into account. We also co-own with Yale patent applications describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds comprised of ligands for the VHL E3 ligase. A patent has issued in the United States, and patent applications are pending in the United States, Australia, Canada, China, Europe, Hong Kong, India, Japan, South Korea, Mexico and Russia. Our rights to this patent and these patent applications are governed by the Yale License Agreement described below.

We own three patent families with three pending U.S. patent applications describing composition-of-matter claims covering the CRBN E3 ubiquitin ligase ligand generically, the chemical linker group generically, and a small molecule or peptide ligand that binds to a target protein generically. We own granted patents in Australia, Japan, Europe, and Russia. Patent applications are pending in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Mexico, and Russia. If all appropriate maintenance fees are paid, each granted patent in these families will expire in 2035 without taking potential patent term extensions into account.

We own a patent family describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds comprised of ligands for the IAP E3 ubiquitin ligase as well as claims to associated methods of use. Patent applications in this family are pending in the United States, Australia, Brazil, Canada, Europe, Hong Kong, India, Korea, Mexico and Russia. If granted, and all appropriate maintenance fees are paid, the expiration of these patents would be in 2036 without taking potential patent term extensions into account.

We own a patent family describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds comprised of ligands for the MDM2 E3 ubiquitin ligase as well as claims to associated methods of use. Patent applications in this family are pending in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Mexico, and Russia. If granted, and all appropriate maintenance fees are paid, the expiration of these patents would be in 2036, without taking potential patent term extensions into account.

PROTAC Product Candidates

Our product or protein-specific patent applications were created to pursue more focused patent exclusivity around PROTAC targeted protein degrader compounds designed to target specific proteins. As of February 1, 2021, our PROTAC product patent portfolio that we own, co-own and in-license includes 15 U.S. issued patents, 26 issued foreign patents, 54 pending U.S. patent applications, and 193 pending foreign patent applications.

We own seven patent families describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds addressing AR and associated methods of treating cancer. The first patent family has two issued U.S. patents, two granted foreign patents, three pending U.S. applications and 22 pending foreign patent applications describing composition-of-matter and method of use claims covering ARV-110. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2037 without taking potential patent term extension into account. The second patent family has four pending applications in the U.S., three granted foreign patents, and 26 foreign applications describing alternative composition-of-matter claims. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2036 without taking potential patent term extension into account. The third patent family has three pending U.S. applications and one pending Patent Cooperation Treaty, or PCT, application describing claims directed to additional methods of treating cancer using ARV-110. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2040 without taking potential patent term extension into account. The fourth patent family has three pending U.S. applications, one pending PCT application, and one pending foreign application describing composition-of-matter claims directed to ARV-766. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2040 without taking potential patent term extension into account. The fifth patent family has a pending U.S. application describing claims directed to additional methods of treating cancer using ARV-110. Any patent granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account. The sixth patent family has a pending U.S. application describing claims directed to methods of manufacture, crystalline and ultrapure forms, and dosage forms of ARV-110. Any patent granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account. The seventh patent family has two pending U.S. applications describing claims directed to methods of treating cancer with ARV-110 in patients with specific AR mutations. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account.

We own six patent families describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds addressing ER and associated methods of treating cancer. The first patent family has two issued U.S. patents, two pending U.S. applications, two granted foreign patents, and 20 pending foreign patent applications describing composition-of-matter and method of use claims covering ARV-471. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2037 without taking potential patent term extension into account. The second patent family has two pending U.S. applications and one pending PCT application describing claims directed to methods of treating cancer using ARV-471 as a monotherapy, and also combined with an additional anti-cancer agent. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2040 without taking potential patent term extension into account.  The third patent family has a pending U.S. application describing claims directed to crystalline forms of ARV-471. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account. The fourth patent family has a pending U.S. application describing claims directed to methods of treating cancer with ARV-471 in patients with specific ER mutations. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account. The fifth patent family has one issued U.S. patent, one pending U.S. patent application, and two pending foreign applications describing alternative ER-based PROTAC compounds and methods of use to treat cancer. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2039 without taking potential patent term extension into account. The sixth patent family has one issued U.S. patent, one pending U.S. patent application, and 13 pending foreign applications describing alternative ER-based PROTAC compounds and methods of use to treat cancer. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2038 without taking potential patent term extension into account.

We and Yale co-own nine patent families describing composition of matter claims of PROTAC targeted protein degrader compounds addressing certain discovery and other potential protein targets, and associated methods of use. Patent applications for each of these are pending in the United States. In addition, patent applications are pending at the international stage of the PCT for six of the families and with the European Patent Office for one of the families. Our rights to these patent applications are governed by the Yale License Agreement described below.

We also co-own with Genentech two pending U.S. patent applications, and 27 foreign patent applications directed to PROTAC targeted protein degrader compounds addressing a specific protein. Our rights to these patent applications are governed by the Genentech License Agreement described below.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent covering a drug approved by the U.S. Food and Drug Administration, or FDA, may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering ARV-110 and ARV-471 may be entitled to patent term extensions. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdiction where they are available; however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

The United States also offers Patent Term Adjustment, or PTA, whereby a particular patent’s term is automatically extended beyond the 20-year term if the United States Patent and Trademark Office caused delays during the underlying patent application’s examination. However, potentially available PTA will be reduced by any amount of delay caused by the applicant.

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

Trademarks

We own a U.S. service mark registration for PROTAC for pharmaceutical products development of new small molecules aimed at degrading disease-causing cellular proteins for treatment in the field of oncology, immunology, inflammatory diseases, and central nervous system disorders. We also own a U.S. trademark registration for the mark PROTAC for small molecule products aimed at degrading disease-causing cellular proteins for treatment in the fields of oncology, immunology, inflammatory diseases, and central nervous system disorders.

We also own U.S. and Chinese service mark registrations for ARVINAS in word and logo form for pharmaceutical products development of new small molecules aimed at degrading disease-causing cellular proteins for treatment in the fields of oncology, immunology, inflammatory diseases, and central nervous system disorders.

We also own U.S. service mark registrations for our “degrading dots” logo mark in both black and white and color form for pharmaceutical products development of new small molecules aimed at degrading disease-causing cellular proteins for treatment in the fields of oncology, immunology, inflammatory diseases, and central nervous system disorders.

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

Pursuant to the license agreement we paid to Yale an upfront payment of $149,511. We are responsible for paying Yale an annual license maintenance fee in varying amounts (ranging from the low tens-thousands of dollars to the mid to high tens-thousands of dollars) until the first sale to a third party of any licensed product, which is creditable against our royalty obligations for the given year. As of December 31, 2020, we have paid a total of $435,000 in license maintenance fees to Yale. We are required to pay Yale, subject to the achievement of specified development and regulatory milestones, payments aggregating up to approximately $3.0 million for the first licensed product and up to approximately

$1.5 million for the second licensed product. We are not required to make any milestone payments for any licensed products beyond the first two. While the agreement remains in effect, we are required to pay Yale low single-digit royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions. Yale is guaranteed a minimum royalty payment amount (ranging from $200,000 to $500,000) for each year after the first sale of a licensed product that results in net sales. The agreement requires that we must also pay Yale a mid-single digit to mid-double digit percentage of certain consideration we receive from a sublicensee for the first licensed product we sublicense. We are also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments made by us to Yale (except patent costs) will be tripled during the pendency of any patent challenge made by us against Yale.

We have also agreed to pay for PROTAC targeted protein degrader research support from Yale pursuant to a sponsored research agreement that we entered into with Yale in July 2016 and amended in April 2018. Under the sponsored research agreement, as amended, we agreed to pay Yale an aggregate of $3.7 million over five years, ending in April 2021, and as of December 31, 2020, we had paid Yale an aggregate of approximately $3.5 million. The research is performed by and under the supervision and direction of Professor Crews for so long as he is employed by Yale.

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

Under the terms of the Pfizer Collaboration Agreement, we received an upfront non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the agreement. We are also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the agreement. Pfizer has exercised options for $4.9 million as of December 31, 2020. The options are recognized as revenue over the estimated period of performance. We are also entitled to receive up to $225 million in development milestone payments and up to $550 million in sales-based milestone payments for all designated targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid- to high-single digit tiered royalties, which may be subject to reductions. Pfizer paid us $1.2 million in December 2019 and $3.0 million in 2020 relating to adding additional targets into the collaboration.

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

Our platform and product focus is the discovery and development of protein degradation therapies using our small molecule PROTAC targeted protein degraders. Other companies researching chimeric small molecules for protein degradation include C4 Therapeutics, Inc., Cullgen Inc., Kymera Therapeutics, Inc. and Nurix Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical or clinical investments in this field, including AbbVie, Amgen, AstraZeneca plc, Boehringer Ingelheim, Bristol Myers Squibb Company, GlaxoSmithKline plc, Genentech, Novartis International AG and Sanofi SA. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, or gene therapies.

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

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on third-party contract manufacturing organizations, or CMOs, for both drug substance and finished drug product as well as for the synthesis of compounds in our pre-clinical research and development activities. We have engaged third-party manufacturers to supply the drug substances and building blocks for those substances for ARV-110 and ARV-471. We have also engaged third-party manufacturers to develop and manufacture finished drug product for ARV-110 and ARV-471 that we are using and plan to use in our Phase 1/2 clinical trials. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. Congress amended the FDA Reauthorization Act of 2017, or FDARA. Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the PREA. Under the amended section 505B, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an application or supplement to an application.

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual prescription drug product program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

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

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as Fast Track designation, Breakthrough Therapy Designation, Priority Review Designation and regenerative advanced therapy designation

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act.  The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020.  On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit.  A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.  To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders and related proposed rules will remain in place under the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will become directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.

The Regulation was published on June 16, 2014 but has not yet become effective.  As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system.  The EMA has indicated that the system will go live in December 2021.

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

Pediatric Studies

Prior to obtaining a marketing authorization in the European Union, applicants must demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

Marketing Authorization

To obtain a marketing authorization for a product under EU regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

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

Pediatric Exclusivity

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety,  and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom, as the United Kingdom legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom in the long-term. The Medicines and Healthcare Products Regulatory Agency has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the United Kingdom’s regulatory position on medicinal products evolves over time.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater.  The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.  Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

Employees and Human Capital

As of December 31, 2020, we had 179 full-time employees, including 118 employees with advanced degrees. Of these full-time employees, 143 employees are engaged in research and development activities and 36 are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

  We recognize that attracting, motivating and retaining talented employees is vital to our success. We value the health and wellness of our employees. It is our goal to deliver innovative programs that provide choice, quality and value. We aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. Our success also depends on our ability to attract, engage and retain a diverse group of employees. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation and benefits packages.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. We offer a comprehensive benefits program that provides resources to help employees manage their health, finances and life outside of work.

Available Information

Our website address is www.arvinas.com. Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, as amended, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors + Media,” as a source of information about us.

The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as an inactive technical reference only.

The SEC also maintains a website containing reports, proxy materials and information statements, among other information, at http://www.sec.gov.

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

Our net loss was $119.3 million for the year ended December 31, 2020, $70.3 million for the year ended December 31, 2019 and $41.5 million for the year ended December 31, 2018. As of December 31, 2020, we had an accumulated deficit of $491.9 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•

continue a Phase 1/2 clinical trial of our product candidate ARV-110, and initiate one or more Phase 1b cohort expansions of ARV-110 in combination with standard of care agents, in men with metastatic castration-resistant prostate cancer, or mCRPC;

•

continue a Phase 1/2 clinical trial of our product candidate ARV-471 and a Phase 1b cohort expansion of ARV-471 in combination with palbociclib, and initiate an additional Phase 1b cohort expansion in combination with a standard of care agent, each in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer and initiate a window of opportunity study in early breast cancer;

•	initiate a planned Phase 1 clinical trial of our product candidate ARV-766 in the first half of 2021;
•	apply our PROTAC Discovery Engine to advance additional product candidates into preclinical and clinical development;
•	expand the capabilities of our PROTAC Discovery Engine;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;

•	hire additional development, including clinical and regulatory, and scientific personnel; and
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

We initiated clinical development of our first two product candidates in 2019 and plan to initiate development of a third product candidate in the first half of 2021 and we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing approval for our product candidates and manufacturing, marketing and selling any products for which we may obtain marketing approval.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our ongoing clinical trials of ARV-110 and ARV-471, initiate our planned clinical trial of ARV-766, advance our other oncology and neurodegenerative programs and continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We had cash, cash equivalents and marketable securities of approximately $688.5 million as of December 31, 2020. We believe that our cash, cash equivalents and marketable securities as of December 31, 2020 will enable us to fund our planned operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our ongoing clinical trials for ARV-110 and for ARV-471 and any future clinical development of ARV-110 and ARV-471;
•	the initiation, progress, costs and results of our planned clinical trial for ARV-766 and any future clinical development of ARV-766;

•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•	the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurodegenerative research programs;
•	the success of our collaborations with Pfizer, Inc., or Pfizer, Genentech, Inc. and F. Hoffman-LaRoche Ltd., collectively referred to as Genentech, and Bayer AG, or Bayer;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

The ongoing COVID-19 pandemic has and may continue to affect our ability to initiate and complete current or future preclinical studies or clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic may continue to adversely impact economies worldwide, which could result in adverse effects on our business and operations.

The ongoing COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

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

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017, commonly referred to as the TCJA, that significantly revised the U.S. Internal Revenue Code of 1986, as amended, or the Code. The TCJA contains, among other things, significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020 and COVID relief provisions were included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act, the CARES Act and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the CARES Act or the CAA.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2020, we had federal net operating loss carryforwards of $205.1 million and federal research and development tax credit carryforwards of $10.1 million. To the extent they expire unused, these net operating loss and tax credit carryforwards will not be available to offset our future income tax liabilities.

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

As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our PROTAC Discovery Engine, or any similar or competitive protein degradation platforms, will result in the development, and marketing approval of any products. Any development problems we experience in the future related to our PROTAC Discovery Engine or any of our research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

We are early in our development efforts. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. In March 2019, we initiated our first Phase 1 clinical trial for a product candidate ARV-110, and in August 2019, we initiated our Phase 1 clinical trial of our product candidate ARV-471. We plan to file an IND in support of ARV-766 and initiate a clinical trial in the first half of 2021. All of our other product candidates are still in preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We initiated Phase 1 clinical development of our product candidates ARV-110 and ARV-471 in 2019 and expect to initiate a clinical trial for ARV-766 in the first half of 2021. All of our other product candidates are in preclinical development.  The risk of failure for our product candidates is high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned Investigational New Drug Applications, or INDs, in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs.

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

•

unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as the COVID-19 pandemic, in or around the countries in which we conduct our clinical trials, could delay the commencement or timing of completion of our clinical trials;

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

Other than our ongoing early clinical trials of ARV-110 and ARV-471, we have not evaluated any product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that our PROTAC technology will not cause undesirable side effects.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, the initial safety, tolerability, pharmacokinetic and efficacy data that we have disclosed in connection with our ongoing Phase 1/2 clinical trials of ARV-110 and ARV-471 may not be indicative of the full results of those trials obtained upon completion. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects.

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

We are developing and may continue to develop our product candidates in combination with other drugs. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs, or revoke their approval of such drugs, or if safety, efficacy, manufacturing or supply issues arise with the drugs we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or market our products.

We are currently conducting a clinical trial of ARV-471, and intend to conduct other clinical trials for each of ARV-110 and ARV-471 and potentially other product candidates, in combination with other therapies. For example, in the fourth quarter of 2020, we initiated a Phase 1b cohort expansion with ARV-471 for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer for use in combination with palbociclib, a CDK 4/6 inhibitor that is currently approved for the treatment of patients with breast cancer. We did not develop or obtain marketing approval for, nor do we manufacture or sell, any of the currently approved drugs that we are or may study in combination with ARV-110 or ARV-471. If the FDA or similar regulatory authorities outside of the United States revoke their approval of the drug or drugs in combination with which we determine to develop ARV-471, we will not be able to market ARV-110 or ARV-471 in combination with such revoked drugs.

If safety or efficacy issues arise with any of these drugs, we could experience significant regulatory delays, and the FDA or similar regulatory authorities outside of the United States may require us to redesign or terminate the applicable clinical trials. If the drugs we use are replaced as the standard of care for the indications we choose for ARV-110 or ARV-471, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. In addition, if manufacturing or other issues result in a shortage of supply of the drugs with which we determine to combine with ARV-110 or ARV-471, we may not be able to complete clinical development of ARV-110 or ARV-471 on our current timeline or at all.

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

A key element of our strategy is to apply our PROTAC Discovery Engine to address a broad array of targets and new therapeutic areas. The therapeutic discovery activities that we are conducting may not be successful in identifying product candidates that are useful in treating cancer or other diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

We are aware of several biotechnology companies focused on developing chimeric small molecules for protein degradation including C4 Therapeutics, Inc., Cullgen Inc., Kymera Therapeutics, Inc. and Nurix Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including AbbVie, Amgen Inc., AstraZeneca plc, Boehringer Ingelheim, Bristol Myers Squibb Company, GlaxoSmithKline plc, Genentech, Novartis International AG and Sanofi SA. In June 2020, Bristol-Myers Squibb Company announced that it had commenced a Phase 1 clinical trial for an androgen receptor targeting protein degrader.

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

To realize the full potential of our PROTAC Discovery Engine and accelerate the development of additional PROTAC programs, we plan to continue to selectively pursue collaborations with leading biopharmaceutical companies with particular experience, including development and commercial expertise and capabilities. We face significant competition in attracting appropriate collaborators to advance the development of any product candidates for which we may seek a collaboration. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or other regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, the terms of any existing collaboration agreements, and industry and market conditions generally. The collaborator may also have the opportunity to collaborate on other product candidates or technologies for similar indications and will have to evaluate whether such a collaboration could be more attractive than one with us.

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

We rely and expect to continue to rely on third-party CROs to conduct our Phase 1/2 clinical trial for ARV-110, our Phase 1/2 clinical trial for ARV-471, our planned Phase 1 clinical trial for ARV-766 and any other clinical trials and currently do not plan to independently conduct any clinical trials of ARV-110 and ARV-471 or of our other product candidates. Agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

In addition, disruptions at the FDA and other agencies may also prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020.  On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement.  The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States..

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

•

False Claims Act - the federal civil and criminal false claims laws, including the civil False Claims Act, and Civil Monetary Penalties Law, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, false or fraudulent claims for payment or knowingly making, using or causing to made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government;

•

HIPAA - the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any health care benefit program or making false statements relating to health care matters, and apply regardless of the payor (e.g., public or private);

•

HIPAA and HITECH - HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which impose obligations on HIPAA covered entities and their business associates, including mandatory contractual terms and required implementation of administrative, physical and technical safeguards to maintain the privacy and security of individually identifiable health information;

•

Transparency Requirements - the federal physician transparency requirements known as the Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires manufacturers of drugs, medical devices, biological and medical supplies covered by Medicare, Medicaid, or State Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

Analogous State, Local and Foreign Laws - analogous state, local and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader than similar federal laws, can apply to claims involving health care items or services regardless of payor, and are enforced by many different federal and state agencies as well as through private actions.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for prescription drugs purchased through a pharmacy by the elderly and disabled and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. In March 2010, then-President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA.  A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including  directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our drug products, if and when approved.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States and other jurisdictions.  To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products.  To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction.  It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In other countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 28% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence or control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence or control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We currently have on file with the SEC universal shelf registration statements on Form S-3 which allow us to offer and sell registered common stock, preferred stock, debt securities, depositary shares, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In October 2019, we entered into an Equity Distribution Agreement, or Distribution Agreement, with Piper Sandler & Co. (formerly Piper Jaffray & Co.), or Piper Sandler, pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $100.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at the market” offerings. Through December 31, 2020, we sold 2,593,637 shares of common stock in an at-the-market offering for aggregate net proceeds of $64.1 million.

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

As a public company, we incur, and particularly now that we are no longer an emerging growth company, we will further incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease approximately 63,500 square feet of office and laboratory space in New Haven, Connecticut under leases that expire in December 2024. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders

As of February 25, 2021, there were approximately 83 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Recent Sales of Unregistered Securities

We did not issue any securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during the fiscal year ended December 31, 2020.

Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Performance Graph

The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Nasdaq Composite Index and the Nasdaq Biotechnology Index from September 27, 2018 (the first date on which shares of our common stock were publicly traded) through the quarter ended December 31, 2020. The graph assumes  an investment of $100 on September 27, 2018 in our common shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes that any dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance. The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6. Selected Financial Data

Not applicable.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies to degrade disease-causing proteins. We use our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. Our small-molecule PROTAC technology has the potential to address a broad range of intracellular disease targets, including those representing the up to 80% of proteins that cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in oncology, neuroscience, and other therapeutic areas.

Our two lead product candidates are ARV-110 and ARV-471. We are developing ARV-110, a PROTAC protein degrader targeting the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. We initiated a Phase 1 clinical trial of ARV-110 in March 2019. This Phase 1 trial is designed to assess the safety, tolerability and pharmacokinetics of ARV-110 and also includes measures of anti-tumor activity as secondary endpoints, including reduction in prostate specific antigen, or PSA, a well-recognized biomarker of prostate cancer progression. We received fast track designation for ARV-110 for mCRPC in May 2019. In October 2020, we initiated the Phase 2 expansion for ARV-110.

We are also developing ARV-471, a PROTAC protein degrader targeting the estrogen receptor protein, or ER, for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We initiated a Phase 1 clinical trial of ARV-471 in August 2019. This Phase 1 trial is designed to assess the safety, tolerability and pharmacokinetics of ARV-471 and also includes measures of anti-tumor activity as secondary endpoints. We amended the protocol for our Phase 1 clinical trial for ARV-471 in the first quarter of 2020 to include the Phase 2 expansion cohort and in the fourth quarter of 2020 to include a Phase 1b cohort expansion of ARV-471 in combination with Ibrance® (palbociclib).

In our preclinical studies, these lead product candidates have demonstrated potent and selective protein degradation. We believe favorable clinical trial results in these initial oncology programs would provide validation of our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins regardless of therapeutic area.

As a result of the COVID-19 pandemic, many companies have experienced disruptions in their operations and in markets served. We have instated some and may take additional precautionary measures intended to help ensure our employees, well-being and minimize business disruption. We temporarily shut down our laboratories in mid-March 2020 and initiated work with biology contract research organizations, or CROs, but have since reopened our laboratories. Our office-based employees continue to work remotely. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on our results of operations and financial position as of December 31, 2020. The full extent of the future impacts of COVID-19 on our operations is uncertain. A prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance our preclinical pipeline.

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Through December 31, 2020, we raised approximately $887.3 million in gross proceeds from the sale of equity instruments and the exercise of stock options, and had received an aggregate of $120.8 million in payments from collaboration partners, grant funding and partially forgivable loans from the State of Connecticut.

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

Also in June 2019, we entered into a Commitment Agreement with Bayer, relating to the formation of a joint venture entity, Oerth Bio LLC, or Oerth, for the purpose of researching, developing and commercializing PROTAC targeted protein degraders for applications in the field of agriculture. We consummated the formation of the joint venture with Bayer as contemplated by the Commitment Agreement in July 2019, upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the reportable transactions and the satisfaction of other application closing conditions, or the JV Closing. Pursuant to the terms of the Commitment Agreement and certain other agreements entered into at the JV Closing, we and Bayer each made an in-kind intellectual property contribution to Oerth at the JV Closing. In addition, Bayer has made a $56.0 million total cash commitment to Oerth, $16.0 million of which Bayer contributed to Oerth in connection with the JV Closing. We and Bayer each hold an ownership interest in Oerth initially representing 50% of the ownership interests. A 15% ownership interest of Oerth is reserved for the future grant of incentive units to employees and service providers of Oerth. Oerth will generally be governed by a board of managers, or the JV Board, which will initially comprise four voting members, two of which will be designated by us and two of which will be designated by Bayer. JV Board decisions will generally be made by majority vote of the managers, with each manager having one vote. Certain matters will require both our consent and Bayer’s or both of our and Bayer’s designated managers on the JV Board. During the term of the joint venture and, in certain limited cases as described below, for one year following the end of the term of the joint venture, neither we, Bayer nor any of their respective affiliates may research, develop, manufacture, use or commercialize in the field of agriculture any PROTAC targeted protein degraders whose primary mechanism of action by design is the binding to and degradation of any Target, as defined below, subject to certain exclusions for early stage research activities and minority investments. Oerth and Bayer also entered into an option agreement, or the Option Agreement, pursuant to which the parties will agree to certain procedures for, and preferential rights relating to, the possible transfer to Bayer of PROTAC targeted protein degrader product candidates researched, developed and commercialized by Oerth under the joint venture. In addition, in the event either Bayer or a third party licenses a PROTAC targeted protein degrader candidate from Oerth pursuant to the Option Agreement, the non-licensing party or parties to the Commitment Agreement will be prohibited from developing, commercializing or otherwise exploiting any product utilizing PROTAC technology to target the same Target as that of the licensed product candidate in the field of agriculture.

We are a clinical-stage company. ARV-110 and ARV-471 are each in Phase 1/2 clinical trials and our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net loss was $119.3 million for the year ended December 31, 2020, $70.3 million for the year ended December 31, 2019, and $41.5 million for the year ended December 31, 2018. As of December 31, 2020, we had an accumulated deficit of $491.9 million.

Our total operating expenses were $146.7 million for the year ended December 31, 2020, $94.5 million for the year ended December 31, 2019, and $58.1 million for the year ended December 31, 2018. We anticipate that our expenses will increase substantially due to costs associated with our ongoing and anticipated clinical activities for ARV-110 and ARV-471, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our preclinical and clinical studies and CROs for the synthesis of compounds in our pre-clinical development activities, as well as other associated costs including the management of our intellectual property portfolio.

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

In the year ended December 31, 2018, we received an upfront non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the agreement. We are also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the agreement. Pfizer has exercised options for $4.9 million as of December 31, 2020. We are also entitled to receive up to $225 million in development milestone payments and up to $550 million in sales-based milestone payments for all designated targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid- to high-single digit tiered royalties, which may be subject to reductions. Pfizer paid us $1.2 million in December 2019 and $3.0 million in 2020 relating to adding additional targets into the collaboration.

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

Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront non-refundable payment of $17.5 million, plus an additional $1.5 million in research funding payments. Bayer is committed to fund an additional $10.5 million in research funding payments through 2022, of which $3.0 million was received in 2020, subject to potential increases if our costs for research activities exceed the research funding payments allocated to a Target and certain conditions are met. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

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

We typically use our employee and infrastructure resources across our development programs, and as such, do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for our AR program, ER program and all other platform and exploratory research and development costs:

	Years Ended December 31,
(in thousands)	2020	2019	2018
AR program development costs	$24,399	$12,085	$11,298
ER program development costs	17,496	6,214	4,240
Other research and development costs	66,461	48,895	29,656
Total research and development costs	$108,356	$67,194	$45,194

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we conduct clinical trials for ARV-110 and ARV-471, including our ongoing Phase 1/2 clinical trials, and continue to discover and develop additional product candidates.

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

Interest Income (Expense)

Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest income decreased in 2020 due to declining interest rates and a decrease in our marketable securities. Interest expense consists of interest paid or accrued on our outstanding partially forgivable debt of $2.0 million. Interest expense was approximately $0.1 million in 2020 and we expect that it will remain relatively stable at that level in 2021.

Income Taxes

Since our inception in 2013, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our federal earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal net operating loss carryforwards of $205.1 million, which begin to expire in 2033. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $10.1 million and $2.3 million, respectively, which begin to expire in 2033 and 2029, respectively.

As of December 31, 2020, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes. Net operating loss carryforwards are generated from the C-corporation subsidiaries’ filings. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.

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

For the years ended December 31, 2020, 2019 and 2018, transaction price allocated to the combined performance obligation identified under the agreements was recognized as revenue on a straight-line basis over the estimated performance period under each respective arrangement. Straight-line basis was considered the best measure of progress in which control of the combined obligation transfers to the customers, due to the contract containing license rights to technology, research and development services, and joint committee participation, which in totality are expected to occur ratably over the performance period.

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

Research and Development Contract Costs and Accruals

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

• vendors in connection with clinical development activities; and

• CROs and investigative sites in connection with pre-clinical, non-clinical, and human clinical trials

We base the expense recorded related to external research and development on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs and CROs that supply, conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Incentive Units

Prior to our initial public offering, we issued equity-based compensation awards to employees and non-employees through the granting of incentive units. We had periodically granted incentive units to employees and non-employees, which generally vested over a four-year period. The incentive units represented a separate substantive class of equity with defined rights within the limited liability company agreement of Arvinas Holding Company, LLC. The incentive units represented profit interest in the increase in the value of the entity over a participation threshold, as determined at the time of grant. The holder, therefore, had the right to participate in distributions of profits only in excess of such participation threshold. The participation threshold was based on the valuation of the incentive unit on or around the grant date.

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

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

Revenues

Revenues for the year ended December 31, 2020 were $21.8 million, compared with $43.0 million for the year ended December 31, 2019. Revenues for the year ended December 31, 2019 included $24.7 million recognized from the contribution of the license to Oerth. The balance of the revenue increased by $3.5 million over the prior year primarily related to a full year of revenue in 2020 associated with the Bayer Collaboration Agreement which was initiated in the third quarter of 2019 and an increase in activities related to the Pfizer agreement.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2020 were $108.4 million, compared with $67.2 million for the year ended December 31, 2019. The increase of $41.2 million was primarily due to an increase in our continued investment in our wholly-owned platform and exploratory programs of $17.6 million, expenses related to our AR program of $12.3 million and our ER program of $11.3 million. The increase in spending over all of our programs was primarily due to increased personnel and personnel costs utilized across all our programs of $14.7 million, including an increase in stock compensation expense of $5.7 million. Clinical trial costs and related drug manufacturing costs increased by $20.2 million as we expanded or AR and ER programs in 2020. Direct expenses related to our platform and exploratory programs increased $7.0 million in 2020 as we expanded the number of protein targets in the exploratory phase.

General and Administrative Expenses

General and administrative expenses were $38.3 million for the year ended December 31, 2020, compared with $27.3 million for the year ended December 31, 2019. The increase of $11.0 million was primarily due to an increase of $9.6 million in personnel and facility related costs, including $4.8 million related to stock compensation expense, and insurance, taxes and professional fees of $1.4 million.

Other Income

Other income was $5.5 million for the year ended December 31, 2020, compared with $5.9 million for the year ended December 31, 2019. The decrease of $0.4 million due to lower interest rates and a decrease in our marketable securities investments, partially offset by an increase in refundable income tax credits from the State of Connecticut of $0.4 million.

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

Research and Development Expenses

Research and development expenses for the year ended December 31, 2019 were $67.2 million, compared with $45.2 million for the year ended December 31, 2018. The increase of $22.0 million was primarily due to an increase in our continued investment in our wholly-owned platform and exploratory programs of $19.2 million, expenses related to our ER program of $2.0 million and AR program of $0.8 million. The increase in spending over all of our programs was primarily due to increased personnel and personnel costs of $10.9 million, including an increase in stock compensation expense of $3.6 million. Direct expenses related to our platform and exploratory programs increased $11.1 million in 2019 as we expanded the number of protein targets in the exploratory phase. Clinical trial costs increased by $3.0 million but were more than offset by a decrease in lead optimization costs and IND-enabling costs for our AR and ER programs in 2019.

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

Other Income

Other income was $5.9 million for the year ended December 31, 2019, compared with $2.3 million for the year ended December 31, 2018. The increase of $3.6 million was primarily related to an increase in interest income of $2.1 million and an increase in refundable research and development credits from the State of Connecticut of $1.2 million. The increase in interest income was the result of our higher average cash, cash equivalent and short-term investment balances for the year ended December 31, 2019 due to the proceeds from our initial public offering in 2018, the Stock Purchase Agreement, the Bayer Collaboration Agreement and our follow-on public offering in 2019.

Loss on Equity Method Investment

Loss on equity method investment for the year ended December 31, 2019 was $24.7 million, generated from Oerth’s expensing intellectual property contributed to it.

Liquidity and Capital Resources

Sources of Liquidity

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Through December 31, 2020, we raised approximately $887.3 million in gross proceeds from the sale of equity interests and the exercise of stock options and had received an aggregate of $120.8 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut. In October 2018, we completed our IPO in which we issued and sold an aggregate of 7,700,482 shares of common stock, including 200,482 additional shares of common stock at a subsequent closing upon the exercise in part by the underwriters of their option to purchase additional shares at a public offering price of $16.00 per share, for aggregate gross proceeds of $123.2 million before fees and expenses. In July 2019, we sold 1,346,313 shares of common stock to Bayer AG for aggregate gross proceeds of $32.5 million. In November 2019, we completed a follow-on offering in which we issued 5,227,273 shares of common stock at a public offering price of $22.00 per share, for aggregate gross proceeds of $115.0 million before fees and expenses. In December 2020, we completed a public offering in which we issued 6,571,428 shares of common stock at a public offering price of $70.00 per share, for aggregate gross proceeds of $460.0 million before fees and expenses. During the year ended December 31, 2020, we sold 2,593,637 shares of common stock in an “at-the-market offering” for aggregate net proceeds of $64.1 million before fees and expenses.

Cash Flows

Our cash, cash equivalents and marketable securities totaled $688.5 million as of December 31, 2020 and $280.9 million as of December 31, 2019. We had an outstanding loan balance of $2.0 million as of December 31, 2020 and 2019, respectively.

The following table summarizes our sources and uses of cash for the period presented:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net cash used in operating activities	$(89,757)	$(40,626)	$(16,118)
Net cash provided by (used in) investing activities	164,250	(93,097)	(179,665)
Net cash provided by financing activities	504,669	139,744	168,061
Increase in cash and cash equivalents	$579,162	$6,021	$(27,722)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $89.8 million, resulting from our net loss of $119.3 million and a decrease in deferred revenue of $13.3 million, partially offset by non-cash expenses of $35.5 million and an increase in accounts payable and accrued expenses of $12.8 million. Non-cash expenses included $30.2 million of stock compensation expense. The decrease in deferred revenue is primarily due to $21.8 million of revenue recognized, partially offset by $8.5 million in payments received and an accounts receivable from collaboration partners.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2020 was $164.3 million, attributable to the net maturities and sales of marketable securities in excess of purchases of $170.7 million, offset by the purchases of property and equipment of $6.4 million.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $504.7 million, primarily attributable to the proceeds from sales of our common stock from our public offering and at-the-market offering of $496.4 million, net of combined underwriter discounts from the public offering and offering costs of $29.2 million and the proceeds from the exercise of stock options of $8.3 million.

Net cash provided by financing activities for the year ended December 31, 2019 was $139.7 million, primarily attributable to the proceeds from the sales of our common stock, net of underwriter discounts and offering costs, of $137.1 million and the proceeds from the exercise of stock options of $2.8 million. We also made $0.2 million in debt payments.

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

•

continue a Phase 1/2 clinical trial of our product candidate ARV-471, a Phase 1b cohort expansion of ARV-471 in combination with palbociclib, and initiate an additional Phase 1b cohort expansion in combination with a standard of care agent, each in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer, and initiate a window of opportunity study in early breast cancer;

•	initiate a planned Phase 1 clinical trial of our product candidate ARV-766 in the first half of 2021;
•	apply our PROTAC Discovery Engine to advance additional product candidates into preclinical and clinical development;
•	expand the capabilities of our PROTAC Discovery Engine;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional development, including clinical and regulatory, and scientific personnel; and
•

add operational, financial and management information systems and personnel to support our research, product development and future commercialization efforts and support our operations as a public company.

As of December 31, 2020, we believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our ongoing clinical trials for ARV-110 and for ARV-471 and any future clinical development of ARV-110 and ARV-471;
•	the initiation, progress, costs and results of our planned clinical trial for ARV-766 and any future clinical development of ARV-766;
•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•	the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurodegenerative research programs;
•	the success of our collaborations with Pfizer, Genentech and Bayer;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

In June 2018, we entered into an additional Assistance Agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. Under the terms of the 2018 Assistance Agreement, we could borrow from the State of Connecticut a maximum of $2.0 million, provided that the funding does not exceed more than 50% of the total costs of the expansion and renovation. Borrowings under the 2018 Assistance Agreement bear an interest rate of 3.25% per annum and interest payments are required for the first 60 months from the funding date. Interest expense related to the Assistance Agreement is expected to be $65,000 annually for the first five years. Thereafter, the loan begins to fully amortize through month 120, maturing in June 2028. Up to $1.0 million of the funding can be forgiven if we meet certain employment conditions. We may be required to prepay a portion of the loan if the employment conditions are not met. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through June 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. We borrowed the full $2.0 million under the 2018 Assistance Agreement in September 2018 and the full amount remains outstanding at December 31, 2020.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Interest income earned on these assets was $3.6 million in 2020 and $4.6 million in 2019. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At December 31, 2020, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk. Our outstanding debt was $2.0 million as of December 31, 2020 and $2.0 million as of December 31, 2019. Our outstanding debt as of December 31, 2020 carries a fixed interest rate of 3.25% per annum.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2020, included below.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Arvinas, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Arvinas, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Hartford, CT

March 1, 2021

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the text of our Code of Business Conduct and Ethics under the “Investors + Media – Corporate Governance” section of our website, www.arvinas.com. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements - The following financial statements are filed as part of this Annual Report on Form 10-K:

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

4.4

Description of the Registrant’s Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 16, 2020).

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

10.14

Fourth Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated January 31, 2020 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 16, 2020).

10.15

Lease Agreement between Arvinas Operations, Inc. and Science Park Development Corporation, dated November 15, 2019 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 16, 2020).

10.16

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

10.24†

Amendment No. 1 to Research Collaboration and License Agreement between Pfizer Inc. and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated December 9, 2019 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 16, 2020).

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

10.32+

Employment Agreement between the Registrant and Ronald Peck, M.D., dated July 18, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on April 28, 2020).

10.33

Equity Distribution Agreement, dated October 1, 2019, by and between the Registrant and Piper Jaffray & Co. (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-234035) filed with the SEC on October 1, 2019).

10.34*	Fifth Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated January 4, 2021.

10.35*	Second Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated January 4, 2021.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Audited Financial Statements of Oerth Bio, LLC, as of December 31, 2020.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINAS, INC.

Date: March 1, 2021	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Houston, Ph.D.	President, Chief Executive Officer and Director	March 1, 2021
John Houston, Ph.D.	(principal executive officer)

/s/ Sean Cassidy	Chief Financial Officer	March 1, 2021
Sean Cassidy	(principal financial and accounting officer)

/s/ Timothy Shannon, M.D.	Chairman of the Board of Directors	March 1, 2021
Timothy Shannon, M.D.

/s/ Linda Bain	Director	March 1, 2021
Linda Bain

/s/ Wendy Dixon, Ph.D.	Director	March 1, 2021
Wendy Dixon, Ph.D.

/s/ Edward Kennedy, Jr.	Director	March 1, 2021
Edward Kennedy, Jr.

/s/ Bradley Margus	Director	March 1, 2021
Bradley Margus

/s/ Briggs Morrison, M.D.	Director	March 1, 2021
Briggs Morrison, M.D.

/s/ Leslie Norwalk, Esq.	Director	March 1, 2021
Leslie Norwalk, Esq.

/s/ Liam Ratcliffe, M.D., Ph.D.	Director	March 1, 2021
Liam Ratcliffe, M.D., Ph.D.

/s/ Laurie Smaldone Alsup, M.D.	Director	March 1, 2021
Laurie Smaldone Alsup, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Arvinas, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arvinas, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred shares/units and changes in stockholders’/members’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Prepaid and Accrued Research and Development - Refer to Note 2 in the Consolidated Financial Statements

Critical Audit Matter Description

The Company has entered into various contracts with third parties to perform research and development, including clinical research and contract manufacturing. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company makes estimates of the costs incurred by third parties during the period and the outstanding obligations to those third parties as of period end. Estimates of costs incurred during the period that are included in period-end prepaid or accrued expense balances are based on a number of factors, including the Company’s knowledge of the research and development programs and clinical manufacturing activities associated with project status and milestones, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made by the Company in determining the costs incurred during the period that are included in prepaid or accrued expense balances at the end of each reporting period.

We identified the measurement of the accruals and prepaid expense related to these types of research and development costs as a critical audit matter because of the judgments and estimates necessary for management to determine the status and progress of each contract. The expense recorded related to external research and development is based off of estimates as to the services received and efforts expended pursuant to quotes and contracts with the Company’s contract manufacturing vendors and contract research organizations that supply, conduct and manage clinical trials on the Company’s behalf.  Assessing such estimates required an increased extent of audit effort and a high degree of auditor judgment when performing procedures to audit the prepaid and accrued expenses related to these costs.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to the management’s estimation of costs incurred included the following, among others:

•

Testing the effectiveness of controls over the accounting for prepaid and accrued research and development expenses, including the Company’s assessment and estimation of the costs incurred for significant research and development activities performed by third parties

•	On a sample basis, we tested the accrued and prepaid expense balances by:
o	inspecting related contracts and agreeing key provisions of the contracts to the Company’s analysis of estimated expenses incurred to date;
o	inspecting correspondences from the third-party vendors to the Company, including status reports, and comparing such information to the amounts used in the Company’s estimates;
o

meeting with clinical and manufacturing operational personnel within the Company to understand the status of significant research and development activities for a sample of project activities, and comparing such information to the amounts used in the Company’s estimates;

o	comparing the estimated accrual balance as of December 31, 2020, to the invoices received after year-end to evaluate the Company’s ability to estimate the accrual.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

March 1, 2021

We have served as the Company's auditor since 2016.

Arvinas, inc. and subsidiaries

Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$588,373,232	$9,211,057
Marketable securities	100,157,618	271,661,456
Account receivable	1,000,000	—
Other receivables	7,443,654	6,280,828
Prepaid expenses and other current assets	6,113,122	3,727,294
Total current assets	703,087,626	290,880,635
Property, equipment and leasehold improvements, net	12,259,515	8,455,411
Operating lease right of use assets	1,992,669	2,278,623
Other assets	28,777	26,757
Total assets	$717,368,587	$301,641,426
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,121,879	$4,556,827
Accrued expenses	18,859,840	7,602,904
Deferred revenue	22,150,861	19,979,525
Current portion of operating lease liabilities	952,840	673,896
Total current liabilities	49,085,420	32,813,152
Deferred revenue	22,938,233	38,427,882
Long term debt, net of current portion	2,000,000	2,000,000
Operating lease liabilities	1,087,422	1,714,111
Total liabilities	75,111,075	74,955,145
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 48,455,741 and 38,461,353 shares issued and outstanding as of December 31, 2020 and 2019, respectively	48,455	38,461
Accumulated deficit	(491,888,910)	(372,556,846)
Additional paid-in capital	1,133,537,171	599,097,090
Accumulated other comprehensive income	560,796	107,576
Total stockholders' equity	642,257,512	226,686,281
Total liabilities and stockholders' equity	$717,368,587	$301,641,426

See accompanying notes

ARVINAS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
Consolidated Statements of Operations	2020	2019	2018
Revenue	$21,801,777	$42,976,478	$14,323,920
Operating expenses:
Research and development	108,355,853	67,193,830	45,193,830
General and administrative	38,303,401	27,307,162	12,932,168
Total operating expenses	146,659,254	94,500,992	58,125,998
Loss from operations	(124,857,477)	(51,524,514)	(43,802,078)
Other income (expenses)
Other income	2,004,561	1,435,596	102,730
Change in fair value of preferred unit warrant	—	—	(193,779)
Interest income	3,585,852	4,557,260	2,470,101
Interest expense	(65,000)	(85,569)	(57,440)
Total other income	5,525,413	5,907,287	2,321,612
Loss from equity method investment	—	(24,675,000)	—
Net loss	(119,332,064)	(70,292,227)	(41,480,466)
Change in redemption value of redeemable preferred units	—	—	(198,366,756)
Net loss attributable to common shares	$(119,332,064)	$(70,292,227)	$(239,847,222)
Net loss per common share, basic and diluted	(3.02)	(2.13)	(25.45)
Weighted average common shares outstanding, basic and diluted	39,534,497	32,927,697	9,422,799

	Year Ended December 31,
Consolidated Statements of Comprehensive Loss	2020	2019	2018
Net loss	$(119,332,064)	$(70,292,227)	$(41,480,466)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	453,220	325,299	(207,972)
Comprehensive loss	$(118,878,844)	$(69,966,928)	$(41,688,438)

See accompanying notes

Arvinas, inc AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Shares/Units and Changes in Stockholders’/Members’ Equity

	Series A		Series B		Series C		Series
	Redeemable		Redeemable		Redeemable		A, B and C
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2017	22,463,665	$19,768,025	24,977,489	$41,712,407	—	$—	—	$—
Incentive unit-based compensation	—	—	—	—	—	—	—	—
Exercise of Series A redeemable convertible preferred warrant	110,116	319,667	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred units	—	—	—	—	16,467,066	55,000,001	—	—
Change in redemption value of redeemable convertible preferred units	—	91,044,716	—	81,253,577	—	26,068,463	—	—
Net loss	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred units to redeemable convertible preferred shares	(22,573,781)	(111,132,408)	(24,977,489)	(122,965,984)	(16,467,066)	(81,068,464)	64,018,336	315,166,856
Conversion of common and incentive units to common and restricted stock	—	—	—	—	—	—	—	—
Issuance of common stock, net of underwriters' discounts and issuance costs of $12,048,129	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	—	—	—	—	—	—	(64,018,336)	(315,166,856)
Restricted stock vesting	—	—	—	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—
Balance at December 31, 2018	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Issuance of common stock, net of underwriters' discounts and issuance costs of $7,497,131	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Restricted stock vesting	—	—	—	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	—	—	—
Unrealized gain on available-for -sale securities	—	—	—	—	—	—	—	—
Balance at December 31, 2019	—	—	—	—	—	—	—	—
Issuances of common stock, net of underwriters' discounts and issuance costs of $28,099,997
Stock-based compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Restricted stock vesting	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—
Common stock issued in at-the- market offering, net of offering costs of $1,584,647	—	—	—	—	—	—	—	—
Unrealized gain on available-for -sale securities	—	—	—	—	—	—	—	—
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—

See accompanying notes

Arvinas, inc AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Shares/Units and Changes in Stockholders’/Members’ Equity

									Accumulated	Total
								Additional	Other	Stockholders'
	Common		Common		Incentive		Accumulated	Paid-in	Comprehensive	/ Members’
	Units	Amount	Shares	Amount	Units	Amount	Deficit	Capital	Loss	Equity
Balance at December 31, 2017	1,897,544	$6,167	—	$—	3,669,963	$1,186,419	$(62,417,397)	$—	$(9,751)	$(61,234,562)
Incentive unit-based compensation	—	—	—	—	1,680,386	2,489,061	—	9,141,239	—	11,630,300
Exercise of Series A redeemable convertible preferred warrant	—	—	—	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred units	—	—	—	—	—	—	—	—	—	—
Change in redemption value of redeemable convertible preferred units	—	—	—	—	—	—	(198,366,756)	—	—	(198,366,756)
Net loss	—	—	—	—	—	—	(41,480,466)	—	—	(41,480,466)
Conversion of redeemable convertible preferred units to redeemable convertible preferred shares	—	—	—	—	—	—	—	—	—	—
Conversion of common and incentive units to common and restricted stock	(1,897,544)	(6,167)	3,692,765	3,693	(5,350,349)	(3,675,480)	—	3,677,954	—	—
Issuance of common stock, net of underwriters' discounts and issuance costs of $12,048,129	—	—	7,700,482	7,700	—	—	—	111,151,883	—	111,159,583
Conversion of redeemable convertible preferred stock to common stock	—	—	19,697,928	19,698	—	—	—	315,147,158	—	315,166,856
Restricted stock vesting	—	—	144,283	145	—	—	—	(145)	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(207,972)	(207,972)
Balance at December 31, 2018	—	—	31,235,458	31,236	—	—	(302,264,619)	439,118,089	(217,723)	136,666,983
Stock-based compensation	—	—	—	—	—	—	—	20,072,710	-	20,072,710
Issuances of common stock, net of underwriters' discounts and issuance costs of $7,497,131	—	—	6,573,586	6,573	—	—	—	137,082,302	—	137,088,875
Net loss	—	—	—	—	—	—	(70,292,227)	—	—	(70,292,227)
Restricted stock vesting	—	—	475,412	475	—	—	—	(475)	—	—
Proceeds from exercise of stock options	—	—	176,897	177	—	—	—	2,824,464	—	2,824,641
Unrealized gain on available-for -sale securities	—	—	—	—	—	—	—	—	325,299	325,299
Balance at December 31, 2019	—	—	38,461,353	38,461	—	—	(372,556,846)	599,097,090	107,576	226,686,281
Issuances of common stock, net of underwriters' discounts and issuance costs of $28,099,997	—	—	6,571,428	6,571	—	—	—	431,893,392	—	431,899,963
Stock-based compensation	—	—	—	—	—	—	—	30,230,858	—	30,230,858
Net loss	—	—	—	—	—	—	(119,332,064)	—	—	(119,332,064)
Restricted stock vesting	—	—	371,164	371	—	—	—	(371)	—	—
Proceeds from exercise of stock options	—	—	458,159	458	—	—	—	8,260,302	—	8,260,760
Common stock issued in at-the- market offering, net of offering costs of $1,584,647	—	—	2,593,637	2,594	—	—	—	64,055,900	—	64,058,494
Unrealized gain on available-for -sale securities	—	—	—	—	—	—	—	—	453,220	453,220
Balance at December 31, 2020	—	$—	48,455,741	$48,455	—	$—	$(491,888,910)	$1,133,537,171	$560,796	$642,257,512

See accompanying notes

ARVINAS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(119,332,064)	$(70,292,227)	$(41,480,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	15,149	17,963
Change in fair value of preferred unit warrant liability	—	—	193,779
Depreciation and amortization	3,166,139	1,561,557	706,000
Net accretion of bond discounts/premiums	1,654,516	154,022	248,069
Gain on sale of marketable securities	(395,070)	—	—
Amortization of right to use assets	858,367	691,345	—
Non-cash share/unit-based compensation	30,230,858	20,072,710	11,630,300
Changes in operating assets and liabilities:
Other receivables	(1,162,826)	(4,024,862)	(1,215,514)
Account receivable	(1,000,000)	2,775,831	22,224,169
Prepaid expenses and other current assets	(2,387,848)	(1,065,005)	(2,501,383)
Accounts payable	2,042,342	1,608,735	2,002,163
Accrued expenses	10,807,123	3,601,628	605,340
Operating lease liabilities	(920,158)	(581,961)	—
Deferred revenue	(13,318,313)	4,856,736	(8,548,090)
Net cash used in operating activities	(89,756,934)	(40,626,342)	(16,117,670)
Cash flows from investing activities:
Purchase of marketable securities	(41,196,166)	(256,548,355)	(234,894,225)
Maturities of marketable securities	174,118,543	169,695,816	58,059,526
Sale of marketable securities	37,775,235
Purchase of property, equipment and leasehold improvements	(6,447,533)	(6,244,024)	(2,830,661)
Net cash provided by (used in) investing activities	164,250,079	(93,096,563)	(179,665,360)
Cash flows from financing activities:
Repayments of long-term debt	—	(169,610)	(173,889)
Proceeds from long-term debt	—	—	2,000,000
Proceeds from issuance of common stock	459,999,960	137,686,006	114,583,172
Payment of common stock offering costs	(27,650,184)	(597,131)	(3,423,589)
Proceeds from sale of common stock in at-the-market offering	65,643,141	—	—
Payment of common stock offering costs for at-the-market offering	(1,584,647)	—	—
Proceeds from exercise of stock options	8,260,760	2,824,641	—
Proceeds from issuance of Series C redeemable convertible preferred units	—	—	55,000,001
Proceeds from exercise of warrant	—	—	75,000
Net cash provided by financing activities	504,669,030	139,743,906	168,060,695
Net increase (decrease) in cash and cash equivalents	579,162,175	6,021,001	(27,722,335)
Cash and cash equivalents, beginning of the period	9,211,057	3,190,056	30,912,391
Cash and cash equivalents, end of the period	$588,373,232	$9,211,057	$3,190,056
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$522,710	$189,908	$159,494
Cash paid for interest	$65,000	$70,420	$39,476
Increase in redemption value of preferred units	$—	$—	$198,366,756

See accompanying notes

ARVINAS, INC. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Basis of Presentation

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

Basis of Presentation - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The accounting policies used to prepare these financial statements are the same as those used to prepare the consolidated financial statements in prior years, except as described in these notes or for the adoption of new standards as outlined below.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Arvinas, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the financial statements and notes. While management believes that estimates and assumptions used in the preparation of the consolidated financial statements and notes are appropriate, actual results could differ from those estimates. The most significant estimates are those used in determination of the Company’s revenue recognition, research and development expenses, fair value of its common and preferred units, preferred unit warrant liability, incentive equity compensation, and fair value of its investment in a joint venture, Oerth Bio LLC (Oerth).

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

For the year ended December 31, 2020, 100% of the Company’s revenue was attributable to three collaborators representing 37%, 32% and 31%, respectively, and one collaborator accounted for the entire accounts receivable balance. For the year ended December 31, 2019, 57% of the Company’s revenue was attributable to a license contributed to Oerth, and two collaborators represented 19% and 16% of total revenue. For the year ended December 31, 2018, two collaborators each represented over 45% of total revenue.

Marketable Securities

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses reported as accumulated other comprehensive loss, a separate component of stockholders’/members’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred.

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

Impairment of Long-Lived Assets

When indications of potential impairments are present, the Company evaluates the carrying value of long-lived assets. The Company adjusts the carrying value of the long-lived assets if the sum of undiscounted expected future cash flows is less than carrying value. No such impairments were recorded during 2020, 2019 or 2018.

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

For the years ended December 31, 2020, 2019 and 2018, the transaction price allocated to the combined performance obligation identified under the agreements is recognized as revenue on a straight-line basis over the estimated performance period under each respective arrangement. Straight-line basis was considered the best measure of progress in which control of the combined obligation transfers to the customers, due to the contract containing license rights to technology, research and development services, and joint committee participation, which in totality are expected to occur ratably over the performance period.

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

The Company classified warrants to purchase shares of its Series A Redeemable Convertible Preferred Units (Series A Preferred Units) as a liability on its balance sheets as these warrants were free-standing financial instruments that were exercisable for contingently redeemable shares. The preferred unit warrants were recorded in long-term liabilities at fair value, estimated using the Black-Scholes option pricing model, and marked to market at each balance sheet date. The change in carrying value was reported as the change in fair value of warrant liability in the accompanying consolidated statements of operations. The outstanding warrants were exercised in July 2018 and no warrants were outstanding as of December 31, 2020 and 2019.

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

Arvinas, Inc. and its wholly owned subsidiaries use the asset and liability method of accounting for income taxes, as set forth in ASC 740, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry forwards, all calculated using presently enacted tax rates.

Management has evaluated the effect of ASC 740 guidance related to uncertain income tax positions and concluded that the Company has no significant uncertain income tax positions at December 31, 2020 and 2019.

Equity-based Compensation

Prior to its IPO, the Company periodically granted incentive units to employees and non-employees, which generally vested over a four-year period. The incentive units represented a separate substantive class of equity with defined rights within the limited liability company agreement of Arvinas Holding Company, LLC (the LLC Operating Agreement). The incentive units represented profits interests in the Company, which was an interest in the increase in the value of the entity over the Participation Threshold, as defined in the LLC Operating Agreement and as determined at the time of grant. The holder, therefore, had the right to participate in distributions of profits only in excess of the Participation Threshold. The Participation Threshold was based on the valuation of the common unit on or around the grant date.

The Company accounted for incentive units granted in accordance with ASC 718, Compensation-Stock Compensation (ASC 718). In accordance with ASC 718, compensation expense is measured at estimated fair value of the incentive units and is included as compensation expense over the vesting period during which an employee provides service in exchange for the award.

The Company measures employee, board of director and consultant equity-based compensation for stock option and restricted stock grants based on the grant date fair value of the equity awards.  Equity-based compensation expense is recognized over the requisite service period of the awards, net of estimated forfeitures. Estimated forfeitures are updated on a periodic basis based on actual experience. For equity awards that have a performance condition, the Company recognizes compensation expense based on its assessment of the probability that the performance condition will be achieved.

The Company classifies equity-based compensation expense in its consolidated statement of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.

Research and Development Expenses

Research and development expenses include (i) employee-related expenses, including salaries, benefits, travel and stock-based compensation expense; (ii) external research and development expenses incurred under arrangements with third parties, such as contract research organization agreements, investigational sites, and consultants; (iii) the cost of acquiring, developing, and manufacturing clinical study materials; (iv) costs associated with preclinical and clinical activities and regulatory operations; and (v) costs incurred in development of intellectual property. Costs incurred in connection with research and development activities are expensed as incurred.

The Company enters into consulting, research, and other agreements with commercial entities, researchers, universities, and others for the provision of goods and services. Such arrangements are generally cancelable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided by the respective vendors, including the Company’s clinical sites. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved, and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

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

The Company’s marketable securities consist of corporate bonds which are adjusted to fair value each balance sheet date, based on quoted prices, which are considered Level 2 inputs (see Note 5). During the year ended December 31, 2019, a non-recurring fair value measurement was applied to determine the fair value of the non-cash consideration of 50% equity ownership received related to Oerth. The fair value measurement was determined using an income approach based primarily on utilizing management’s estimates of future cash flows as inputs, which are considered Level 3 measurements within the above fair value hierarchy.

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses, which provides a model for recognizing credit losses on financial instruments based on an estimate of current expected losses, requiring immediate recognition of credit losses expected over the life of a financial instrument. The Company adopted ASU 2016-13 in the first quarter of 2020. The adoption of the standard was immaterial to the accompanying consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3. License Agreements

In July 2013, the Company entered into an exclusive license agreement, including the right to grant sublicenses, with Yale University to develop protein degradation technologies. In connection with the execution of this license agreement, the Company made a non-refundable upfront payment of $149,511. In addition to the upfront payment, the Company paid Yale University a License Maintenance Royalty of varying amounts through the fourth anniversary of the license agreement. The minimum annual payment will be $75,000 until the first sale to a third party of any licensed product.

The Company is also required to pay Yale University success-based milestones for the development of the protein degradation technologies as well as low single-digit running royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions, and subject to a minimum royalty payment that ranges from $200,000 to $500,000. The agreement requires that, if the Company sublicenses the protein degradation technologies to a third party, the Company must pay Yale University a mid-single digit to mid-double digit percentage of Sublicense Income (as defined in the agreement) received on the first licensed product therewith. During 2015, the Company paid $750,000 to Yale University for sublicense consideration, representing the maximum amount required to be paid for sublicense consideration for a licensed product and satisfying this obligation. During 2020, 2019 and 2018, the Company paid $150,000, $150,000 and $75,000, respectively, under the license agreement. The Company is also required to reimburse Yale University for patent costs incurred. During 2020, 2019 and 2018, the Company reimbursed Yale University $196,167, $352,663 and $216,093, respectively, for patent costs.

4. Research Collaboration and License Agreements

In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (Bayer Collaboration Agreement) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras, or PROTAC® targeted protein degraders, that mediate for degradation of target proteins (Targets), using the Company’s proprietary platform technology, which Targets will be selected by Bayer AG, subject to certain exclusions and limitations.  The Bayer Collaboration Agreement became effective in July 2019. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license and a $1.5 million payment to fund research activities. Bayer is committed to fund an additional $10.5 million through 2022, of which $3.0 million was received in 2020. These payments are being recognized over the total estimated period of performance. The Company is also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, the Company is eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

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

In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer, Inc. (Pfizer) (the Pfizer Collaboration Agreement). Under the terms of the Pfizer Collaboration Agreement, the Company received an upfront non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the agreement. These payments are being recognized as revenue over the total estimated period of performance. The Company is also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the agreement. Pfizer has exercised options for $4.9 million as of December 31, 2020. The options are recognized as revenue over the estimated period of performance. The Company is also entitled to receive up to $225 million in development milestone payments and up to $550 million in sales-based milestone payments for all designated targets under the Pfizer Collaboration Agreement, as well as tiered royalties based on sales. Pfizer paid the Company $1.2 million in December 2019 and $3.0 million in 2020 relating to adding additional targets into the collaboration. These payments are being recognized over the estimated period of performance.

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

Information about contract liabilities, included as deferred revenue in the accompanying Consolidated Balance Sheets, is as follows:

	December 31,
	2020	2019
Contract liabilities	$45,089,094	$58,407,407
Revenues recognized in the period from:
Amounts included in deferred revenue in previous periods	18,651,649	14,335,188

Changes in deferred revenue as of December 31, 2020 from 2019 were due to $21.8 million of revenue recognized on the research collaboration and license agreements and additions to deferred revenue of $8.5 million related to the Bayer Collaboration Agreement and Pfizer Collaboration Agreement.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of December 31, 2020 was $45.1 million, which is expected to be recognized in the following periods (in millions):

2021	$19.4
2022	19.2
2023	6.5
$45.1

5. Marketable Securities

The following is a summary of the Company’s available-for-sale securities.

	December 31, 2020
Description	Effective Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	2021	$99,596,821	$560,797	$-	$100,157,618
Total		$99,596,821	$560,797	$-	$100,157,618

	December 31, 2019
Description	Effective Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	2020	$145,359,876	$49,722	$—	$145,409,598
Corporate bonds	2021	126,194,004	57,854	—	126,251,858
Total		$271,553,880	$107,576	$—	$271,661,456

The following tables summarize the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of:

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$100,157,618	$—	$100,157,618

	December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$271,661,456	$—	$271,661,456

The carrying value of account receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

6. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following:

	December 31,
	2020	2019
Laboratory equipment	$11,100,116	$8,045,179
Office equipment	1,233,823	865,888
Leasehold improvements	6,058,400	2,809,205
	18,392,339	11,720,272
Less: accumulated depreciation	(6,132,824)	(3,264,861)
Property, equipment and leasehold improvements, net	$12,259,515	$8,455,411

Depreciation expense totaled $3,166,139, $1,561,557 and $706,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

7. Right to Use Assets and Liabilities

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in the consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate ranges from 3.2% – 6.6%. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Some of the Company’s leases include options to extend or terminate the lease. The Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. The Company has operating leases for its corporate office and certain equipment, which expire no later than September 2024. The leases have a weighted average remaining term of 1.9 years.

The components of lease expense were as follows:

	Year Ended
	December 31,
	2020	2019
Operating lease cost	$995,228	$817,057

Supplemental cash flow information related to leases was as follows:

	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$920,158	$581,961
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$572,413	$571,886

Maturities of lease liabilities for operating leases as of December 31, 2020 are as follows:

2021	$1,124,684
2022	1,108,065
Thereafter	12,041
Total lease payments	2,244,790
Less: imputed interest	(204,529)
Total	$2,040,261

Prior to January 1, 2019, the Company accounted for its leases in accordance with ASC Topic 840, Leases. At December 31, 2018, the Company was committed under operating leases for its corporate office and certain equipment. Total rent expense under operating leases for the year ended December 31, 2018 was $606,538.

8. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2020	2019
Employee expenses	$8,967,126	$5,810,723
Research and development expenses	8,113,043	1,186,935
Professional fees and other	1,779,671	605,246
	$18,859,840	$7,602,904

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

Anticipated future minimum payments on long-term debt as of December 31, 2020 are:

2023	$92,480
2024	377,516
2025	389,970
Beyond 5 years	1,140,034
Total	$2,000,000

During the years ended December 31, 2020, 2019 and 2018, interest expense was $65,000, $85,569 and $57,440, respectively.

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

11. Equity

Common Stock

During December 2020, the Company completed a public offering in which the Company issued and sold 6,571,428 shares of common stock at a public offering price of $70.00 per share, which resulted in aggregate net proceeds of $431.9 million, net of underwriter discounts, commissions and offering costs of $28.1 million.

In October 2019, the Company entered into an Equity Distribution Agreement (Distribution Agreement) with Piper Sandler Companies, formerly Piper Jaffray & Co. (Piper Sandler), pursuant to which the Company may offer and sell from time-to-time in an “at-the-market offering,” at its option, up to an aggregate of $100.0 million of shares of the Company’s common stock through Piper Sandler, as sales agent. During year ended December 31, 2020, the Company sold 2,593,637 shares of its common stock resulting in proceeds to the Company of $64.1 million, net of offering costs of $1.6 million.

In November 2019, the Company completed a public offering in which the Company issued and sold 5,227,273 shares of common stock at a public offering price of $22.00 per share. The Company’s aggregate gross proceeds from the sale of shares in the public offering was $115.0 million before fees and expenses of $7.4 million.

In June 2019, the Company entered into a Stock Purchase Agreement with Bayer AG pursuant to which, in connection with the closing in July 2019, the Company issued and sold to Bayer AG 1,346,313 shares of the Company’s common stock (the Shares) for a contractually stated purchase price of $32.5 million. The value of the shares of the Company’s common stock was based on the average of the Company’s common stock for the preceding 60 days prior to the signing of the Stock Purchase Agreement plus a fifteen percent premium. On October 1, 2019, the Company filed a registration statement covering these shares.

Share-based Compensation

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP) initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by an additional 323,377 shares, equal to 1% of the Company’s then-outstanding common stock, effective as of January 1, 2019, and by an additional 390,371 shares, equal to 1% of the Company’s then-outstanding common stock, effective as of January 1, 2020. The first offering period under the 2018 ESPP commenced on January 1, 2020. During the year ended December 31, 2020, the Company issued 11,046 shares of common stock under the 2018 ESPP. As of December 31, 2020, 1,014,552 shares remained available for purchase.

All of the Company’s employees are eligible to participate in the 2018 ESPP, provided they meet certain employment requirements. On each offering commencement date, each participant will be granted the right to purchase, on the last business day of the offering period, a number of shares of the Company’s common stock determined by multiplying $2,083 by the number of full months in the offering period and dividing that product by the closing price of the Company’s common stock on the first day of the offering period. On the commencement date of each offering period, each eligible employee may authorize up to a maximum of 15% of the compensation he or she receives during the offering period to be deducted by the Company during the offering period. Under the terms of the 2018 ESPP, the purchase price shall be determined by the Company’s board of directors for each offering period and will be at least 85% of the applicable closing price of the Company’s common stock. If the Company’s board of directors does not make a determination of the purchase price, the purchase price will be 85% of the lesser of the closing price of the Company’s common stock on the first business day of the offering period or the last business day of the offering period.

In the Fourth Amendment to the Company’s Incentive Share Plan (the Incentive Plan) adopted in March 2018, the Company was authorized to issue up to an aggregate of 6,199,477 incentive units pursuant to the Incentive Plan. Generally, incentive units were granted at no less than fair value as determined by the board of managers and had vesting periods ranging from one to four years. The Incentive Plan was terminated in September 2018. In September 2018, the Company’s board of directors adopted and the Company’s stockholders approved the 2018 Stock Incentive Plan (the 2018 Plan), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s IPO. The number of common shares initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181) issued in respect of incentive units granted under the Incentive Plan that are subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lowest of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s board of directors. The increase in the number of authorized shares for the fiscal years ending December 31, 2020 and 2019 was 1,561,485 and 1,293,510, respectively. Common shares subject to outstanding equity awards that expire or are terminated, surrendered, or cancelled without having been fully exercised or are forfeited in whole or in part shall be available for future grants of awards.

During 2018, the Company granted 1,715,368 incentive units to employees and directors under the Incentive Plan. In September 2018, each outstanding incentive unit was converted into a number of shares of common stock based upon the IPO price. Certain of the shares of common stock issued in respect of incentive units continue to be subject to vesting in accordance with the vesting schedule that was applicable to such incentive units. The Company granted 1,253,263 restricted shares to employees and directors as part of the conversion. The Company also granted 1,744,650 stock options to purchase shares of common stock to employees and directors who were holders of incentive units at the time of the incentive unit conversion. In September 2018, in connection with the conversion of the incentive units, the Company granted 11,097 restricted shares of common stock and 251,010 stock options to purchase shares of common stock to consultants.

For the years ended December 31, 2020, 2019 and 2018, the Company recognized $30,230,858, $20,072,710 and $11,630,300, respectively, of total compensation expense for awards classified as equity awards related to its stock options, restricted stock awards and restricted stock units. At December 31, 2020, there was $22,647,241 of compensation expense that is expected to be recognized over a weighted average period of approximately 2 years.

The fair value of the stock options granted during each of the years was determined using the Black-Scholes option pricing model with the following assumptions:

	2020	2019	2018
Expected volatility	70% - 75%	69% - 71%	68% - 70%
Expected term (years)	5.3 - 7.0	5.5 - 7.0	5.0 - 10.0
Risk free interest rate	0.3% - 1.6%	1.4% - 2.7%	2.6% - 3.1%
Expected dividend yield	0%	0%	0%
Exercise price	$22.70 - $50.00	$17.29 - $37.66	$14.44 - $16.24

Given the Company’s common stock has not been trading for a sufficient period of time, the Company utilizes a collection of volatilities of peer companies to estimate the expected volatility of its common stock. The expected term is calculated utilizing the simplified method.

A summary of the stock option activity under the 2018 Plan as of December 31, 2020 is presented below. These amounts include stock options granted to employees, directors and consultants.

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,432,198	$18.05
Granted	1,424,402	$43.67
Exercised	(447,113)	$17.76
Forfeited	(87,605)	$26.94
Outstanding at December 31, 2020	4,321,882	$26.35	8.4	$253,193,160
Exercisable at December 31, 2020	1,665,452	$17.50	$7.9	$112,307,482

Included in the stock options granted in the table above are options to purchase 1,995,660 shares of common stock that were granted to employees, directors, and consultants granted at the time of the incentive unit conversion in September 2018 that have the same vesting terms as the profit units that were outstanding in September 2018 before the profit interests were converted into common stock. At the time of issuance of the stock options, 357,658 stock options to purchase shares of common stock became immediately vested, resulting in stock compensation expense of $3,627,507.

The weighted-average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $27.45, $13.28 and $9.88, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was approximately $19.4 million, $1.9 million and zero, respectively. The excess tax benefit classified as a financing cash flow was not significant for any of the periods presented.

At December 31, 2020, $21.5 million of total unrecognized compensation cost related to non-vested stock options granted under the 2018 Plan is expected to be recognized over the next two years.

A summary of the restricted stock grant activity under the Incentive Plan as of December 31, 2020 is presented below. These amounts include restricted stock granted to employees, directors and consultants.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at December 31, 2019	576,074	$16.00
Vested	(325,818)	$16.00
Forfeited	(11,544)	$16.00
Unvested restricted stock at December 31, 2020	238,712	$16.00

A summary of restricted stock unit activity under the 2018 Plan for the year ended December 31, 2020 is presented below. These amounts include restricted stock units granted to employees.

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2019	181,372	$20.00
Exercised	(45,346)	$20.00
Forfeited	(2,977)	$19.36
Unvested restricted stock units at December 31, 2020	133,049	$20.01

At December 31, 2020, there were 217,232 restricted shares under the Incentive Plan, 4,053,998 stock options under the 2018 Plan, and 114,243 restricted stock units under the 2018 Plan that have vested or are expected to vest.

12. Investment in Equity Method Investee

In June 2019, the Company entered into an agreement to establish a joint venture (Commitment Agreement) with Bayer CropScience LP (Bayer LP) to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. In July 2019, the Company and Bayer LP completed the formation of the joint venture entity, Oerth. Pursuant to the terms of the Commitment Agreement, the Company made an in-kind intellectual property contribution to Oerth in the form of a license to certain of the Company’s proprietary technology. Bayer LP has made a $56.0 million total cash commitment to Oerth, $16.0 million of which Bayer LP has contributed to Oerth during the quarter ended September 30, 2019, and an in-kind intellectual property contribution. The Company and Bayer LP each hold an ownership interest in Oerth initially representing 50% of the ownership interests. A 15% ownership interest of Oerth is reserved for the future grant of incentive units to employees and service providers of Oerth.

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

The Company will also provide to Oerth compensated research and development services and administrative services through a separate agreement. The services rendered by the Company during the years ended December 31, 2020 and 2019 were insignificant.

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

Total operating expenses and net loss of Oerth for 2020 was $8.3 million. Total operating expenses and net loss of Oerth for 2019 was $49.8 million, which included research and development expenses equal to $49.4 million for the fair value of the license acquired from Arvinas. The Company’s initial investment in Oerth was $49.4 million which represented the fair value of shares received in exchange for the contribution of the license. The elimination of the intra-entity profit component of the revenue resulted in a reduction in the balance of the investment in Oerth, bringing its initial carrying value of the investment to $24.7 million. During 2019, the Company recorded equity method losses of $24.7 million based on its proportionate share of ownership. After recognition of its proportionate share of Oerth’s losses for the period the carrying value of the investment as of December 31, 2019 was reduced to $0, and, as a result, no additional losses were recorded against the carrying value of the investment during the year ended December 30, 2020.

13. Income Taxes

The Company has had no income tax expense due to operating losses incurred for the years ended December 31, 2020 and 2019. The Company has also not recorded any income tax benefits for the net operating losses incurred in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Federal research tax credit	4.1%	3.5%	2.5%
Stock compensation	(1.7)%	(2.2)%	(3.3)%
Change in valuation allowance	(23.3)%	(22.0)%	(20.3)%
Other	(0.1)%	(0.3)%	0.1%
	0.0%	0.0%	0.0%

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at December 31, 2020 and 2019:

	2020	2019
Deferred income tax assets:
Loss carryforwards	$43,074,539	$21,733,983
Deferred revenue	8,978,710	7,871,790
Tax credits	10,070,208	5,121,644
Stock compensation	5,038,675	3,580,768
Other	172,170	183,118
Total deferred income tax assets	67,334,302	38,491,303
Deferred income tax liabilities
Other	(43,103)	(35,011)
Property, equipment and leasehold improvements	(2,377,997)	(1,293,932)
Total deferred income tax liabilities	(2,421,100)	(1,328,943)
Less valuation allowance	(64,913,202)	(37,162,360)
Net deferred income tax assets	$—	$—

The Company has provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon the history of losses of the Company, it is more likely than not that the benefits will not be realized. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to utilize these potential tax benefits. The valuation allowance increased by $27.8 million in 2020 and $15.4 million in 2019 due to the increase in the net operating loss carryforwards, stock compensation expense and research and development tax credits.

The Company had approximately $205.1 million and $103.5 million of federal net operating loss carryforwards as of December 31, 2020 and 2019, respectively. Federal net operating loss carryforwards as of December 31, 2017 expire at various dates through fiscal year 2037 and federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of the Company’s taxable income in the year in which carryforwards are used. The Company believes the federal net operating losses are subject to an annual limitation as a result of changes in the Company’s ownership, as defined by Federal Internal Revenue Code Section 382, in November 2019. Notwithstanding the limitations, the Company expects the federal net operating losses to be fully available under Section 382 within the next two years. The Company had approximately $10.1 million and $5.1 million of federal tax credit carryforwards as of December 31, 2020 and 2019, respectively, which expire at various dates through fiscal year 2040. The Company estimates that its federal credits will not be subject to the Section 382 limitation and the federal tax credits will be available to offset future federal income tax within the next two years.

The Company complies with the provisions of ASC 740 in accounting for its uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in tax expense. The Company had no accruals for interest and penalties at December 31, 2020 and 2019.

The Company is required to file income tax returns in the U.S. Federal jurisdiction, and in the States of Connecticut, Massachusetts and North Carolina. The Company is a state franchise taxpayer due to the Company’s loss position. As a result, there is no state income tax provision included in the financial statements. The 2016 tax year forward remain subject to future examinations by the applicable taxing authorities.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded a benefit from expected cash refunds to be provided by the State of Connecticut, equal to 65% of research and development credits, of $1.8 million, $1.4 million and $0.1 million, respectively, which is included in Other Income in the accompanying consolidated statement of operations and comprehensive loss, due to the Company being a state franchise taxpayer. The benefit results from the exchange of the state research and development tax credit carryforwards for cash refunds. At December 31, 2020 and 2019, the Company has recorded receivables of $3.2 million and $1.4 million, respectively, relating to research and development credits due to the Company.

14. Commitments and Contingencies

Consulting and Sponsored Research Agreement Commitments

In July 2016, the Company entered into a Corporate Sponsored Research Agreement (SRA) with Yale University, which was amended in April 2018. The amended SRA extended the agreement until April 2021 and amended the scope of work. The amended SRA requires quarterly payments of $250,000 through the end of the agreement. The total payments made under the SRA for 2020, 2019 and 2018 were $1,000,000, $1,000,000 and $851,161, respectively.

The Company entered into a consulting agreement with its Chief Scientific Advisor in 2018, which extends into 2021, and requires monthly payments of $20,833. During the years ended December 31, 2020, 2019 and 2018, the Company paid $250,000, $250,000 and $176,110, respectively, pursuant to this consulting agreement.

15. Net Loss Per Common Share

Basic and diluted loss per common share were calculated as follows:

	2020	2019	2018
Net loss	$(119,332,064)	$(70,292,227)	$(41,480,466)
Change in redemption value of preferred units	-	-	(198,366,756)
Net loss attributable to common shares – basic and diluted	$(119,332,064)	$(70,292,227)	$(239,847,222)
Weighted average number of common shares outstanding, basic and diluted	39,534,497	32,927,697	9,422,799
Net loss per common share	$(3.02)	$(2.13)	$(25.45)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per common share as the effect would be to reduce the net loss per common share. The following common share equivalents have been excluded from the calculations of diluted loss per common share because their inclusion would have been antidilutive.

	2020	2019	2018
Stock options	4,321,882	3,432,198	2,273,024
Restricted stock awards	238,712	576,074	1,102,289
Restricted stock units	133,049	181,372	-
	4,693,643	4,189,644	3,375,313