Form 10-Q
period 2021-03-31
ARVINAS, INC.
filed 2021-05-04
CIK 1655759

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, the registrant had 48,988,096 shares of common stock, $0.001 par value per share, outstanding.

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

ii

We use Arvinas, the Arvinas logo, and other marks as trademarks in the United States and other countries. This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Arvinas, INC. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$346,068,406	$588,373,232
Marketable securities	305,203,086	100,157,618
Account receivable	—	1,000,000
Other receivables	5,175,378	7,443,654
Prepaid expenses and other current assets	8,209,888	6,113,122
Total current assets	664,656,758	703,087,626
Property, equipment and leasehold improvements, net	12,210,324	12,259,515
Operating lease right of use assets	4,876,584	1,992,669
Other assets	28,777	28,777
Total assets	$681,772,443	$717,368,587
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,002,938	$7,121,879
Accrued expenses	8,001,201	18,859,840
Deferred revenue	22,150,861	22,150,861
Current portion of operating lease liability	1,216,914	952,840
Total current liabilities	40,371,914	49,085,420
Deferred revenue	20,400,518	22,938,233
Long term debt	2,000,000	2,000,000
Operating lease liability	3,701,991	1,087,422
Total liabilities	66,474,423	75,111,075
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 48,785,692 and 48,455,741 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	48,786	48,455
Accumulated deficit	(532,853,201)	(491,888,910)
Additional paid-in capital	1,148,345,190	1,133,537,171
Accumulated other comprehensive income (loss)	(242,755)	560,796
Total stockholders’ equity	615,298,020	642,257,512
Total liabilities and stockholders’ equity	$681,772,443	$717,368,587

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

Condensed Consolidated Statements of Operations	For the Three Months Ended March 31,
	2021	2020
Revenue	$5,539,365	$6,239,628
Operating expenses:
Research and development	34,866,882	21,726,686
General and administrative	12,318,713	7,925,005
Total operating expenses	47,185,595	29,651,691
Loss from operations	(41,646,230)	(23,412,063)
Other income (expenses)
Other income, net	247,806	390,009
Interest income	450,383	1,299,133
Interest expense	(16,250)	(16,250)
Total other income	681,939	1,672,892
Net loss	(40,964,291)	(21,739,171)
Net loss per common share, basic and diluted	$(0.84)	$(0.56)
Weighted average common shares outstanding, basic and diluted	48,621,663	38,548,483

Condensed Consolidated Statements of Comprehensive Loss	For the Three Months Ended March 31,
	2021	2020
Net loss	$(40,964,291)	$(21,739,171)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(803,551)	(710,190)
Comprehensive loss	$(41,767,842)	$(22,449,361)

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
				Additional	Other	Total
	Common		Accumulated	Paid-in	Comprehensive	Stockholders'
	Shares	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at December 31, 2019	38,461,353	$38,461	$(372,556,846)	$599,097,090	$107,576	$226,686,281
Stock-based compensation	—	—	—	6,119,711	—	6,119,711
Net loss	—	—	(21,739,171)	—	—	(21,739,171)
Restricted stock vesting	128,732	129	—	(129)	—	—
Exercise of stock options	82,348	82	—	1,350,400	—	1,350,482
Unrealized loss on available-for -sale securities	—	—	—	—	(710,190)	(710,190)
Balance at March 31, 2020	38,672,433	$38,672	$(394,296,017)	$606,567,072	$(602,614)	$211,707,113
Balance at December 31, 2020	48,455,741	$48,455	$(491,888,910)	$1,133,537,171	$560,796	$642,257,512
Stock-based compensation	—	—	—	10,327,658	—	10,327,658
Net loss	—	—	(40,964,291)	—	—	(40,964,291)
Restricted stock vesting	66,621	67	—	(67)	—	—
Exercise of stock options	263,330	264	—	4,480,428	—	4,480,692
Unrealized loss on available-for -sale securities	—	—	—	—	(803,551)	(803,551)
Balance at March 31, 2021	48,785,692	$48,786	$(532,853,201)	$1,148,345,190	$(242,755)	$615,298,020

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(40,964,291)	$(21,739,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,148,010	617,469
Net accretion of bond discounts/premiums	978,132	366,132
Amortization of right to use assets	305,140	169,904
Stock-based compensation	10,327,658	6,119,711
Changes in operating assets and liabilities:
Account receivable	1,000,000	—
Other receivables	2,268,276	2,402,390
Prepaid expenses and other current assets	(2,096,766)	243,036
Accounts payable	1,772,142	(1,911,635)
Accrued expenses	(10,858,639)	(819,180)
Deferred revenue	(2,537,715)	(2,211,793)
Operating lease liabilities	(310,412)	(186,824)
Net cash used in operating activities	(38,968,465)	(16,949,961)
Cash flows from investing activities:
Purchase of marketable securities	(240,502,151)	(8,605,116)
Maturities of marketable securities	33,675,000	52,462,085
Purchase of property, equipment and leasehold improvements	(989,902)	(1,362,224)
Net cash (used in) provided by investing activities	(207,817,053)	42,494,745
Cash flows from financing activities:
Proceeds from exercise of stock options	4,480,692	1,350,482
Net cash provided by financing activities	4,480,692	1,350,482
Net (decrease) increase in cash and cash equivalents	(242,304,826)	26,895,266
Cash and cash equivalents, beginning of the period	588,373,232	9,211,057
Cash and cash equivalents, end of the period	$346,068,406	$36,106,323
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$108,917	$375,602
Cash paid for interest	$16,250	$16,250

See accompanying notes

Arvinas, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Nature of Business and Basis of Presentation

Arvinas, Inc. and subsidiaries (“Arvinas” or “the Company”) is a clinical-stage biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies that degrade disease-causing proteins. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2020 has been derived from Arvinas’ audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, forming part of Arvinas’ 2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021.

Impact of the coronavirus (“COVID-19”) pandemic

As a result of the COVID-19 pandemic, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance its preclinical pipeline.

2. Accounting Pronouncements and Significant Accounting Policies

The Company reviews new accounting standards as issued. As of March 31, 2021 the Company has not identified any new standards that it believes will have a significant impact on the Company’s financial statements.

There were no changes to the Company’s significant accounting policies during the three months ended March 31, 2021.

3. Research Collaboration and License Agreements

In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (Bayer Collaboration Agreement) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras, or PROTAC® targeted protein degraders, that mediate for degradation of target proteins. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license and a $1.5 million payment to fund research activities. Bayer is committed to fund an additional $10.5 million through 2022, of which $3.0 million was received in each of the first quarters of 2020 and 2021. These payments are being recognized over the total estimated period of performance.

The Company determined that the Bayer Collaboration Agreement and a Stock Purchase Agreement entered into with Bayer AG at the same time should be evaluated as a combined contract in accordance with ASC 606, Revenue from Contracts with Customers. The Company determined the fair value of the shares sold under the Stock Purchase Agreement to be $2.9 million less than the contractual purchase price stipulated in the agreement. In accordance with the applicable accounting guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that the sale of stock should be recorded at fair value. Therefore, the Company allocated the additional $2.9 million of consideration received under the Stock Purchase Agreement to the Bayer Collaboration Agreement and added such amount to the total transaction price.

In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer, Inc. (Pfizer) (the Pfizer Collaboration Agreement). Under the terms of the Pfizer Collaboration Agreement, the Company received an upfront non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the agreement. These payments are being recognized as revenue over the total estimated period of performance. Pfizer has exercised options on certain targets for $4.9 million as of March 31, 2021. Pfizer also paid the Company $1.2 million in 2019 and $3.0 million in 2020 relating to adding additional targets into the collaboration. The option and target payments are being recognized over the estimated period of performance.

In November 2017, the Company entered into an Amended and Restated Option, License, and Collaboration Agreement with Genentech, Inc. and F. Hoffman-La Roche Ltd. (the Genentech Modification), amending a previous Genentech agreement. Under the Genentech Modification, the Company received additional upfront non-refundable payments of $34.5 million (in addition to $11.0 million received under the previous agreement) to fund Genentech-related research and Genentech has the right to designate up to ten targets.

Information about contract liabilities included as deferred revenue in the condensed consolidated balance sheets, is as follows:

	March 31,	December 31,
	2021	2020
Contract liabilities	$42,551,379	$45,089,094
Revenues recognized in the period from:
Amounts included in deferred revenue in previous periods	$5,538,540	$18,651,649

Changes in deferred revenue as of March 31, 2021 from December 31, 2020 were due to additions to deferred revenue of $3.0 million related to the Bayer Collaboration Agreement and $5.5 million of revenue recognized on the research collaboration and license agreements.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2021 was $42.5 million, which is expected to be recognized in the following periods (in millions):

Remainder of 2021	$16.6
2022	19.4
2023	6.5
Total	$42.5

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

Level 1—Inputs are based upon observable or quoted prices (unadjusted) for identical instruments traded in active markets.

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

The following is a summary of the Company’s available-for-sale securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2021-2022	$165,459,419	$252,653	$(95,273)	$165,616,799
Corporate bonds	2022	139,986,422	—	(400,135)	139,586,287
Total		$305,445,841	$252,653	$(495,408)	$305,203,086

	December 31, 2020
			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2021	$99,596,821	$560,797	$—	$100,157,618
Total		$99,596,821	$560,797	$—	$100,157,618

The following table sets forth, by level, the Company’s assets that were accounted for at fair value on a recurring basis.

	March 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$305,203,086	$—	$305,203,086

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$100,157,618	$—	$100,157,618

5. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following at:

	March 31, 2021	December 31, 2020
Laboratory equipment	$11,811,503	$11,100,116
Office equipment	1,231,906	1,233,823
Leasehold improvements	6,440,685	6,058,400
Total	19,484,094	18,392,339
Less: accumulated depreciation and amortization	(7,273,770)	(6,132,824)
Property, equipment and leasehold improvements, net	$12,210,324	$12,259,515

Depreciation and amortization expense totaled $1,148,010 and $617,469 for the three months ended March 31, 2021 and 2020, respectively.

6. Right to Use Assets and Liabilities

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in the condensed consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate ranges from 3.0-5.1%. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Some of the Company’s leases include options to extend or terminate the lease. The Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option.

The Company has operating leases for its corporate office and certain equipment, which expire no later than December 31, 2024. The leases have a weighted average remaining term of 3.7 years.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2021	2020
Operating lease cost	$341,452	$207,107

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$310,411	$186,824
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$3,189,055	$541,371

Maturities of lease liabilities for operating leases as of March 31, 2021, are as follows:

Remainder of 2021	$1,012,283
2022	1,333,080
2023	1,487,239
2024	1,485,519
Total lease payments	5,318,121
Less: imputed interest	(399,216)
Total	$4,918,905

7. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
Employee expenses	$2,866,269	$8,967,126
Research and development expenses	4,097,326	8,113,043
Professional fees and other	1,037,606	1,779,671
	$8,001,201	$18,859,840

8. Long-Term Debt

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

In June 2018, the Company entered into an Assistance Agreement with the State of Connecticut (2018 Assistance Agreement) to provide funding for the expansion and renovation of laboratory and office space (Project). Under the terms of the 2018 Assistance Agreement, the Company was entitled to borrow from the State of Connecticut a maximum of $2.0 million, provided that the funding does not exceed more than 50% of the total Project costs. In September 2018, the Company borrowed $2.0 million under the 2018 Assistance Agreement, bearing interest at 3.25% per annum and interest payments will be required for the first 60 months from the funding date. Thereafter, the loan begins to fully amortize through month 120, maturing in September 2028. According to the terms of the 2018 Assistance Agreement, up to $1.0 million of the funding thereunder can be forgiven if the Company meets certain employment conditions, as defined therein (See Note 13). The 2018 Assistance Agreement requires that the Company be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received.

Anticipated future minimum payments on long-term debt for the years ending December 31 are:

2023	$92,480
2024	377,516
Beyond	1,530,004
Total	$2,000,000

During each of the three months ended March 31, 2021 and 2020, interest expense was $16,250.

9. Equity

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

Share-based Compensation

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP) initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased by 486,657 and 390,371 shares in 2021 and 2020, respectively. The first offering period under the 2018 ESPP commenced on January 1, 2020. During the three months ended March 31, 2021, the Company issued 12,050 shares of common stock under the 2018 ESPP. As of March 31, 2021, 1,489,159 shares remained available for purchase.

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

In the Fourth Amendment to the Company’s Incentive Share Plan (the Incentive Plan) adopted in March 2018, the Company was authorized to issue up to an aggregate of 6,199,477 incentive units pursuant to the Incentive Plan. Generally, incentive units were granted at no less than fair value as determined by the board of managers and had vesting periods ranging from one to four years. The Incentive Plan was terminated in September 2018. In September 2018, the Company’s board of directors adopted and the Company’s stockholders approved the 2018 Stock Incentive Plan (the 2018 Plan), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of common shares initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181) issued in respect of incentive units granted under the Incentive Plan that are subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lowest of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s board of directors. The increase in the number of authorized shares for the fiscal years ending December 31, 2021 and 2020 was 1,946,628 and 1,561,485, respectively. Common shares subject to outstanding equity awards that expire or are terminated, surrendered, or canceled without having been fully exercised or are forfeited in whole or in part shall be available for future grants of awards.

During the three months ended March 31, 2021, the Company recognized compensation expense of $10,327,658 relating to the issuance of incentive awards, and at March 31, 2021, there was $72,812,116 of compensation expense that is expected to be amortized over a weighted average period of approximately two years.

The fair value of the stock options granted during the three months ended March 31, 2021 was determined using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2021	March 31, 2020
Expected volatility	77.4%-78.0%	70.3%-71.4%
Expected term (years)	5.6-7.0	5.6-7.0
Risk free interest rate	0.5%-1.1%	0.8%-1.6%
Expected dividend yield	0%	0%
Exercise price	$77.51-$82.21	$41.62-$49.97

Given the Company’s common stock has not been trading for a sufficient period of time, the Company utilizes a collection of volatilities of peer companies to estimate the expected volatility of its common stock. The expected term is calculated utilizing the simplified method.

The following table provides a summary of the stock option activity under the 2018 Plan during the three months ended March 31, 2021. These amounts include stock options granted to employees, directors and consultants.

Stock options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,321,882	$26.35
Granted	1,299,350	$78.37
Exercised	(210,936)	$19.58
Forfeited	(4,756)	$33.45
Outstanding at March 31, 2021	5,405,540	$39.11	8.58	$161,852,646
Exercisable at March 31, 2021	1,958,197	$21.89	7.86	$86,578,741

The following table provides a summary of the restricted stock grant activity under the Incentive Plan during the three months ended March 31, 2021. These amounts include restricted stock granted to employees, directors and consultants.

Restricted shares	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at December 31, 2020	238,712	$16.00
Vested	(66,621)	$16.00
Unvested restricted stock at March 31, 2021	172,091	$16.00

The following table provides a summary of the restricted stock unit activity under the 2018 Plan during the three months ended March 31, 2021. These amounts include restricted stock units granted to employees.

Restricted stock units	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2020	133,049	$20.01
Vested	(40,344)	$19.36
Unvested restricted stock units at March 31, 2021	92,705	$20.30

At March 31, 2021, there were 5,023,163 stock options under the 2018 Plan, 159,085 restricted shares under the Incentive Plan, and 77,279 restricted stock units under the 2018 Plan that vested and are expected to vest.

10. Income Taxes

The Company’s effective tax rate was 0.0% for the three months ended March 31, 2021 and 2020. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended March 31, 2021 and 2020 and the Company’s overall effective tax rate of 0.0% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.

Valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.

The Company is subject to tax in the U.S. Federal jurisdiction and the states of Connecticut, Massachusetts and North Carolina. The Company pays franchise tax in the states mentioned above due to its loss position. As a result, there is no state income tax provision recorded for the three months ended March 31, 2021 and 2020.

11. Net Loss Per Common Share

Basic and diluted loss per common share were calculated as follows:

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(40,964,291)	$(21,739,171)
Weighted average number of common shares outstanding, basic and diluted (1)	48,621,663	38,548,483
Net loss attributed to Arvinas common shareholders - basic and diluted	$(0.84)	$(0.56)

(1)

The weighted-average number of common shares outstanding-diluted excludes approximately 5.0 million and 4.9 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of loss per share for the three months ended March 31, 2021 and 2020, respectively.

12. Investment in Equity Method Investee

In July 2019, the Company and Bayer CropScience LP (Bayer LP) formed a joint venture, Oerth Bio LLC (Oerth), to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. As Oerth is jointly controlled by the Company and Bayer LP, the Company accounts for its 50% interest using the equity method of accounting. The Company will also provide to Oerth compensated research and development services and administrative services through a separate agreement. The services rendered by the Company during the three months ended March 31, 2021 and 2020 were insignificant.

Total operating expenses and net loss of Oerth for the three months ended March 31, 2021 was $2.6 million. Total operating expenses and net loss of Oerth for the three months ended March 31, 2020 was $1.2 million and $1.1 million, respectively.

The carrying value of the investment has been reduced to $0 and, as a result, no additional losses were recorded against the carrying value of the investment during the three months ended March 31, 2021 and 2020.

13. Subsequent Events

In June 2018, we entered into the 2018 Assistance Agreement (See Note 8) with the State of Connecticut. Under the terms of the 2018 Assistance Agreement, we borrowed from the State of Connecticut $2.0 million. Up to $1.0 million of the funding can be forgiven if we meet certain employment conditions. In April 2021 we were notified that the employment obligations and the funding provisions relative to the approved costs have been satisfied under the Assistance Agreement and the Company was granted loan forgiveness of $1.0 million from the State of Connecticut.

The Company leases office and laboratory facilities in New Haven, Connecticut under previous lease agreements. In January 2021, the Company entered into amendments to its original lease agreements that extended the term of the lease agreements through December 2024. In May 2021, the Company entered into a lease for approximately 160,000 square feet of laboratory and office space to be occupied in 2024. In connection with the signing of the lease, the Company issued a letter of credit for $3.5 million, collateralized by a certificate of deposit in the same amount. Once occupied, the base rent will range from $6.3 million to $7.2 million annually over a ten-year period. The base rent includes a tenant improvement allowance of $150 per square foot and the Company has the right to increase the tenant improvement allowance which would also trigger an increase in the base rent and letter of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and operating results together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in or implied by these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We are a clinical-stage biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies to degrade disease-causing proteins. We use our PROTAC Discovery Engine, proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. Our small molecule PROTAC technology has the potential to address a broad range of intracellular disease targets, including those representing the up to 80% of proteins that cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in oncology (including immuno-oncology), neuroscience, and other therapeutic areas.

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

We are also developing ARV-766, a PROTAC protein degrader for the treatment of men with metastatic castration-resistant prostate cancer. In preclinical studies,  ARV-766 degraded all resistance-driving point mutations of AR, including L702H, a mutation associated with treatment with abiraterone and other AR-pathway therapies. We expect to initiate a Phase 1 trial for ARV-766 in the first half of 2021.

In our preclinical studies, these lead product candidates have demonstrated potent and selective protein degradation. We believe favorable clinical trial results in these initial oncology programs would provide validation of our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins regardless of therapeutic area.

As a result of the COVID-19 pandemic, many companies have experienced disruptions in their operations and in markets served. We have instated some and may take additional precautionary measures intended to help ensure our employees, well-being and minimize business disruption. We temporarily shut down our laboratories in mid-March 2020 and initiated work with biology contract research organizations, or CROs, but have since reopened our laboratories. Our office-based employees continue to work remotely. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on our results of operations and financial position as of March 31, 2021. The full extent of the future impacts of COVID-19 on our operations is uncertain. A prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance our preclinical pipeline.

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Through March 31, 2021, we raised approximately $897.8 million in gross proceeds from the sale of equity instruments and the exercise of stock options, and had received an aggregate of $124.8 million in payments from collaboration partners, grant funding and partially forgivable loans from the State of Connecticut.

We are a clinical-stage company. ARV-110 and ARV-471 are each in Phase 1/2 clinical trials and our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net loss was $41.0 million for the three months ended March 31, 2021, $119.3 million for the year ended December 31, 2020, and $70.3 million for the year ended December 31, 2019. As of March 31, 2021, we had an accumulated deficit of $532.9 million.

Our total operating expenses were $47.2 million for the three months ended March 31, 2021, $146.7 million for the year ended December 31, 2020, and $94.5 million for the year ended December 31, 2019. We anticipate that our expenses will increase substantially due to costs associated with our ongoing and anticipated clinical activities for ARV-110, ARV-766 and ARV-471, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our preclinical and clinical studies and CROs for the synthesis of compounds in our pre-clinical development activities, as well as other associated costs including the management of our intellectual property portfolio.

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

In the year ended December 31, 2018, we received an upfront non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the agreement. We are also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the agreement. Pfizer has exercised options for $4.9 million as of March 31, 2021. We are also entitled to receive up to $225 million in development milestone payments and up to $550 million in sales-based milestone payments for all designated targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid- to high-single digit tiered royalties, which may be subject to reductions. Pfizer paid us $1.2 million in December 2019 and $3.0 million in 2020 relating to adding additional targets into the collaboration.

Bayer Collaboration Agreement

In June 2019, we entered into a Collaboration and License Agreement, or the Bayer Collaboration Agreement with Bayer AG, or, together with its controlled affiliates, Bayer, setting forth our collaboration to identify or optimize PROTAC targeted protein degraders that mediate for degradation of Targets, using our proprietary platform technology, that are selected by Bayer, subject to certain exclusions and limitations.  The Bayer Collaboration Agreement became effective in July 2019.

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

Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront non-refundable payment of $17.5 million, plus an additional $1.5 million in research funding payments. Bayer is committed to fund an additional $10.5 million in research funding payments through 2022, of which $3.0 million was received in each of 2020 and during the first quarter of 2021, subject to potential increases if our costs for research activities exceed the research funding payments allocated to a Target and certain conditions are met. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

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

We typically use our employee and infrastructure resources across our development programs, and as such, do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for our AR program, ER program and all other platform and exploratory research and development costs:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
AR program development costs	$7,229	$3,848
ER program development costs	5,604	4,122
Other research and development costs	22,034	13,757
Total research and development costs	$34,867	$21,727

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we conduct clinical trials for ARV-110 and ARV-471, including our ongoing Phase 1/2 clinical trials, and continue to discover and develop additional product candidates.

We cannot reasonably estimate or determine with certainty the duration and costs of future clinical trials of ARV-110, ARV-766 and ARV-471 or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support increased research and development activities relating to our product candidates. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with The Nasdaq Stock Market and Securities and Exchange Commission requirements; director and officer insurance costs; and investor and public relations costs.

Interest Income (Expense)

Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest income has decreased for the three months ended March 31, 2021 as compared to March 31, 2020, primarily due to lower interest rates. Interest expense consists of interest paid or accrued on our outstanding debt. Interest expense was $16,500 for each of the three months ended March 31, 2021 and 2020.

Income Taxes

Since our inception in 2013, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our federal earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of March 31, 2021, we had federal net operating loss carryforwards of $205.1 million, which begin to expire in 2033. As of March 31, 2021, we also had federal and state research and development tax credit carryforwards of $10.1 million and $2.3 million, respectively, which begin to expire in 2033 and 2029, respectively.

As of March 31, 2021, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes. Net operating loss carryforwards are generated from the C-corporation subsidiaries’ filings. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.

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

For a complete discussion of our significant accounting policies and recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 1, 2021.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

Revenues

Revenues for the three months ended March 31, 2021 were $5.5 million, as compared to $6.2 million for the three months ended March 31, 2020. The decrease of $0.7 million was primarily due to a collaborator adding new targets that extended the period of revenue recognition for the collaboration agreement.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2021 were $34.9 million, compared with $21.7 million for the three months ended March 31, 2020. The increase of $13.2 million was primarily due to an increase in our continued investment in our platform and exploratory programs of $8.3 million and an increase in expenses related to our ER program of $1.5 million and AR program of $3.4 million. The increase in spending overall of our programs was primarily due to increased personnel and personnel costs utilized across all of our programs of $5.0 million, including $2.1 million related to stock compensation expense. Clinical trial costs and related drug manufacturing costs increased by $2.7 million as we expanded our AR and ER programs. Direct expenses related to our platform and exploratory targets increased by $5.1 million as we expanded the number of protein targets in the exploratory and lead optimization phases.

General and Administrative Expenses

General and administrative expenses were $12.3 million for the three months ended March 31, 2021, compared with $7.9 million for the three months ended March 31, 2020. The increase of $4.4 million was primarily due to an increase of personnel and facility related costs of $3.6 million, including $1.8 million related to stock compensation expense, and insurance, taxes and professional fees of $0.8 million.

Other Income (Expenses)

Other income was $0.7 million for the three months ended March 31, 2021, compared with $1.7 million for the three months ended March 31, 2020. The decrease of $1.0 million was primarily due to lower interest income of $0.8 million from marketable security investments as compared to prior year and lower refundable research and development credits from the State of Connecticut.

Liquidity and Capital Resources

Overview

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Through March 31, 2021, we raised approximately $891.8 million in gross proceeds from the sale of equity interests and the exercise of stock options and had received an aggregate of $124.8 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut. In October 2018, we completed our initial public offering in which we issued and sold an aggregate of 7,700,482 shares of common stock, for aggregate gross proceeds of $123.2 million before fees and expenses. In July 2019, we sold 1,346,313 shares of common stock to Bayer AG for aggregate gross proceeds of $32.5 million. In November 2019, we completed a follow-on offering in which we issued 5,227,273 shares of common stock at a public offering price of $22.00 per share, for aggregate gross proceeds of $115.0 million before fees and expenses. In December 2020, we completed a follow-on offering in which we issued 6,571,428 shares of common stock at a public offering price of $70.00 per share, for aggregate gross proceeds of $460.0 million before fees and expenses. During the year ended December 31, 2020, we sold 2,593,637 shares of common stock in an “at-the-market offering” for aggregate proceeds of $64.1 million, net of offering costs of $1.6 million.

In May 2021, the Company entered into a lease for approximately 160,000 square feet of laboratory and office space to be occupied in 2024. See Note 13 – Subsequent Events to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. In connection with the signing of the lease, the Company issued a letter of credit for $3.5 million, collateralized by a certificate of deposit in the same amount. Once occupied, the base rent will range from $6.3 million to $7.2 million annually over a ten-year period.

Cash Flows

Our cash, cash equivalents and marketable securities totaled $651.3 million as of March 31, 2021 and $688.5 million as of December 31, 2020. We had outstanding loan balances of $2.0 million as of March 31, 2021 and December 31, 2020.

The following table summarizes our sources and uses of cash for the period presented:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(38,969)	$(16,950)
Net cash (used in) provided by investing activities	(207,817)	42,495
Net cash provided by financing activities	4,481	1,350
(Decrease) increase in cash and cash equivalents	$(242,305)	$26,895

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $39.0 million, primarily due to our net loss of $41.0 million, a net reduction in accrued expenses and accounts payable of $9.1 million and a reduction in deferred revenue of $2.5 million, partially offset by non-cash charges of $12.8 million and a decrease in account and other receivables of $3.3 million. Non-cash charges were primarily stock compensation expense of $10.3 million, depreciation and amortization of $1.1 million and net accretion of bond discounts/premiums of $1.0 million.

Net cash used in operating activities for the three months ended March 31, 2020 was $16.9 million, primarily due to our net loss of $21.7 million, a reduction in accounts payable and accrued expenses of $2.7 million, and a reduction in deferred revenue of $ 2.2 million, partially offset by non-cash charges of $7.2 million and a decrease in other receivables and prepaid expenses of $2.6 million. Non-cash charges were primarily stock compensation expense of $6.1 million and depreciation and amortization of $0.6 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $207.8 million, attributable to purchases of marketable securities in excess of the maturities of marketable securities of $206.8 million and purchases of property and equipment of $1.0 million.

Net cash provided by investing activities for the three months ended March 31, 2020 was $42.5 million, attributable to the maturities of marketable securities in excess of new purchases of marketable securities of $43.9 million, partially offset by purchases of property and equipment of $1.4 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 of $4.5 million was attributable to the proceeds from the exercise of stock options.

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

As of March 31, 2021, we believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

In June 2018, we entered into an additional Assistance Agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. Under the terms of the 2018 Assistance Agreement, we could borrow from the State of Connecticut a maximum of $2.0 million, provided that the funding does not exceed more than 50% of the total costs of the expansion and renovation. Borrowings under the 2018 Assistance Agreement bear an interest rate of 3.25% per annum and interest payments are required for the first 60 months from the funding date. Interest expense related to the Assistance Agreement is expected to be $65,000 annually for the first five years. Thereafter, the loan begins to fully amortize through month 120, maturing in June 2028. We may be required to prepay a portion of the loan if the employment conditions are not met. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through June 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. We borrowed the full $2.0 million under the 2018 Assistance Agreement in September 2018 and the full amount remained outstanding at March 31, 2021. Up to $1.0 million of the funding can be forgiven if we meet certain employment conditions. In April 2021, we were informed by the State of Connecticut that $1.0 million of the loan was being forgiven based on the Company’s attaining and maintaining applicable employment conditions.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Interest income earned on these assets was $0.5 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At March 31, 2021, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Our outstanding debt was $2.0 million as of March 31, 2021 and December 31, 2020. Our outstanding debt as of March 31, 2021 carries a fixed interest rate of 3.25% per annum.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties discussed in “Part I, Item 1A, Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021 together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q . The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020 is qualified by the information that is described in this Quarterly Report on Form 10-Q. If any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not issue any securities that were not registered under the Securities Act during the three months ended March 31, 2021.

Item 5. Other Information.

The Company leases office and laboratory facilities in New Haven, Connecticut under previous lease agreements. In January 2021, the Company entered into amendments to its original lease agreements that extended the term of the lease agreements through December 2024. On May 4, 2021, Arvinas Operations, Inc., the Company’s wholly owned subsidiary, entered into a lease agreement with 101 College Street, LLC, pursuant to which Arvinas Operations, Inc. agreed to lease approximately 160,000 square feet of laboratory and office space located at 101 College Street, New Haven, Connecticut, of which the Company intends to take occupancy in 2024. Arvinas Operations, Inc.’s obligations pursuant to the lease agreement are guaranteed by the Company.

The lease agreement provides for an initial term of approximately ten years and eight months, commencing upon the date of delivery as specified in the lease agreement.  The Company has the right to extend the term for two additional consecutive terms of seven years immediately following the initial term, and for one additional five year term thereafter.   Once occupied, the base rent will range from approximately $6.3 million to $7.2 million annually over a ten-year period. The base rent includes an initial tenant improvement allowance of $150 per square foot. The Company has the right to increase the tenant improvement allowance by an amount equal to $25 or $50 per square foot of the premises, which would trigger an increase in the base rent and an increase in the Company’s security deposit (as further described below).

The lease agreement provides that the landlord may terminate the lease upon the occurrence of certain specified events of default, including but not limited to the commencement and continuation of certain bankruptcy proceedings by the Company and the default by the Company in the timely payment of rent pursuant to the terms of the lease. The Company may also terminate the lease if the premises are not ready for occupancy within a specified time period after the anticipated date of delivery.

In connection with the signing of the lease agreement and as a security deposit, on May 4, 2021, the Company issued a letter of credit for $3.5 million, collateralized by a certificate of deposit in the same amount. The letter of credit is subject to increase in connection with the Company’s election to increase the tenant improvement allowance as described above or any expansion of the leased premises, in each case pursuant to the terms of the lease agreement.  The amount of the initial security deposit may be reduced by $500,000 effective on the last day of each of lease years 1, 2, 3, 4, and 5, but in no event to less than $1,000,000.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Fifth Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated January 4, 2021 (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 1, 2021).

10.2

Second Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Development Corporation, dated January 4, 2021 (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 1, 2021).

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

Arvinas, Inc.

Date: May 4, 2021	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2021	By:	/s/ Sean Cassidy
Sean Cassidy
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)