Form 10-Q
period 2021-06-30
ARVINAS, INC.
filed 2021-08-05
CIK 1655759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the registrant had 49,195,898 shares of common stock, $0.001 par value per share, outstanding.

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

•

the timing of, and our ability to obtain, marketing approval of ARV-110, ARV-471, and ARV-766 and the ability of ARV-110, ARV-471, and ARV-476 and our other product candidates to meet existing or future regulatory standards;

•

the potential achievement of milestones and receipt of payments under our collaborations, including our collaboration with Pfizer Inc., or Pfizer, entered into in July 2021, or the ARV-471 Collaboration;

•

our agreement to sell and issue shares of our common stock to Pfizer, subject to certain conditions, pursuant to the terms of stock purchase agreement we entered into with Pfizer in connection with the ARV-471 Collaboration;

•	our plans to pursue research and development of other product candidates;
•	the potential advantages of our platform technology and our product candidates;
•	the extent to which our scientific approach and platform technology may potentially address a broad range of diseases and disease targets;
•	the potential receipt of revenue from future sales of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our product candidates;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our sales, marketing and distribution capabilities and strategy;
•	our ability to establish and maintain arrangements for manufacture of our product candidates;
•	our ability to enter into additional collaborations with third parties;
•	our intellectual property position;
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•	the impact of COVID-19 on our business and operations;
•	the impact of government laws and regulations; and
•	our competitive position.

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

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Arvinas, INC. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$48,726,443	$588,373,232
Restricted cash	4,500,000	—
Marketable securities	551,849,110	100,157,618
Account receivable	—	1,000,000
Other receivables	7,415,611	7,443,654
Prepaid expenses and other current assets	15,242,798	6,113,122
Total current assets	627,733,962	703,087,626
Property, equipment and leasehold improvements, net	11,699,480	12,259,515
Operating lease right of use assets	4,564,666	1,992,669
Other assets	28,777	28,777
Total assets	$644,026,885	$717,368,587
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,975,367	$7,121,879
Accrued expenses	13,472,966	18,859,840
Deferred revenue	22,150,861	22,150,861
Current portion of operating lease liability	1,221,152	952,840
Total current liabilities	41,820,346	49,085,420
Deferred revenue	14,862,802	22,938,233
Long term debt	1,000,000	2,000,000
Operating lease liability	3,396,563	1,087,422
Total liabilities	61,079,711	75,111,075
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 48,994,869 and 48,455,741 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	48,995	48,455
Accumulated deficit	(583,141,763)	(491,888,910)
Additional paid-in capital	1,166,526,486	1,133,537,171
Accumulated other comprehensive income (loss)	(486,544)	560,796
Total stockholders’ equity	582,947,174	642,257,512
Total liabilities and stockholders’ equity	$644,026,885	$717,368,587

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

Condensed Consolidated Statements of Operations	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$5,544,418	$5,747,681	$11,083,783	$11,987,309
Operating expenses:
Research and development	43,010,807	23,416,090	77,877,689	45,142,776
General and administrative	14,410,865	8,815,474	26,729,578	16,740,479
Total operating expenses	57,421,672	32,231,564	104,607,267	61,883,255
Loss from operations	(51,877,254)	(26,483,883)	(93,523,484)	(49,895,946)
Other income (expenses)
Other income, net	1,236,657	307,743	1,484,462	697,752
Interest income	360,160	965,851	810,544	2,264,984
Interest expense	(8,125)	(16,250)	(24,375)	(32,500)
Total other income	1,588,692	1,257,344	2,270,631	2,930,236
Net loss	$(50,288,562)	$(25,226,539)	$(91,252,853)	$(46,965,710)
Net loss per common share, basic and diluted	$(1.03)	$(0.65)	$(1.87)	$(1.22)
Weighted average common shares outstanding, basic and diluted	48,860,930	38,739,922	48,741,296	38,644,209

Condensed Consolidated Statements of Comprehensive Loss	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(50,288,562)	$(25,226,539)	$(91,252,853)	$(46,965,710)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(243,789)	2,266,738	(1,047,340)	1,556,548
Comprehensive loss	$(50,532,351)	$(22,959,801)	$(92,300,193)	$(45,409,162)

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
				Additional	Other	Total
	Common		Accumulated	Paid-in	Comprehensive	Stockholders'
For the Three Months Ended June 30, 2020 and 2021	Shares	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at March 31, 2020	38,672,433	$38,672	$(394,296,017)	$606,567,072	$(602,614)	$211,707,113
Stock-based compensation	—	—	—	7,754,959	—	7,754,959
Issuance of common stock	—	—	—	—	—	—
Net loss	—	—	(25,226,539)	—	—	(25,226,539)
Restricted stock vesting	84,177	84	—	(84)	—	—
Exercise of stock options	68,580	69	—	1,279,084	—	1,279,153
Unrealized gain on available-for -sale securities	—	—	—	—	2,266,738	2,266,738
Balance at June 30, 2020	38,825,190	$38,825	$(419,522,556)	$615,601,031	$1,664,124	$197,781,424
Balance at March 31, 2021	48,785,692	$48,786	$(532,853,201)	$1,148,345,190	$(242,755)	$615,298,020
Stock-based compensation	—	—	—	14,568,216	—	14,568,216
Net loss	—	—	(50,288,562)	—	—	(50,288,562)
Restricted stock vesting	58,407	58	—	(58)	—	—
Exercise of stock options	150,770	151	—	3,613,138	—	3,613,289
Unrealized loss on available-for -sale securities	—	—	—	—	(243,789)	(243,789)
Balance at June 30, 2021	48,994,869	$48,995	$(583,141,763)	$1,166,526,486	$(486,544)	$582,947,174

					Accumulated
				Additional	Other	Total
	Common		Accumulated	Paid-in	Comprehensive	Stockholders'
For the Six Months Ended June 30, 2020 and 2021	Shares	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at December 31, 2019	38,461,353	$38,461	$(372,556,846)	$599,097,090	$107,576	$226,686,281
Stock-based compensation	—	—	—	13,874,670	—	13,874,670
Net loss	—	—	(46,965,710)	—	—	(46,965,710)
Restricted stock vesting	212,909	213	—	(213)	—	—
Exercise of stock options	150,928	151	—	2,629,484	—	2,629,635
Unrealized gain on available-for -sale securities	—	—	—	—	1,556,548	1,556,548
Balance at June 30, 2020	38,825,190	$38,825	$(419,522,556)	$615,601,031	$1,664,124	$197,781,424
Balance at December 31, 2020	48,455,741	$48,455	$(491,888,910)	$1,133,537,171	$560,796	$642,257,512
Stock-based compensation	—	—	—	24,895,874	—	24,895,874
Net loss	—	—	(91,252,853)	—	—	(91,252,853)
Restricted stock vesting	125,028	125	—	(125)	—	—
Exercise of stock options	414,100	415	—	8,093,566	—	8,093,981
Unrealized loss on available-for -sale securities	—	—	—	—	(1,047,340)	(1,047,340)
Balance at June 30, 2021	48,994,869	$48,995	$(583,141,763)	$1,166,526,486	$(486,544)	$582,947,174

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(91,252,853)	$(46,965,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,313,395	1,252,573
Net accretion of bond discounts/premiums	2,673,364	823,694
Forgiveness of debt income	(1,000,000)	—
Amortization of right to use assets	617,058	395,735
Stock-based compensation	24,895,874	13,874,670
Changes in operating assets and liabilities:
Account receivable	1,000,000	—
Other receivables	28,043	2,716,511
Prepaid expenses and other current assets	(9,129,676)	404,665
Accounts payable	(2,442,944)	(2,279,547)
Accrued expenses	(5,386,874)	(198,444)
Deferred revenue	(8,075,431)	(7,952,998)
Operating lease liabilities	(611,602)	(423,096)
Net cash used in operating activities	(86,371,646)	(38,351,947)
Cash flows from investing activities:
Purchase of marketable securities	(537,970,196)	(41,196,165)
Maturities of marketable securities	82,558,000	88,253,053
Sales of marketable securities	—	4,234,116
Purchase of property, equipment and leasehold improvements	(1,456,928)	(3,186,093)
Net cash (used in) provided by investing activities	(456,869,124)	48,104,911
Cash flows from financing activities:
Proceeds from exercise of stock options	8,093,981	2,629,635
Net cash provided by financing activities	8,093,981	2,629,635
Net increase (decrease) in cash, cash equivalents and restricted cash	(535,146,789)	12,382,599
Cash, cash equivalents and restricted cash, beginning of the period	588,373,232	9,211,057
Cash, cash equivalents and restricted cash, end of the period	$53,226,443	$21,593,656
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$296,432	$152,477
Cash paid for interest	$10,833	$32,500

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2020 has been derived from Arvinas’ audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, forming part of Arvinas’ 2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021.

Impact of the coronavirus (“COVID-19”) pandemic

As a result of the COVID-19 pandemic, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of June 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance its preclinical pipeline.

2. Accounting Pronouncements and Significant Accounting Policies

The Company reviews new accounting standards as issued. As of June 30, 2021 the Company has not identified any new standards that it believes will have a significant impact on the Company’s financial statements.

There were no changes to the Company’s significant accounting policies during the three months ended June 30, 2021.

3. Research Collaboration and License Agreements

In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (Bayer Collaboration Agreement) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras, or PROTAC® targeted protein degraders, that mediate for degradation of target proteins. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license and a $1.5 million payment to fund research activities. Bayer is committed to fund an additional $10.5 million through 2022, of which $3.0 million was received in each of the six months ending June 30, 2020 and 2021. These payments are being recognized over the total estimated period of performance.

The Company determined that the Bayer Collaboration Agreement and a Stock Purchase Agreement entered into with Bayer AG at the same time should be evaluated as a combined contract in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The Company determined the fair value of the shares sold under the Stock Purchase Agreement to be $2.9 million less than the contractual purchase price stipulated in the agreement. In accordance with the applicable accounting guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that the sale of stock should be recorded at fair value. Therefore, the Company allocated the additional $2.9 million of consideration received under the Stock Purchase Agreement to the Bayer Collaboration Agreement and added such amount to the total transaction price.

In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer, Inc. (Pfizer) (the Pfizer Collaboration Agreement). Under the terms of the Pfizer Collaboration Agreement, the Company received an upfront non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the agreement. These payments are being recognized as revenue over the total estimated period of performance. Pfizer has exercised options on certain targets for $4.9 million as of June 30, 2021. Pfizer also paid the Company $1.2 million in 2019 and $3.0 million in 2020 relating to adding additional targets into the collaboration. The option and target payments are being recognized over the estimated period of performance.

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

Information about contract liabilities included as deferred revenue in the condensed consolidated balance sheets, is as follows:

	June 30,	December 31,
	2021	2020
Contract liabilities	$37,013,663	$45,089,094
Revenues recognized in the period from:
Amounts included in deferred revenue in previous periods	$11,075,430	$18,651,649

Changes in deferred revenue as of June 30, 2021 from December 31, 2020 were due to additions to deferred revenue of $3.0 million related to the Bayer Collaboration Agreement and $11.1 million of revenue recognized on the research collaboration and license agreements.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2021 was $37.0 million, which is expected to be recognized in the following periods (in millions):

Remainder of 2021	$11.1
2022	19.4
2023	6.5
Total	$37.0

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

The Company’s marketable securities consist of corporate bonds and government securities which are adjusted to fair value at each balance sheet date, based on quoted prices, which are considered Level 2 inputs.

The following is a summary of the Company’s available-for-sale securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2021-2022	$368,182,546	$103,619	$(93,213)	$368,192,952
Corporate bonds	2022-2023	178,904,470		(496,456)	178,408,014
Government securities	2022	5,248,638	—	(494)	5,248,144
Total		$552,335,654	$103,619	$(590,163)	$551,849,110

	December 31, 2020
			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2021	$99,596,821	$560,797	$—	$100,157,618
Total		$99,596,821	$560,797	$—	$100,157,618

The following table sets forth, by level, the Company’s assets that were accounted for at fair value on a recurring basis.

	June 30, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds and government securities	$—	$551,849,110	$—	$551,849,110

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$100,157,618	$—	$100,157,618

5. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following at:

	June 30, 2021	December 31, 2020
Laboratory equipment	$12,220,329	$11,100,116
Office equipment	1,317,510	1,233,823
Leasehold improvements	6,592,419	6,058,400
Total	20,130,258	18,392,339
Less: accumulated depreciation and amortization	(8,430,778)	(6,132,824)
Property, equipment and leasehold improvements, net	$11,699,480	$12,259,515

Depreciation and amortization expense totaled $1,165,385 and $635,104 for the three months ended June 30, 2021 and 2020, respectively, and $2,313,395 and $1,252,573 for the six months ended June 30, 2021 and 2020, respectively.

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

In May 2021, the Company entered into a lease for approximately 160,000 square feet of laboratory and office space to be occupied in 2024. In connection with the signing of the lease, and at the Company’s election to increase the landlord’s contribution to the tenant improvement allowance, the Company issued a letter of credit for $4.5 million, collateralized by a certificate of deposit in the same amount. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year period.

The Company has operating leases for its current corporate office and certain equipment, which expire no later than December 31, 2024. The leases have a weighted average remaining term of 3.5 years.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$348,154	$262,323	$689,606	$469,430

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$602,149	$423,096
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$3,189,055	$546,612

Maturities of lease liabilities for operating leases as of June 30, 2021, are as follows:

Remainder of 2021	$674,856
2022	1,333,080
2023	1,487,239
2024	1,485,519
Total lease payments	4,980,694
Less: imputed interest	(362,979)
Total	$4,617,715

7. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Employee expenses	$4,700,704	$8,967,126
Research and development expenses	7,451,665	8,113,043
Professional fees and other	1,320,597	1,779,671
Total	$13,472,966	$18,859,840

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

In June 2018, the Company entered into an Assistance Agreement with the State of Connecticut (2018 Assistance Agreement) to provide funding for the expansion and renovation of laboratory and office space (Project). Under the terms of the 2018 Assistance Agreement, the Company was entitled to borrow from the State of Connecticut a maximum of $2.0 million, provided that the funding does not exceed more than 50% of the total Project costs. In September 2018, the Company borrowed $2.0 million under the 2018 Assistance Agreement, bearing interest at 3.25% per annum and interest payments will be required for the first 60 months from the funding date. Thereafter, the loan begins to fully amortize through month 120, maturing in September 2028. According to the terms of the 2018 Assistance Agreement, up to $1.0 million of the funding thereunder can be forgiven if the Company meets certain employment conditions, as defined therein. The 2018 Assistance Agreement requires that the Company be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. In April 2021, the Company was notified that the employment obligations and the funding provisions relative to the approved costs have been satisfied under the 2018 Assistance Agreement and the Company was granted loan forgiveness of $1.0 million from the State of Connecticut.

Anticipated future minimum payments on long-term debt for the years ending December 31 are:

2023	$46,240
2024	188,758
Beyond	765,002
Total	$1,000,000

During the three months ended June 30, 2021 and 2020, interest expense was $8,125 and $16,250, respectively. During the six months ended June 30, 2021 and 2020, interest expense was $24,375 and $32,500, respectively.

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

Share-based Compensation

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the 2018 ESPP) initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased by 486,657 and 390,371 shares in 2021 and 2020, respectively. The first offering period under the 2018 ESPP commenced on January 1, 2020. During the six months ended June 30, 2021, the Company issued 12,050 shares of common stock under the 2018 ESPP. As of June 30, 2021, 1,489,159 shares remained available for purchase.

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

In the Fourth Amendment to the Company’s Incentive Share Plan (the Incentive Plan) adopted in March 2018, the Company was authorized to issue up to an aggregate of 6,199,477 incentive units pursuant to the Incentive Plan. Generally, incentive units were granted at no less than fair value as determined by the board of managers and had vesting periods ranging from one to four years. The Incentive Plan was terminated in September 2018. In September 2018, the Company’s board of directors adopted and the Company’s stockholders approved the 2018 Stock Incentive Plan (the 2018 Plan), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of common shares initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181) issued in respect of incentive units granted under the Incentive Plan that are subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lowest of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by the Company’s board of directors. The increase in the number of authorized shares for fiscal years December 31, 2021 and 2020 was 1,946,628 and 1,561,485, respectively. Common shares subject to outstanding equity awards that expire or are terminated, surrendered, or canceled without having been fully exercised or are forfeited in whole or in part shall be available for future grants of awards.

During the six months ended June 30, 2021, the Company recognized compensation expense of $24,895,874 relating to the issuance of incentive awards, and at June 30, 2021, there was $67,855,903 of compensation expense that is expected to be amortized over a weighted average period of approximately two years.

The fair value of the stock options granted during the six months ended June 30, 2021 and 2020 was determined using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2021	June 30, 2020
Expected volatility	75.9-78.0%	70.3-74.7%
Expected term (years)	5.5-7.0	5.5-7.0
Risk free interest rate	0.5%-1.2%	0.3%-1.6%
Expected dividend yield	0%	0%
Exercise price	$66.82-$82.21	$31.95-$50.00

Given the Company’s common stock has not been trading for a sufficient period of time, the Company utilizes a collection of volatilities of peer companies to estimate the expected volatility of its common stock. The expected term is calculated utilizing the simplified method.

The following table provides a summary of the stock option activity under the 2018 Plan during the six months ended June 30, 2021. These amounts include stock options granted to employees, directors and consultants.

Stock options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,321,882	$26.35
Granted	1,491,974	$77.53
Exercised	(361,706)	$21.41
Forfeited	(19,225)	$50.50
Outstanding at June 30, 2021	5,432,925	$40.65	8.40	$199,393,804
Exercisable at June 30, 2021	2,172,181	$22.78	7.69	$117,772,016

The following table provides a summary of the restricted stock grant activity under the Incentive Plan during the six months ended June 30, 2021. These amounts include restricted stock granted to employees, directors and consultants.

Restricted shares	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at December 31, 2020	238,712	$16.00
Vested	(125,028)	$16.00
Unvested restricted stock at June 30, 2021	113,684	$16.00

The following table provides a summary of the restricted stock unit activity under the 2018 Plan during the six months ended June 30, 2021. These amounts include restricted stock units granted to employees.

Restricted stock units	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2020	133,049	$20.01
Vested	(40,344)	$19.36
Cancelled	(387)	$19.36
Unvested restricted stock units at June 30, 2021	92,318	$20.30

At June 30, 2021, there were 5,095,090 stock options under the 2018 Plan, 106,790 restricted shares under the Incentive Plan, and 79,474 restricted stock units under the 2018 Plan that vested and are expected to vest.

10. Income Taxes

The Company’s effective tax rate was 0.0% for the three and six months ended June 30, 2021 and 2020. The primary reconciling items between the federal statutory rate of 21.0% for the three and six months ended June 30, 2021 and 2020 and the Company’s overall effective tax rate of 0.0% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.

Valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.

The Company is subject to tax in the U.S. Federal jurisdiction and the states of Connecticut, Massachusetts and North Carolina. The Company pays franchise tax in the states mentioned above due to its loss position. As a result, there is no state income tax provision recorded for the three and six months ended June 30, 2021 and 2020.

11. Net Loss Per Common Share

Basic and diluted loss per common share were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(50,288,562)	$(25,226,539)	$(91,252,853)	$(46,965,710)
Weighted average number of common shares outstanding, basic and diluted (1)	48,860,930	38,739,922	48,741,296	38,644,209
Net loss attributed to Arvinas common shareholders - basic and diluted	$(1.03)	$(0.65)	$(1.87)	$(1.22)

(1)

The weighted-average number of common shares outstanding-diluted excludes approximately 5.7 million and 5.0 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of loss per share for the three months ended June 30, 2021 and 2020, respectively, and 5.4 million and 4.8 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of loss per share for the six months ended June 30, 2021 and 2020, respectively.

12. Investment in Equity Method Investee

In July 2019, the Company and Bayer CropScience LP (Bayer LP) formed a joint venture, Oerth Bio LLC (Oerth), to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. As Oerth is jointly controlled by the Company and Bayer LP, the Company accounts for its 50% interest using the equity method of accounting. The Company will also provide to Oerth compensated research and development services and administrative services through a separate agreement. The services rendered by the Company during the three and six months ended June 30, 2021 and 2020 were insignificant.

Total operating expenses and net loss of Oerth for the three months ended June 30, 2021 was $3.4 million. Total operating expenses and net loss of Oerth for the six months ended June 30, 2021 was $6.1 million.

The carrying value of the investment has been reduced to $0 and, as a result, no additional losses were recorded against the carrying value of the investment during the three and six months ended June 30, 2021 and 2020.

13. Subsequent Event

In July 2021, the Company entered into a Collaboration Agreement with Pfizer, or the ARV-471 Collaboration Agreement, pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound ARV-471 (“Licensed Product”). Under the ARV-471 Collaboration Agreement, Pfizer made an upfront payment of $650 million. In addition, the Company will be eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Product. Of the total contingent payments, $400 million in regulatory milestones are related to marketing approvals.

The parties will share equally all development costs, including costs for conducting clinical trials, for the Licensed Product, subject to certain exceptions. Except for certain regions described below, the parties will also share equally all profits and losses in commercialization and medical affairs activities for the Licensed Product in all other countries, subject to certain exceptions.

The Company will be the marketing authorization holder in the United States and, subject to marketing approval, book sales in the United States, while Pfizer will hold marketing authorizations outside the United States. The parties will determine which, if any, regions within the world will be solely commercialized by one party, and in such region the parties will adjust their share of all profits and losses for the Licensed Product based on the role each party will be performing

In addition, in connection with the execution of the ARV-471 Collaboration Agreement, in July 2021, the Company and Pfizer entered into a Stock Purchase Agreement (“Pfizer Equity Transaction”), for the sale and issuance of 3,457,815 shares of the Company’s common stock (the “Shares”) to Pfizer at a price of $101.22 per share, for an aggregate purchase price of approximately $350 million. The consummation of the Pfizer Equity Transaction is subject to certain conditions, including clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. Pursuant to terms of the Stock Purchase Agreement, Pfizer has agreed not to sell or transfer the Shares without prior written approval of the Company for a specified time period, subject to specified exceptions.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies to degrade disease-causing proteins. We use our PROTAC Discovery Engine, proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. Our small molecule PROTAC technology has the potential to address a broad range of intracellular disease targets, including those representing the up to 80% of proteins that currently cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in oncology (including immuno-oncology), neuroscience, and other therapeutic areas. Our three lead product candidates are ARV-110, ARV-471, and ARV-766.

We are developing ARV-110, a PROTAC protein degrader targeting the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. We initiated a Phase 1 clinical trial of ARV-110 designed to assess the safety, tolerability and pharmacokinetics of ARV-110 and also includes measures of anti-tumor activity as secondary endpoints, including reduction in prostate specific antigen, or PSA, a well-recognized biomarker of prostate cancer progression. We received fast track designation for ARV-110 for mCRPC in May 2019. We have completed dose escalation in the Phase 1 clinical trial. In October 2020, we initiated ARDENT, the Phase 2 single agent expansion portion of the ARV-110 clinical trial. In the second half of 2021, we plan to present completed data from the dose escalation portion of the Phase 1 clinical trial, interim data from ARDENT, and initiate a clinical trial with ARV-110 in combination with abiraterone.

We are developing ARV-471, a PROTAC protein degrader targeting the estrogen receptor protein, or ER, for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We initiated a Phase 1 clinical trial of ARV-471 designed to assess the safety, tolerability and pharmacokinetics of ARV-471 and also includes measures of anti-tumor activity as secondary endpoints. In December 2020 we initiated a Phase 1b cohort expansion of ARV-471 in combination with Ibrance® (palbociclib). We have completed dose escalation in the Phase 1 clinical trial. In February 2021, we initiated VERITAC, the Phase 2 single agent expansion cohort of the ARV-471 clinical trial. In the second half of 2021, we plan to present data from the dose escalation portion of the Phase 1 clinical trial, initiate a Phase 2 clinical trial in early breast cancer in the neoadjuvant setting, and initiate a Phase 1b clinical trial with ARV-471 in combination with everolimus in metastatic breast cancer.

We are developing ARV-766, a PROTAC protein degrader for the treatment of men with metastatic castration-resistant prostate cancer. In preclinical studies, ARV-766 degraded all tested resistance-driving point mutations of AR, including L702H, a mutation associated with treatment with abiraterone and other AR-pathway therapies, which ARV-110 did not degrade in preclinical studies. We initiated a Phase 1 trial for ARV-766 designed to assess the safety, tolerability and pharmacokinetics of ARV-110 and that also includes measures of anti-tumor activity as secondary endpoints, including reduction in PSA.

In our preclinical studies, these three lead product candidates have demonstrated potent and selective protein degradation. We believe favorable clinical trial results in these initial oncology programs would provide validation of our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins regardless of therapeutic area.

As a result of the COVID-19 pandemic, many companies have experienced disruptions in their operations and in markets served. We have instated some and may take additional precautionary measures intended to help ensure our employees, well-being and minimize business disruption. We temporarily shut down our laboratories in mid-March 2020 and initiated work with biology contract research organizations, or CROs, but have since reopened our laboratories and our office-based employees are working in a hybrid of remote and in-person work. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on our results of operations and financial position as of June 30, 2021. The full extent of the future impacts of COVID-19 on our operations is uncertain. A prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance our preclinical pipeline.

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Through June 30, 2021, we raised approximately $895.4 million in gross proceeds from the sale of equity instruments and the exercise of stock options and had received an aggregate of $124.8 million in payments from collaboration partners, grant funding and partially forgivable loans from the State of Connecticut.

We are a clinical-stage company. ARV-110 and ARV-471 are each in Phase 1/2 clinical trials, ARV-766 is in a Phase 1 clinical trial and our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net loss was $91.3 million for the six months ended June 30, 2021, $119.3 million for the year ended December 31, 2020, and $70.3 million for the year ended December 31, 2019. As of June 30, 2021, we had an accumulated deficit of $583.1 million.

Our total operating expenses were $104.6 million for the six months ended June 30, 2021, $146.7 million for the year ended December 31, 2020, and $94.5 million for the year ended December 31, 2019. We anticipate that our expenses will increase substantially due to costs associated with our ongoing and anticipated clinical activities for ARV-110, ARV-471, and ARV-766, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our preclinical and clinical studies and CROs for the synthesis of compounds in our pre-clinical development activities, as well as other associated costs including the management of our intellectual property portfolio.

In July 2021, we entered into a Collaboration Agreement, or the ARV-471 Collaboration Agreement, with Pfizer, inc., or Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound ARV-471 or the Licensed Products. Under the ARV-471 Collaboration Agreement, Pfizer made an upfront payment of $650 million. In addition, we will be eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400 million in regulatory milestones are related to marketing approvals.

We and Pfizer will share equally (50/50) all development costs, including costs for conducting clinical trials, for the Licensed Products, subject to certain exceptions. Except for certain regions described below, we and Pfizer will also share equally all profits and losses in commercialization and medical affairs activities for the Licensed Products in all other countries, subject to certain exceptions.

We will be the marketing authorization holder in the United States and, subject to marketing approval, book sales in the United States, while Pfizer will hold marketing authorizations outside the United States. We and Pfizer will determine which, if any, regions within the world will be solely commercialized by one party, and in such region the parties will adjust their share of all profits and losses for the Licensed Products based on the role each party will be performing.

In addition, in July 2021, we and Pfizer entered into a Stock Purchase Agreement for the sale and issuance of 3,457,815 shares of our common stock, or the Shares to Pfizer at a price of $101.22 per share, for an aggregate purchase price of approximately $350 million, or the Pfizer Equity Transaction. The consummation of the Pfizer Equity Transaction is subject to certain conditions, including clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (HSR). Pursuant to terms of the Stock Purchase Agreement, Pfizer has agreed not to sell or transfer the Shares without our prior written approval for a specified time period, subject to specified exceptions.

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

Pfizer Collaboration Agreement

In December 2017, we entered into a Research Collaboration and License Agreement with Pfizer setting forth our collaboration to identify or optimize PROTAC targeted protein degraders that mediate for degradation of Targets, using our proprietary platform technology that are identified in the agreement or subsequently selected by Pfizer, subject to certain exclusions. We refer to this agreement as the Pfizer Collaboration Agreement.

Under the Pfizer Collaboration Agreement, Pfizer has designated a number of initial Targets. For each identified Target, we and Pfizer will conduct a separate research program pursuant to a research plan. Pfizer may make substitutions for any of the initial Target candidates, subject to the stage of research for such Target.

In the year ended December 31, 2018, we received an upfront non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the agreement. We are also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the agreement. Pfizer has exercised options for $4.9 million as of June 30, 2021. We are also entitled to receive up to $225 million in development milestone payments and up to $550 million in sales-based milestone payments for all designated targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid- to high-single digit tiered royalties, which may be subject to reductions. Pfizer paid us $1.2 million in December 2019 and $3.0 million in 2020 relating to adding additional targets into the collaboration.

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

Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront non-refundable payment of $17.5 million, plus an additional $1.5 million in research funding payments. Bayer is committed to fund an additional $10.5 million in research funding payments through 2022, of which $3.0 million was received in each of 2020 and 2021, subject to potential increases if our costs for research activities exceed the research funding payments allocated to a Target and certain conditions are met. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

Pfizer ARV-471 Collaboration Agreement

On July 21, 2021, we entered into the ARV-471 Collaboration Agreement with Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound ARV-471, or a Licensed Product.

Under the ARV-471 Collaboration Agreement, Pfizer will make an upfront payment of $650 million to us. In addition, we will be eligible to receive up to an additional $1.4 billion in contingent payments based on specified regulatory and sales-based milestones for the Licensed Product. Of the total contingent payments, $400 million in regulatory milestones are related to marketing approvals.

We and Pfizer will share equally (50/50) all development costs (including costs for conducting any clinical trials) for the Licensed Products, subject to certain exceptions. Except for certain regions described below, we will also share equally (50/50) all profits and losses in commercialization and medical affairs activities for the Licensed Product in all other countries, subject to certain exceptions.

We will be the marketing authorization holder and, subject to marketing approval, book sales in the United States, while Pfizer will hold marketing authorizations outside the United States. We will determine with Pfizer which, if any, regions within the world will be solely commercialized by one party, and in such region the parties will adjust their share of all profits and losses for the Licensed Products based on the role each party will be performing.

Unless earlier terminated in accordance with its terms, the ARV-471 Collaboration Agreement will expire on a Licensed Product-by-Licensed Product and country-by-country basis when such Licensed Product is no longer commercialized or developed for commercialization in such country. Pfizer may terminate the ARV-471 Collaboration

Agreement for convenience in its entirety or on a region-by-region basis subject to certain notice periods. Either party may terminate the ARV-471 Collaboration Agreement for the other party’s uncured material breach or insolvency. Subject to applicable terms of the ARV-471 Collaboration Agreement, including certain payments to Pfizer upon termination for our uncured material breach, effective upon termination of the ARV-471 Collaboration Agreement, we are entitled to retain specified licenses to be able to continue to exploit the Licensed Products.

Subject to specified exceptions, we and Pfizer have each agreed not to directly or indirectly research, develop, or commercialize any competing products outside of the ARV-471 Collaboration Agreement anywhere in the world during the term of the ARV-471 Collaboration Agreement.

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

We typically use our employee and infrastructure resources across our development programs, and as such, do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for our AR program, which includes ARV-110 and ARV-766, ER program, which includes ARV-471, and all other platform and exploratory research and development costs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
AR program development costs	$12,669	$5,413	$19,897	$9,261
ER program development costs	5,970	2,570	11,574	6,692
Other research and development costs	24,372	15,433	46,407	29,190
Total research and development costs	$43,011	$23,416	$77,878	$45,143

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we conduct clinical trials for ARV-110, ARV-766 and ARV-471, including our ongoing Phase 1/2 clinical trials for ARV-110 and ARV-471 and our ongoing Phase 1 trial for ARV-766, and continue to discover and develop additional product candidates.

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

Interest Income (Expense)

Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest income has decreased for the six months ended June 30, 2021 as compared to June 30, 2020, primarily due to lower interest rates. Interest expense consists of interest paid or accrued on our outstanding debt. Interest expense was less than $20,000 for each of the six months ended June 30, 2021 and 2020.

Income Taxes

Since our inception in 2013, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our federal earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2020 , we had federal net operating loss carryforwards of $205.1 million, which begin to expire in 2033. As of December 31, 2020 , we also had federal and state research and development tax credit carryforwards of $10.1 million and $2.3 million, respectively, which begin to expire in 2033 and 2029, respectively.

As of June 30, 2021, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes. Net operating loss carryforwards are generated from the C-corporation subsidiaries’ filings. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.

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

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

Revenues

Revenues for the three months ended June 30, 2021 were $5.5 million, as compared to $5.7 million for the three months ended June 30, 2020. The decrease of $0.2 million was primarily due to a collaborator adding new targets that extended the period of revenue recognition for the collaboration agreement.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2021 were $43.0 million, compared with $23.4 million for the three months ended June 30, 2020. The increase of $19.6 million was primarily due to an increase in our continued investment in our platform and exploratory programs of $8.9 million and an increase in expenses related to our AR program of $7.3 million and ER program of $3.4 million. The increase in spending over all of our programs was primarily due to increased personnel and personnel costs utilized across all of our programs of $7.4 million, including $4.4 million related to stock compensation expense. Clinical trial costs and related drug manufacturing costs increased by $5.0 million as we expanded our AR and ER programs into additional clinical studies. Direct expenses related to our platform and exploratory targets increased by $6.5 million as we expanded the number of protein targets in the exploratory and lead optimization phases as well as more investments into our platform discovery efforts.

General and Administrative Expenses

General and administrative expenses were $14.4 million for the three months ended June 30, 2021, compared with $8.8 million for the three months ended June 30, 2020. The increase of $5.6 million was primarily due to an increase of personnel and facility related costs of $4.6 million, including $2.6 million related to stock compensation expense, and insurance, taxes and professional fees of $0.9 million.

Other Income (Expenses)

Other income was $1.6 million for the three months ended June 30, 2021, compared with $1.3 million for the three months ended June 30, 2020. The increase of $0.3 million was primarily due to forgiveness of debt of $1.0 million, equal to 50% of the then outstanding loan balance, related to the State of Connecticut loan upon our satisfaction of certain jobs criteria. The increase was partially offset by lower interest income of $0.7 million from marketable security investments as compared to prior year and lower refundable research and development credits from the State of Connecticut.

Comparison of Six Months Ended June 30, 2021 and 2020

Revenues

Revenues for the six months ended June 30, 2021 were $11.1 million, as compared to $12.0 million for the six months ended June 30, 2020. The decrease of $0.9 million was primarily due to a collaborator adding new targets that extended the period of revenue recognition for the collaboration agreement.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2021 were $77.9 million, compared with $45.1 million for the six months ended June 30, 2020. The increase of $32.8 million was primarily due to an increase in our continued investment in our platform and exploratory programs of $17.2 million and an increase in expenses related to our AR program of $10.7 million and ER program of $4.9 million. The increase in spending over all of our programs was primarily due to increased personnel and personnel costs utilized across all of our programs of $12.4 million, including $6.4 million related to stock compensation expense. Clinical trial costs and related drug manufacturing costs increased by $8.1 million as we expanded our AR and ER programs into additional clinical studies. Direct expenses related to our platform and exploratory targets increased by $11.7 million as we expanded the number of protein targets in the exploratory and lead optimization phases as well as more investments in our platform discovery efforts.

General and Administrative Expenses

General and administrative expenses were $26.7 million for the six months ended June 30, 2021, compared with $16.7 million for the six months ended June 30, 2020. The increase of $10.0 million was primarily due to an increase of personnel and facility related costs of $8.2 million, including $1.0 million related to stock compensation expense, and insurance, taxes and professional fees of $1.7 million.

Other Income (Expenses)

Other income was $2.3 million for the six months ended June 30, 2021, compared with $2.9 million for the six months ended June 30, 2020. The decrease of $0.6 million was primarily due to lower interest income of $1.5 million from marketable security investments as compared to prior year and lower refundable research and development credits from the State of Connecticut, partially offset by forgiveness of debt of $1.0 million, equal to 50% of the then outstanding loan balance, related to the State of Connecticut loan upon our satisfaction of certain jobs criteria.

Liquidity and Capital Resources

Overview

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Through June 30, 2021, we raised approximately $895.4 million in gross proceeds from the sale of equity interests and the exercise of stock options and had received an aggregate of $124.8 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut. In October 2018, we completed our initial public offering in which we issued and sold an aggregate of 7,700,482 shares of common stock, for aggregate gross proceeds of $123.2 million before fees and expenses. In July 2019, we sold 1,346,313 shares of common stock to Bayer AG for aggregate gross proceeds of $32.5 million. In November 2019, we completed a follow-on offering in which we issued 5,227,273 shares of common stock at a public offering price of $22.00 per share, for aggregate gross proceeds of $115.0 million before fees and expenses. In December 2020, we completed a follow-on offering in which we issued 6,571,428 shares of common stock at a public offering price of $70.00 per share, for aggregate gross proceeds of $460.0 million before fees and expenses. During the year ended December 31, 2020, we sold 2,593,637 shares of common stock in an “at-the-market offering” for aggregate gross proceeds of $65.6 million before fees and expenses.

In May 2021, we entered into a lease for approximately 160,000 square feet of laboratory and office space to be occupied in 2024. In connection with the signing of the lease, and at the Company’s election to increase the landlord’s contribution to the tenant’s improvement allowance, the Company issued a letter of credit for $4.5 million, collateralized by a certificate of deposit in the same amount. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year period.

In July 2021, we entered into the ARV-471 Collaboration Agreement, with Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound ARV-471 or the Licensed Products. Under the ARV-471 Collaboration Agreement, Pfizer made an upfront payment of $650 million.

In addition, in July 2021, we and Pfizer entered into the Pfizer Equity Transaction for an aggregate purchase price of approximately $350 million. The consummation of the Pfizer Equity Transaction is subject to certain conditions, including clearance under HSR.

Cash Flows

Our cash, cash equivalents, restricted cash and marketable securities totaled $605.1 million as of June 30, 2021 and $688.5 million as of December 31, 2020. We had outstanding loan balances of $1.0 million as of June 30, 2021 and $2.0 million as of December 31, 2020.

The following table summarizes our sources and uses of cash for the period presented:

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(86,372)	$(38,352)
Net cash (used in) provided by investing activities	(456,869)	48,105
Net cash provided by financing activities	8,094	2,630
Increase (decrease) in cash, cash equivalents and restricted cash	$(535,147)	$12,383

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $86.4 million, primarily due to our net loss of $91.3 million, an increase in prepaid expenses primarily related to clinical trials and drug manufacturing contracts of $9.1 million, a reduction in deferred revenue of $8.1 million and a net reduction in accrued expenses and accounts payable of $7.8 million, partially offset by non-cash charges of $29.5 million. Non-cash charges were primarily stock compensation expense of $24.9 million, depreciation and amortization of $2.3 million and net accretion of bond discounts/premiums of $2.7 million.

Net cash used in operating activities for the six months ended June 30, 2020 was $38.4 million, primarily due to our net loss of $47.0 million, a reduction in deferred revenue of $ 8.0 million, and a reduction in accounts payable and accrued expenses of $2.5 million, partially offset by non-cash charges of $ 16.3 million and a decrease in other receivables and prepaid expenses of $3.1 million. The reduction in deferred revenue was primarily due to $12.0 million of revenue recognized in the period, partially offset by $ 4.0 million in payments received from collaboration partners. Non-cash charges were primarily stock compensation expense of $13.9 million and depreciation and amortization of $1.3 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $456.9 million, attributable to purchases of marketable securities in excess of the maturities of marketable securities of $455.4 million and purchases of property and equipment of $1.5 million.

Net cash provided by investing activities for the six months ended June 30, 2020 was $48.1 million, attributable to the maturities and sales of marketable securities in excess of new purchases of marketable securities of $51.3 million, partially offset by purchases of property and equipment of $3.2 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 of $8.1 million was attributable to the proceeds from the exercise of stock options.

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

Specifically, we anticipate that our expenses will increase substantially if and as we:

•	continue a Phase 1/2 clinical trial of our product candidate ARV-110, and initiate one or more Phase 1b clinical trials of ARV-110 in combination with standard of care agents, in men with mCRPC;
•

continue a Phase 1/2 clinical trial of our product candidate ARV-471, a Phase 1b clinical trial of ARV-471 in combination with palbociclib, and initiate an additional Phase 1b cohort expansion in combination with everolimus,a standard of care agent, each in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer, and initiate a neoadjuvant study in early breast cancer;

•

continue a Phase 1 clinical trial of our product candidate ARV-766 in men with mCRPC;apply our PROTAC Discovery Engine to advance additional product candidates into preclinical and clinical development;

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

As of June 30, 2021, our cash, cash equivalents, restricted cash and marketable securities totaled $605 million. As of June 30, 2021, our pro forma cash, cash equivalents, restricted cash and marketable securities totaled $1.605 billion, after giving effect to the upfront payment of $650 million from the ARV-471 Collaboration Agreement that was received in July 2021, and anticipated receipt of $350 million from the Pfizer Equity Transaction that is contingent on completion of review under antitrust laws, including HSR and other customary closing conditions. We believe that our existing cash, cash equivalents, restricted cash and marketable securities of $605 million as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024 and, with the upfront payment received from the ARV-471 Collaboration Agreement of $650 million and the proceeds of $350 million expected from the Pfizer Equity Transaction in the third quarter of 2021, that our cash resources will provide adequate funding for multiple additional years. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our ongoing clinical trials for ARV-110, ARV-471 and ARV-766 and any future clinical development of ARV-110, ARV-471 and ARV-766;
•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•	the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurodegenerative research programs;
•	the success of our collaborations with Pfizer, Genentech and Bayer;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

As a result of these anticipated expenditures, we will need to obtain substantial additional financing in connection with our continuing operations. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations with Pfizer, Genentech and Bayer, we do not currently have any committed external source of funds other than in connection with our agreement to sell shares of our common stock to Pfizer. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

In June 2018, we entered into an additional Assistance Agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. Under the terms of the 2018 Assistance Agreement, we could borrow from the State of Connecticut a maximum of $2.0 million, provided that the funding does not exceed more than 50% of the total costs of the expansion and renovation. Borrowings under the 2018 Assistance Agreement bear an interest rate of 3.25% per annum and interest payments are required for the first 60 months from the funding date. Interest expense related to the 2018 Assistance Agreement is expected to be $65,000 annually for the first five years. Thereafter, the loan begins to fully amortize through month 120, maturing in June 2028. We may be required to prepay a portion of the loan if the employment conditions are not met. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through June 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. We borrowed the full $2.0 million under the 2018 Assistance Agreement in September 2018 and $1.0 million remains outstanding at June 30, 2021. Up to $1.0 million of the funding can be forgiven if we meet certain employment conditions. In April 2021, we were notified that the employment obligations and the funding provisions relative to the approved costs have been satisfied under the 2018 Assistance Agreement and we were granted loan forgiveness of $1.0 million from the State of Connecticut.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, restricted cash and marketable securities. Interest income earned on these assets was $0.8 million and $2.3 million for the six months ended June 30, 2021 and 2020, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At June 30, 2021, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Our outstanding debt was $1.0 million as of June 30, 2021 and $2.0 million as of December 31, 2020. Our outstanding debt as of June 30, 2021 carries a fixed interest rate of 3.25% per annum.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, those risks and uncertainties discussed in “Part I, Item 1A, Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021 together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020 is qualified by the information that is described in this Quarterly Report on Form 10-Q. If any of the risks described below or in our Annual Report on Form 10-K for the year ended December 31, 2020 actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Dependence on Third Parties

If our collaboration with Pfizer is not successful, we may not be able to capitalize on the market potential of ARV-471.

In July 2021, we entered into the ARV-471 Collaboration Agreement with Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound ARV-471, or the Licensed Products.  Although pursuant to the terms of the ARV-471 Collaboration Agreement, we and Pfizer will share equally (50/50) all development costs, including costs for conducting clinical trials, for the Licensed Products, subject to certain exceptions, our control over the amount and timing of resources that Pfizer dedicates to the development or commercialization of the Licensed Products is limited. Our ability to generate revenues from the ARV-471 Collaboration Agreement will depend, in part, on Pfizer’s ability to successfully perform the functions assigned to it in such agreement. We cannot predict the success of this collaboration with Pfizer, and we cannot guarantee that this collaboration will lead to development or commercialization of the Licensed Products in the most efficient manner or at all.

If this collaboration with Pfizer does not result in the successful development and commercialization of Licensed Products, or if Pfizer terminates its agreement with us, which it may do for convenience subject to certain notice periods, we may not receive any of the $1.4 billion in contingent payments based on specified regulatory and sales-based milestones for the Licensed Products under the ARV-471 Collaboration Agreement.

In addition, many of the risks relating to collaborations with third parties described in our Annual Report on Form 10-K under the caption, “We expect to depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates” also apply to this collaboration with Pfizer.

Risks Related to Our Financial Position and Need For Additional Capital

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations with Pfizer, Genentech and Bayer, we do not currently have any committed external source of funds other than in connection with our agreement to sell shares of our common stock to Pfizer. On July 21, 2021, in connection with our collaboration with Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound ARV-471, we agreed to sell 3,457,815 shares of our common stock to Pfizer at a price of $101.22 per share, for an aggregate purchase price of approximately $350.0 million. The sale of shares to Pfizer is subject to customary closing conditions, including certain antitrust approvals, that have not been satisfied as of the date of this Quarterly Report on Form 10-Q. As a result, we have not yet issued such shares to Pfizer, but, if the applicable closing conditions are met, we expect to do so promptly. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends.

We have in the past entered into financing arrangements with the State of Connecticut and related entities. These include $4.5 million in partially forgivable loans from the State of Connecticut and a loan agreement with CII, the strategic venture capital arm and a component unit of the State of Connecticut, in an aggregate principal amount of $750,000. We also granted CII a warrant to purchase 110,116 of our Series A convertible preferred units, which it exercised in July 2018. Covenants in these financing arrangements impose certain limitations and obligations on us, including restrictions on our ability to incur additional debt, to enter into certain business combinations, and from moving our principal offices out of Connecticut. If we were to move our principal offices out of Connecticut or certain employment conditions are not met, we would be obligated to repay the full amount of our previously forgiven loans to the State of Connecticut, currently $3.5 million, and prepay a portion of our unforgiven loans to the State of Connecticut, currently $1.0 million, plus liquidated damages of 7.50%. Additionally, CII would be entitled to obligate us to purchase all of our outstanding securities owned by CII for a specified guaranteed return pursuant to a put agreement with CII.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Risks Related to Our Common Stock

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

On July 21, 2021, in connection with our collaboration with Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound ARV-471, we agreed to sell 3,457,815 shares of common stock to Pfizer at a price of $101.22 per share, for an aggregate purchase price of approximately $350.0 million. The sale of shares to Pfizer is subject to customary closing conditions, including certain antitrust approvals, that have not been satisfied as of the date of this Quarterly Report on Form 10-Q. As a result, we have not yet issued such shares to Pfizer, but, if the applicable closing conditions are met, we expect to do so promptly.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not issue any securities that were not registered under the Securities Act during the six months ended June 30, 2021.

However, on July 21, 2021, in connection with our collaboration with Pfizer, we agreed to sell 3,457,815 shares of common stock to Pfizer at a price of $101.22 per share, for an aggregate purchase price of approximately $350.0 million.  The sale of shares to Pfizer is subject to customary closing conditions, including certain antitrust approvals, that have not been satisfied as of the date of this Quarterly Report on Form 10-Q. As a result, we have not yet issued such shares to Pfizer, but, if the applicable closing conditions are met, we expect to do so promptly thereafter.  We expect the shares to be issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for a transaction by an issuer not involving any public offering within the meaning of Section 4(a)(2) thereunder.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Lease between 101 College Street, LLC and Arvinas Operations, Inc., dated May 4, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arvinas, Inc.

Date: August 5, 2021	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Sean Cassidy
Sean Cassidy
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)