Form 10-Q
period 2021-09-30
ARVINAS, INC.
filed 2021-11-03
CIK 1655759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 52,871,645 shares of common stock, $0.001 par value per share, outstanding.

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

•

the timing of, and our ability to obtain, marketing approval of ARV-110, ARV-471 and ARV-766 and the ability of ARV-110, ARV-471, and ARV-476 and our other product candidates to meet existing or future regulatory standards;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021, and this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” sections, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Arvinas, INC. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$255,662,835	$588,373,232
Restricted cash	4,500,000	—
Marketable securities	1,288,814,399	100,157,618
Accounts receivable	1,880,180	1,000,000
Other receivables	6,755,720	7,443,654
Prepaid expenses and other current assets	18,537,587	6,113,122
Total current assets	1,576,150,721	703,087,626
Property, equipment and leasehold improvements, net	11,628,051	12,259,515
Operating lease right of use assets	4,250,463	1,992,669
Collaboration contract asset and other assets	12,835,975	28,777
Total assets	$1,604,865,210	$717,368,587
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,671,605	$7,121,879
Accrued expenses	13,769,220	18,859,840
Deferred revenue	162,943,830	22,150,861
Current portion of operating lease liability	1,123,101	952,840
Total current liabilities	182,507,756	49,085,420
Deferred revenue	600,429,165	22,938,233
Long term debt	1,000,000	2,000,000
Operating lease liability	3,191,132	1,087,422
Total liabilities	787,128,053	75,111,075
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 52,766,020 and 48,455,741 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	52,766	48,455
Accumulated deficit	(629,893,515)	(491,888,910)
Additional paid-in capital	1,448,254,555	1,133,537,171
Accumulated other comprehensive (loss) income	(676,649)	560,796
Total stockholders’ equity	817,737,157	642,257,512
Total liabilities and stockholders’ equity	$1,604,865,210	$717,368,587

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

Condensed Consolidated Statements of Operations	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$9,284,785	$7,596,776	$20,368,568	$19,584,085
Operating expenses:
Research and development	40,603,631	30,012,918	118,481,320	75,155,694
General and administrative	16,012,384	9,331,925	42,741,962	26,072,404
Total operating expenses	56,616,015	39,344,843	161,223,282	101,228,098
Loss from operations	(47,331,230)	(31,748,067)	(140,854,714)	(81,644,013)
Other income (expenses)
Other income, net	219,058	144,215	1,703,521	841,967
Interest income	368,545	800,236	1,179,088	3,065,220
Interest expense	(8,125)	(16,250)	(32,500)	(48,750)
Total other income	579,478	928,201	2,850,109	3,858,437
Net loss	$(46,751,752)	$(30,819,866)	$(138,004,605)	$(77,785,576)
Net loss per common share, basic and diluted	$(0.94)	$(0.79)	$(2.81)	$(2.01)
Weighted average common shares outstanding, basic and diluted	49,807,508	39,058,294	49,101,927	38,784,569

Condensed Consolidated Statements of Comprehensive Loss	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(46,751,752)	$(30,819,866)	$(138,004,605)	$(77,785,576)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(190,105)	(584,317)	(1,237,445)	972,231
Comprehensive loss	$(46,941,857)	$(31,404,183)	$(139,242,050)	$(76,813,345)

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
				Additional	Other	Total
	Common		Accumulated	Paid-in	Comprehensive	Stockholders'
For the Three Months Ended September 30, 2020 and 2021	Shares	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at June 30, 2020	38,825,190	$38,825	$(419,522,556)	$615,601,031	$1,664,124	$197,781,424
Stock-based compensation	—	—	—	8,246,921	—	8,246,921
Net loss	—	—	(30,819,866)	—	—	(30,819,866)
Restricted stock vesting	82,156	82	—	(82)	—	—
Exercise of stock options	25,581	26	—	577,277	—	577,303
Common stock issued in at-the-market offering, net of issuance costs of $0.9 million	1,163,074	1,163		29,917,339		29,918,502
Unrealized loss on available-for -sale securities	—	—	—	—	(584,317)	(584,317)
Balance at September 30, 2020	40,096,001	$40,096	$(450,342,422)	$654,342,486	$1,079,807	$205,119,967
Balance at June 30, 2021	48,994,869	$48,995	$(583,141,763)	$1,166,526,486	$(486,544)	$582,947,174
Stock-based compensation	—	—	—	15,224,632	—	15,224,632
Net loss	—	—	(46,751,752)	—	—	(46,751,752)
Restricted stock vesting	54,804	55	—	(55)	—	—
Exercise of stock options	258,532	258	—	6,570,446	—	6,570,704
Common stock issued, net of issuance costs of $4.6 million	3,457,815	3,458	—	259,933,046	—	259,936,504
Unrealized loss on available-for -sale securities	—	—	—	—	(190,105)	(190,105)
Balance at September 30, 2021	52,766,020	$52,766	$(629,893,515)	$1,448,254,555	$(676,649)	$817,737,157

					Accumulated
				Additional	Other	Total
	Common		Accumulated	Paid-in	Comprehensive	Stockholders'
For the Nine Months Ended September 30, 2020 and 2021	Shares	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at December 31, 2019	38,461,353	$38,461	$(372,556,846)	$599,097,090	$107,576	$226,686,281
Stock-based compensation	—	—	—	22,121,591	—	22,121,591
Net loss	—	—	(77,785,576)	—	—	(77,785,576)
Restricted stock vesting	295,065	295	—	(295)	—	—
Exercise of stock options	176,509	177	—	3,206,761	—	3,206,938
Common stock issued in at-the-market offering, net of issuance costs of $0.9 million	1,163,074	1,163		29,917,339		29,918,502
Unrealized gain on available-for -sale securities	—	—	—	—	972,231	972,231
Balance at September 30, 2020	40,096,001	$40,096	$(450,342,422)	$654,342,486	$1,079,807	$205,119,967
Balance at December 31, 2020	48,455,741	$48,455	$(491,888,910)	$1,133,537,171	$560,796	$642,257,512
Stock-based compensation	—	—	—	40,120,506	—	40,120,506
Net loss	—	—	(138,004,605)	—	—	(138,004,605)
Restricted stock vesting	179,832	180	—	(180)	—	—
Exercise of stock options	672,632	673	—	14,664,012	—	14,664,685
Common stock issued, net of issuance costs of $4.6 million	3,457,815	3,458	—	259,933,046	—	259,936,504
Unrealized loss on available-for -sale securities	—	—	—	—	(1,237,445)	(1,237,445)
Balance at September 30, 2021	52,766,020	$52,766	$(629,893,515)	$1,448,254,555	$(676,649)	$817,737,157

See accompanying notes

Arvinas, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(138,004,605)	$(77,785,576)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,511,998	2,113,865
Net accretion of bond discounts/premiums	5,241,206	1,404,626
Forgiveness of debt income	(1,000,000)	—
Loss (gain) on sale of marketable securities	26,055	(327,025)
Amortization of right-of-use assets	931,261	624,614
Amortization of collaboration contract asset	62,890	—
Stock-based compensation	40,120,506	22,121,591
Changes in operating assets and liabilities:
Accounts receivable	(880,180)	(2,444,450)
Other receivables	687,934	2,769,195
Prepaid expenses and other current assets	(12,424,465)	265,412
Collaboration contract asset	(12,870,088)	—
Accounts payable	(2,525,807)	(246,733)
Accrued expenses	(5,090,620)	4,540,830
Deferred revenue	718,283,901	(13,102,948)
Operating lease liability	(915,084)	(669,183)
Net cash provided by (used in) operating activities	595,154,902	(60,735,782)
Cash flows from investing activities:
Purchase of marketable securities	(1,402,866,256)	(41,196,165)
Maturities of marketable securities	200,482,309	115,402,053
Sales of marketable securities	7,222,460	37,775,235
Purchase of property, equipment and leasehold improvements	(2,805,001)	(4,592,917)
Net cash (used in) provided by investing activities	(1,197,966,488)	107,388,206
Cash flows from financing activities:
Proceeds from issuance of common stock	264,566,416	30,835,206
Payment of common stock issuance costs	(4,629,912)	(916,704)
Proceeds from exercise of stock options	14,664,685	3,206,938
Net cash provided by financing activities	274,601,189	33,125,440
Net (decrease) increase in cash, cash equivalents and restricted cash	(328,210,397)	79,777,864
Cash, cash equivalents and restricted cash, beginning of the period	588,373,232	9,211,057
Cash, cash equivalents and restricted cash, end of the period	$260,162,835	$88,988,921
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$75,533	$777,940
Cash paid for interest	$35,208	$48,750

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

The process of preparing the Company’s unaudited condensed consolidated financial statements requires the use of estimates that affect the reported amount of assets, liabilities, revenue and expenses. These estimates include assumptions and judgments based on historical experience, current conditions, future expectations and other factors the Company consider reasonable. These estimates are reviewed on an ongoing basis and revised as necessary. Actual amounts may differ materially from these estimates.

Impact of the Coronavirus (“COVID-19”) Pandemic

As a result of the COVID-19 pandemic, many companies have experienced disruptions in their operations and in the markets they serve. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s financial position and results of operations as of and for the nine months ended September 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations remains uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance its preclinical pipeline.

2. Accounting Pronouncements and Significant Accounting Policies

The Company reviews new accounting standards as issued. As of September 30, 2021, the Company has not identified any new standards that it believes will have a material impact on the Company’s financial statements.

There were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2021.

3. Research Collaboration and License Agreements

ARV-471 Collaboration Agreement

In July 2021, the Company entered into a Collaboration Agreement with Pfizer Inc. (“Pfizer”) (the “ARV-471 Collaboration Agreement”) pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound ARV-471 (the “Licensed Products”). Under the ARV-471 Collaboration Agreement, the Company received an upfront, non-refundable payment of $650 million. In addition, the Company will be eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones.

The Company and Pfizer will share equally all development costs, including costs of conducting clinical trials, for the Licensed Products, subject to certain exceptions. Except for certain regions described below, the parties will also share equally all profits and losses in commercialization and medical affairs activities for the Licensed Products in all other countries, subject to certain exceptions.

The Company will be the marketing authorization holder in the United States and, subject to marketing approval, book sales in the United States, while Pfizer will hold marketing authorizations outside the United States. The parties will determine which, if any, regions within the world will be solely commercialized by one party, and in such region the parties will adjust their share of profits and losses for the Licensed Products based on the role each party will be performing.

In addition, in connection with the execution of the ARV-471 Collaboration Agreement, the Company and Pfizer entered into the Stock Purchase Agreement (the “Pfizer Stock Purchase Agreement”) for the sale and issuance of 3,457,815 shares of the Company’s common stock (the “Shares”) to Pfizer at a price of $101.22 per share, for an aggregate purchase price of approximately $350 million (the “Pfizer Equity Transaction”), less financial advisor fees of $4.6 million, which was consummated in September 2021. Pursuant to terms of the Pfizer Stock Purchase Agreement, Pfizer has agreed not to sell or transfer the Shares without prior written approval of the Company for a specified time period, subject to specified exceptions.

The Company determined that the ARV-471 Collaboration Agreement and the Pfizer Equity Transaction entered into with Pfizer concurrently should be evaluated as a combined contract in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company determined the fair value of the shares sold under the Pfizer Equity Transaction to be $85.4 million less than the contractual purchase price stipulated in the agreement. In accordance with the applicable accounting guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that the sale of stock should be recorded at fair value and therefore allocated the excess consideration received under the Pfizer Equity Transaction to the ARV-471 Collaboration Agreement, which along with the non-refundable payment of $650 million will be recognized as revenue over the total estimated period of performance based on the Company’s best estimate of costs to be incurred.

As a direct result of the Company’s entry into the ARV-471 Collaboration Agreement, the Company incurred direct and incremental costs to obtain the contract, paid to a financial advisor, totaling $12.9 million. In accordance with ASC 340, Other Assets and Deferred Costs, the Company recognized an asset of $12.9 million in collaboration contract asset and other assets on the condensed consolidated balance sheet, which will be amortized as general and administrative expense over the total estimated period of performance under the ARV-471 Collaboration Agreement. During the three and nine months ended September 30, 2021, the Company recognized $0.1 million of general and administrative expenses.

Bayer Collaboration Agreement

In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (the “Bayer Collaboration Agreement”) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras, or PROTAC® targeted protein degraders, that mediate the degradation of target proteins. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront, non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license and a $1.5 million payment to fund research activities. Bayer is committed to fund an additional $10.5 million through 2022, of which $3.0 million was received in each of the nine months ended September 30, 2021 and 2020. These payments are being recognized over the total estimated period of performance.

The Company determined that the Bayer Collaboration Agreement and the Stock Purchase Agreement entered into with Bayer AG at the same time should be evaluated as a combined contract in accordance with ASC 606, Revenue from Contracts with Customers. The Company determined the fair value of the shares sold under the Stock Purchase Agreement to be $2.9 million less than the contractual purchase price stipulated in the agreement. In accordance with the applicable accounting guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that the sale of stock should be recorded at fair value. Therefore, the Company allocated the additional $2.9 million of consideration received under the Stock Purchase Agreement to the Bayer Collaboration Agreement and added such amount to the total transaction price.

Pfizer Collaboration Agreement

In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer (the “Pfizer Collaboration Agreement”). Under the terms of the Pfizer Collaboration Agreement, the Company received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the Pfizer Collaboration Agreement. These payments are being recognized as revenue over the total estimated period of performance. Pfizer has exercised options on certain targets for $4.9 million as of September 30, 2021. Pfizer also paid the Company $1.2 million and $3.0 million in 2021 and 2020, respectively, for adding new targets and for additional services on existing targets into the collaboration. The option and target payments are being recognized over the estimated period of performance.

Genentech Modification

In November 2017, the Company entered into an Amended and Restated Option, License, and Collaboration Agreement with Genentech, Inc. and F. Hoffman-La Roche Ltd. (the “Genentech Modification”), amending a previous Genentech agreement. Under the Genentech Modification, the Company received additional upfront, non-refundable payments of $34.5 million (in addition to $11.0 million received under the previous agreement) to fund Genentech-related research.  Under the Genentech Modification, Genentech has the right to designate up to ten targets.

Information about contract liabilities included as deferred revenue in the condensed consolidated balance sheets is as follows:

	September 30,	December 31,
	2021	2020
Contract liabilities	$763,372,995	$45,089,094
Revenues recognized in the period from:
Amounts included in deferred revenue in previous periods	$16,613,146	$18,651,649

Changes in deferred revenue as of September 30, 2021 from December 31, 2020 were due to additions to deferred revenue of $738.6 million related primarily to the ARV-471 Collaboration Agreement with Pfizer and $20.3 million of revenue recognized on various research collaboration and license agreements.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2021 was $763.4 million, which is expected to be recognized in the following periods (in millions):

Remainder of 2021	$27.4
2022	185.7
2023	184.7
2024	136.5
2025	100.4
2026	63.4
Thereafter	65.3
Total	$763.4

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

The following is a summary of the Company’s available-for-sale securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2021-2022	$731,683,312	$51,693	$(107,337)	$731,627,668
Corporate bonds	2022-2023	453,379,699	13,828	(635,058)	452,758,469
Government securities	2022	104,428,037	1,664	(1,439)	104,428,262
Total		$1,289,491,048	$67,185	$(743,834)	$1,288,814,399

	December 31, 2020
			Gross	Gross
Description	Effective Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	2021	$99,596,821	$560,797	$—	$100,157,618
Total		$99,596,821	$560,797	$—	$100,157,618

The following tables present, by level, the Company’s assets that were accounted for at fair value on a recurring basis.

	September 30, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds and government securities	$—	$1,288,814,399	$—	$1,288,814,399

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Assets:
Corporate bonds	$—	$100,157,618	$—	$100,157,618

Non-recurring fair value measures

The Company valued the common stock issued to Pfizer in connection with the Pfizer Stock Purchase Agreement at fair value. The Agreement contains provisions restricting the sale or transfer for a period of time (the “lock-up period”). The resulting fair value of $264.6 million was determined by applying the discount due to lack of marketability during the contractual lock-up period to the public trading price of the common stock, which is a Level 1 input, on the date of sale. The Company accounted for the lack of marketability during the contractual lock-up period, by utilizing put option models, which are considered Level 3 inputs. Such option models included the Company’s historical volatility and the risk-free rate based on U.S. Treasury bond rates, as key inputs.

5. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following at:

	September 30, 2021	December 31, 2020
Laboratory equipment	$12,961,843	$11,100,116
Office equipment	1,371,594	1,233,823
Leasehold improvements	6,804,638	6,058,400
Total	21,138,075	18,392,339
Less: accumulated depreciation and amortization	(9,510,024)	(6,132,824)
Property, equipment and leasehold improvements, net	$11,628,051	$12,259,515

Depreciation and amortization expense totaled $1,198,602 and $861,293 for the three months ended September 30, 2021 and 2020, respectively, and $3,511,998 and $2,113,865 for the nine months ended September 30, 2021 and 2020, respectively.

6. Right-of-Use Assets and Liabilities

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the condensed consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate ranges from 3.0-5.1%. Lease expense is recognized on a straight-line basis over the lease term. Some of the Company’s leases include options to extend or terminate the lease. The Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise such options.

In May 2021, the Company entered into a lease for approximately 160,000 square feet of laboratory and office space to be occupied in 2024. In connection with the signing of the lease, and at the Company’s election to increase the landlord’s contribution to the tenant improvement allowance, the Company issued a letter of credit for $4.5 million, collateralized by a certificate of deposit in the same amount, which is presented as restricted cash at September 30, 2021. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year lease term.

The Company has operating leases for its current corporate office and certain equipment, which expire no later than December 31, 2024. The leases have a weighted average remaining term of 3.2 years.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$348,149	$262,045	$1,037,755	$731,477

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$915,083	$669,183
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$3,189,055	$572,413

Maturities of lease liabilities for operating leases as of September 30, 2021, are as follows:

Remainder of 2021	$227,188
2022	1,333,080
2023	1,487,240
2024	1,485,519
Total lease payments	4,533,027
Less: imputed interest	(218,794)
Total	$4,314,233

7. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Employee expenses	$6,417,619	$8,967,126
Research and development expenses	6,566,040	8,113,043
Professional fees and other	785,561	1,779,671
Total	$13,769,220	$18,859,840

8. Long-Term Debt

In connection with an Assistance Agreement with the State of Connecticut entered into in 2014 (the “2014 Assistant Agreement”) under which all the borrowings by the Company were forgiven, the Company is required to be located in the State of Connecticut through January 2024, with a default penalty of repayment of the full original funding amount of $2.5 million plus liquidated damages of 7.5%.

In June 2018, the Company entered into an Assistance Agreement with the State of Connecticut (the “2018 Assistance Agreement”) to provide funding for the expansion and renovation of laboratory and office space (the “Project”). Under the terms of the 2018 Assistance Agreement, the Company was entitled to borrow from the State of Connecticut a maximum of $2.0 million, provided that the funding did not exceed more than 50% of the total Project costs. In September 2018, the Company borrowed $2.0 million under the 2018 Assistance Agreement, bearing interest at 3.25% per annum with interest payments required for the first 60 months from the funding date. Thereafter, the loan will begin to fully amortize through month 120, maturing in September 2028. According to the terms of the 2018 Assistance Agreement, up to $1.0 million of the funding thereunder can be forgiven if the Company meets certain employment conditions, as defined therein. The 2018 Assistance Agreement requires that the Company be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. In April 2021, the Company was notified that the employment obligations and the funding provisions relative to the approved costs have been satisfied under the 2018 Assistance Agreement and the Company was granted loan forgiveness of $1.0 million from the State of Connecticut.

Anticipated future minimum payments on long-term debt for the years ending December 31 are:

2023	$46,240
2024	188,758
Beyond	765,002
Total	$1,000,000

During the three months ended September 30, 2021 and 2020, interest expense totaled $8,125 and $16,250, respectively. During the nine months ended September 30, 2021 and 2020, interest expense totaled $32,500 and $48,750, respectively.

9. Equity

Common Stock

In September 2021, in connection with the Pfizer Stock Purchase Agreement, the Company issued 3,457,815 shares of common stock to Pfizer at a price of $101.22 per share, which resulted in aggregate gross proceeds of $350.0 million, less financial advisor fees of $4.6 million. The Company determined that the ARV-471 Collaboration Agreement and the Pfizer Stock Purchase Agreement entered into with Pfizer concurrently should be evaluated as a combined contract in accordance with ASC 606, Revenue from Contracts with Customers, and as a result, determined the fair value of the shares sold under the Pfizer Stock Purchase Agreement to be $85.4 million less than the contractual purchase price stipulated in the agreement. In accordance with the applicable accounting guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that the sale of stock should be recorded at fair value and therefore allocated the excess consideration received to the ARV-471 Collaboration Agreement. Pursuant to terms of the Pfizer Stock Purchase Agreement, Pfizer has agreed not to sell or transfer the Shares without prior written approval of the Company for a specified period, subject to specified exceptions.

In August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, shares of its common stock having an aggregate offering price of up to of $300.0 million in an “at-the-market offering.”  At September 30, 2021, no shares have been issued under this agreement.

During December 2020, the Company completed a public offering in which the Company issued and sold 6,571,428 shares of common stock at a public offering price of $70.00 per share, which resulted in aggregate net proceeds of $431.9 million, net of underwriter discounts, commissions and offering costs of $28.1 million.

In October 2019, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Piper Sandler, pursuant to which the Company could offer and sell from time-to-time in an “at-the-market offering,” at its option, up to an aggregate of $100.0 million of shares of the Company’s common stock through Piper Sandler, as sales agent. During year ended December 31, 2020, the Company sold 2,593,637 shares of its common stock resulting in proceeds to the Company of $64.1 million, net of offering costs of $1.6 million.  The Company terminated the Distribution Agreement in August 2021.

Share-based Compensation

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”) initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased by 486,657 and 390,371 shares in 2021 and 2020, respectively. The first offering period under the 2018 ESPP commenced on January 1, 2020. During the nine months ended September 30, 2021, the Company issued 19,357 shares of common stock under the 2018 ESPP. As of September 30, 2021, 1,481,852 shares remained available for purchase.

All of the Company’s employees are eligible to participate in the 2018 ESPP, provided they meet certain employment requirements. On each offering commencement date, each participant is granted the right to purchase, on the last business day of the offering period, a number of shares of the Company’s common stock determined by multiplying $2,083 by the number of full months in the offering period and dividing that product by the closing price of the Company’s common stock on the first day of the offering period. On the commencement date of each offering period, each eligible employee may authorize up to a maximum of 15% of the compensation he or she receives during the offering period to be deducted by the Company during the offering period. Under the terms of the 2018 ESPP, the purchase price shall be determined by the Company’s board of directors for each offering period and will be at least 85% of the applicable closing price of the Company’s common stock. If the Company’s board of directors does not make a determination of the purchase price, the purchase price will be 85% of the lesser of the closing price of the Company’s common stock on the first business day of the offering period or the last business day of the offering period.

In the Fourth Amendment to the Company’s Incentive Share Plan (the “Incentive Plan”) adopted in March 2018, the Company was authorized to issue up to an aggregate of 6,199,477 incentive units pursuant to the terms of the Incentive Plan. Generally, incentive units were granted at no less than fair value as determined by the board of managers and had vesting periods ranging from one to four years. The Incentive Plan was terminated in September 2018. In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive

Plan (the “2018 Plan”), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of common shares initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181) issued in respect of incentive units granted under the Incentive Plan that were subject to vesting immediately prior to the effectiveness of the registration statement expired, terminated or were otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year or an amount determined by the Company’s board of directors. The increase in the number of authorized shares for fiscal years December 31, 2021 and 2020 was 1,946,628 and 1,561,485, respectively. Common shares subject to outstanding equity awards that expire or are terminated, surrendered, or canceled without having been fully exercised or are forfeited in whole or in part shall be available for future grants of awards.

During the three months ended September 30, 2021 and 2020, the Company recognized compensation expense of $15,224,632 and $8,246,921, respectively, relating to the issuance of incentive awards.  During the nine months ended September 30, 2021 and 2020, the Company recognized compensation expense of $40,120,506 and $22,121,591, respectively. At September 30, 2021, there was $59,672,336 of unrecognized compensation expense that is expected to be amortized over a weighted average period of approximately two years.

The fair value of the stock options granted during the nine months ended September 30, 2021 and 2020 was determined using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2021	September 30, 2020
Expected volatility	74.8 - 78.0%	70.3 - 74.7%
Expected term (years)	5.3 - 7.0	5.3 - 7.0
Risk free interest rate	0.5% - 1.2%	0.3% - 1.6%
Expected dividend yield	0%	0%
Exercise price	$66.82 - $100.40	$24.75 - $50.00

Given the Company’s common stock has not been trading for a sufficient period of time, the Company utilizes a collection of volatilities of peer companies to estimate the expected volatility of its common stock. The expected term is calculated utilizing the simplified method.

The following table provides a summary of the stock option activity under the 2018 Plan during the nine months ended September 30, 2021. These amounts include stock options granted to employees, directors and consultants.

Stock options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,321,882	$26.35
Granted	1,619,034	$78.30
Exercised	(608,920)	$22.72
Forfeited	(57,497)	$51.34
Outstanding at September 30, 2021	5,274,499	$42.44	8.22	$210,341,484
Exercisable at September 30, 2021	2,204,510	$23.04	7.47	$130,394,439

The following table provides a summary of the restricted stock grant activity under the Incentive Plan during the nine months ended September 30, 2021. These amounts include restricted stock granted to employees, directors and consultants.

Restricted shares	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at December 31, 2020	238,712	$16.00
Vested	(179,832)	$16.00
Unvested restricted stock at September 30, 2021	58,880	$16.00

The following table provides a summary of the restricted stock unit activity under the 2018 Plan during the nine months ended September 30, 2021. These amounts include restricted stock units granted to employees.

Restricted stock units	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2020	133,049	$20.01
Vested	(44,355)	$20.01
Cancelled	(387)	$19.36
Unvested restricted stock units at September 30, 2021	88,307	$20.02

At September 30, 2021, there were 4,982,204 stock options under the 2018 Plan, 106,966 restricted shares under the Incentive Plan, and 78,097 restricted stock units under the 2018 Plan that vested and are expected to vest.

10. Income Taxes

The Company’s effective tax rate was 0.0% for the three and nine months ended September 30, 2021 and 2020. The primary reconciling items between the federal statutory rate of 21.0% for the three and nine months ended September 30, 2021 and 2020 and the Company’s overall effective tax rate of 0.0% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.

Valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.

The Company is subject to tax in the U.S. Federal jurisdiction and the states of Connecticut, Massachusetts and North Carolina. The Company pays franchise tax in the states mentioned above due to its loss position. As a result, there was no state income tax provision recorded for the three and nine months ended September 30, 2021 and 2020.

11. Net Loss Per Common Share

Basic and diluted loss per common share were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(46,751,752)	$(30,819,866)	$(138,004,605)	$(77,785,576)
Weighted average number of common shares outstanding, basic and diluted (1)	49,807,508	39,058,294	49,101,927	38,784,569
Net loss attributed to Arvinas common shareholders - basic and diluted	$(0.94)	$(0.79)	$(2.81)	$(2.01)

(1)

The weighted-average number of common shares outstanding-diluted excludes approximately 2.7 million and 1.4 million stock options and contingently issuable restricted stock units, which were anti-dilutive and therefore excluded from the computation of loss per share for the three months ended September 30, 2021 and 2020, respectively, and 2.7 million and 2.0 million stock options and contingently issuable restricted stock units, which were anti-dilutive and therefore excluded from the computation of loss per share for the nine months ended September 30, 2021 and 2020, respectively.

12. Investment in Equity Method Investee

In July 2019, the Company and Bayer CropScience LP (“Bayer LP”) formed a joint venture, Oerth Bio LLC (“Oerth”), to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. As Oerth is jointly controlled by the Company and Bayer LP, the Company accounts for its 50% interest using the equity method of accounting. The Company also provides to Oerth compensated research and development services and administrative services through a separate agreement. The services rendered by the Company during the three and nine months ended September 30, 2021 and 2020 were immaterial.

Operating expenses and net loss of Oerth for the three months ended September 30, 2021 and 2020 totaled $3.5 million and $2.3 million, respectively. Operating expenses and net loss of Oerth for the nine months ended September 30, 2021 and 2020 totaled $9.5 million and $4.9 million, respectively.

The carrying value of the investment has been reduced to $0 and, as a result, no additional losses were recorded against the carrying value of the investment during the three and nine months ended September 30, 2021 and 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the related notes and discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021, our actual results may differ materially from those anticipated in or implied by these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

Our Business

We are a clinical-stage biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies to degrade disease-causing proteins. We use our PROTAC Discovery Engine, proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. Our small molecule PROTAC technology has the potential to address a broad range of intracellular disease targets, including those representing up to the 80% of proteins that currently cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in oncology (including immuno-oncology), neuroscience, and other therapeutic areas. Our three lead product candidates are ARV-110, ARV-471, and ARV-766.

ARV-110

We are developing ARV-110, a PROTAC protein degrader targeting the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. We initiated a Phase 1 clinical trial of ARV-110 designed to assess the safety, tolerability and pharmacokinetics of ARV-110, which also includes measures of anti-tumor activity as secondary endpoints, including reduction in prostate specific antigen, or PSA, a well-recognized biomarker of prostate cancer progression. We received fast track designation for ARV-110 for mCRPC in May 2019. We have completed dose escalation in the Phase 1 clinical trial. In October 2020, we initiated ARDENT, the Phase 2 single agent expansion portion of the ARV-110 clinical trial. In the fourth quarter of 2021, we initiated a Phase 1b clinical trial with ARV-110 in combination with abiraterone for the treatment of men with mCRPC. In the February 2022, we plan to present completed data from the dose escalation portion of the Phase 1 clinical trial and interim data from the ARDENT Phase 2 dose expansion (with patients dosed at 420 mg) at ASCO Genitourinary Cancers Symposium.

ARV-471

We are developing ARV-471, a PROTAC protein degrader targeting the estrogen receptor protein, or ER, for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We initiated a Phase 1 clinical trial of ARV-471 designed to assess the safety, tolerability and pharmacokinetics of ARV-471, which also includes measures of anti-tumor activity as secondary endpoints. In December 2020 we initiated a Phase 1b cohort expansion of ARV-471 in combination with Ibrance® (palbociclib). We have completed dose escalation in the Phase 1 clinical trial. In February 2021, we initiated VERITAC, the Phase 2 single agent expansion cohort of the ARV-471 clinical trial. In December 2021, we plan to present data from the dose escalation portion of the Phase 1 clinical trial at San Antonio Breast Cancer Symposium. In 2022, we plan to present data from the VERITAC Phase 2 dose expansion (with patients dosed at 200 and 500 mg) and present safety data from the Phase 1b combination study with palbociclib. Additionally, in 2022, we plan to initiate a Phase 1b clinical trial with ARV-471 in combination with everolimus in patients with metastatic breast cancer potentially as part of a planned umbrella study with Pfizer to explore multiple combination agents, initiate a Phase 2 clinical trial in patients with early breast cancer in the neoadjuvant setting and initiate phase 3 trials in patients with metastatic breast cancer as a monotherapy and in combination.

ARV-766

We are developing ARV-766, a PROTAC protein degrader for the treatment of men with mCRPC. In preclinical studies, ARV-766 degraded all tested resistance-driving point mutations of AR, including L702H, a mutation associated with treatment with abiraterone and other AR-pathway therapies, which ARV-110 did not degrade in preclinical studies. We initiated a Phase 1 trial for ARV-766 designed to assess the safety, tolerability and pharmacokinetics of ARV-766, which also includes measures of anti-tumor activity as secondary endpoints, including reduction in PSA. In 2022, we plan to announce Phase 1 dose escalation data and initiate a Phase 2 expansion trial for the treatment of men with mCRPC.

ARV-110, ARV-471 and ARV-766 have all demonstrated potent and selective protein degradation in our preclinical studies. We believe favorable clinical trial results in these initial oncology programs would provide validation of our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins regardless of therapeutic area.

Our Operations

As a result of the COVID-19 pandemic, many companies have experienced disruptions in their operations and in the markets they serve. We have instated some and may take additional precautionary measures intended to help ensure our employees’ well-being and minimize business disruption. We temporarily shut down our laboratories in mid-March 2020 and initiated work with biology contract research organizations, or CROs, but have since reopened our laboratories and our office-based employees are working in a hybrid of remote and in-person work. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on our results of operations and financial position as of September 30, 2021. The full extent of the future impacts of COVID-19 on our operations remains uncertain. A prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance our preclinical pipeline.

We commenced operations in 2013.  Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Through September 30, 2021, we raised approximately $1.3 billion in gross proceeds from the sale of equity instruments and the exercise of stock options and had received an aggregate of $775.0 million in payments primarily from collaboration partners.

We are a clinical-stage company. ARV-110 and ARV-471 are each in Phase 1/2 clinical trials, ARV-766 is in a Phase 1 clinical trial and our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net loss was $138.0 million for the nine months ended September 30, 2021, $119.3 million for the year ended December 31, 2020, and $70.3 million for the year ended December 31, 2019. As of September 30, 2021, we had an accumulated deficit of $629.9 million.

Our total operating expenses were $161.2 million for the nine months ended September 30, 2021, $146.7 million for the year ended December 31, 2020, and $94.5 million for the year ended December 31, 2019. We anticipate that our expenses will increase substantially due to costs associated with our ongoing and anticipated clinical activities for ARV-110, ARV-471, and ARV-766, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with contract manufacturing organizations (“CMOs”) to supply us with product for our preclinical and clinical studies and CROs for the synthesis of compounds in our pre-clinical development activities, as well as other associated costs including the management of our intellectual property portfolio.

In July 2021, we entered into a Collaboration Agreement, or the ARV-471 Collaboration Agreement, with Pfizer Inc., or Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound ARV-471, or the Licensed Products. Under the ARV-471 Collaboration Agreement, we received an upfront, non-refundable payment of $650 million. In addition, we will be eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones.

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

In addition, in connection with the execution of the ARV-471 Collaboration Agreement, in July 2021, we and Pfizer entered into the Pfizer Stock Purchase Agreement for the sale and issuance of 3,457,815 shares of our common stock, or the Shares, to Pfizer at a price of $101.22 per share, for an aggregate purchase price of $350 million, or the Pfizer Equity Transaction, which was consummated in September 2021. We have determined that the fair market value of the Pfizer Equity Transaction totaled $264.6 million and allocated the $85.4 million excess purchase price to the ARV-471 Collaboration Agreement. Pursuant to terms of the Pfizer Stock Purchase Agreement, Pfizer has agreed not to sell or transfer the Shares without our prior written approval for a specified time period, subject to specified exceptions.

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

At the time we entered into the original agreement with Genentech we received an upfront payment of $11.0 million, and at the time we entered into the Restated Genentech Agreement, we received an additional $34.5 million in upfront and expansion target payments. We are eligible to receive up to an aggregate of $27.5 million in additional expansion target payments if Genentech exercises its options for all remaining Targets. We are also eligible to receive payments aggregating up to $44.0 million per Target upon the achievement of specified development milestones; payments aggregating up to $52.5 million per Target (assuming approval of two indications) subject to the achievement of specified regulatory milestones; and payments aggregating up to $60.0 million per PROTAC targeted protein degrader directed against the applicable Target, subject to the achievement of specified sales milestones. These milestone payments are subject to reduction if we do not have a valid patent claim covering the licensed PROTAC targeted protein degrader at the time the milestone is achieved. We are also eligible to receive, on net sales of licensed PROTAC targeted protein degraders, mid-single digit royalties, which may be subject to reductions.

Pfizer Collaboration Agreement

In December 2017, we entered into a Research Collaboration and License Agreement with Pfizer, setting forth our collaboration to identify or optimize PROTAC targeted protein degraders that mediate for degradation of Targets, using our proprietary platform technology that are identified in the agreement or subsequently selected by Pfizer, subject to certain exclusions. We refer to this agreement as the Pfizer Collaboration Agreement.

Under the Pfizer Collaboration Agreement, Pfizer has designated a number of initial Targets. For each identified Target, we and Pfizer will conduct a separate research program pursuant to a research plan. Pfizer may make substitutions for any of the initial Target candidates, subject to the stage of research for such Target.

In the year ended December 31, 2018, we received an upfront non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of our technology license and to fund Pfizer-related research as defined within the agreement. We are also eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the agreement. Pfizer has exercised options for $4.9 million as of September 30, 2021. We are also entitled to receive up to $225 million in development milestone payments and up to $550 million in sales-based milestone payments for all designated targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid- to high-single digit tiered royalties, which may be subject to reductions. Pfizer paid us $1.2 million and $3.0 million in 2021 and 2020, respectively, relating to adding additional targets and for additional services on existing targets into the collaboration.

Bayer Collaboration Agreement

In June 2019, we entered into a Collaboration and License Agreement, or the Bayer Collaboration Agreement, with Bayer AG, or, together with its controlled affiliates, Bayer, setting forth our collaboration to identify or optimize PROTAC targeted protein degraders that mediate for degradation of Targets, using our proprietary platform technology, that are selected by Bayer, subject to certain exclusions and limitations.  The Bayer Collaboration Agreement became effective in July 2019.

Under the Bayer Collaboration Agreement, we and Bayer conduct a research program pursuant to separate research plans mutually agreed to by us and Bayer and tailored to each Target selected by Bayer. Bayer may make substitutions for any such initial Target candidates, subject to certain conditions and based on the stage of research for such Target. During the term of the Bayer Collaboration Agreement, we are not permitted, either directly or indirectly, to design, identify, discover or develop any small molecule pharmacologically-active agent whose primary mechanism of action is, by design, directed to the inhibition or degradation of any Target selected or reserved by Bayer, or grant any license, covenant not to sue or other right to any third party in the field of human disease under the licensed intellectual property for the conduct of such activities.

Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront non-refundable payment of $17.5 million, plus an additional $1.5 million in research funding payments. Bayer is committed to fund an additional $10.5 million in research funding payments through 2022, of which $3.0 million was received in each of 2021 and 2020, subject to potential increases if our costs for research activities exceed the research funding payments allocated to a Target and certain conditions are met. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

Pfizer ARV-471 Collaboration Agreement

In July 2021, we entered into the ARV-471 Collaboration Agreement with Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize the Licensed Products.

Under the ARV-471 Collaboration Agreement, we received an upfront, non-refundable payment of $650 million. In addition, we are eligible to receive up to an additional $1.4 billion in contingent payments based on specified regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones.

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

Unless earlier terminated in accordance with its terms, the ARV-471 Collaboration Agreement will expire on a Licensed Product-by-Licensed Product and country-by-country basis when such Licensed Products is no longer commercialized or developed for commercialization in such country. Pfizer may terminate the ARV-471 Collaboration Agreement for convenience in its entirety or on a region-by-region basis subject to certain notice periods. Either party may terminate the ARV-471 Collaboration Agreement for the other party’s uncured material breach or insolvency. Subject to applicable terms of the ARV-471 Collaboration Agreement, including certain payments to Pfizer upon termination for our uncured material breach, effective upon termination of the ARV-471 Collaboration Agreement, we are entitled to retain specified licenses to be able to continue to exploit the Licensed Products.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
AR program development costs	$10,571	$7,031	$30,469	$16,292
ER program development costs	4,322	6,234	15,895	12,926
Other research and development costs	25,711	16,748	72,117	45,938
Total research and development costs	$40,604	$30,013	$118,481	$75,156

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we conduct clinical trials for ARV-110, ARV-471 and ARV-766, including our ongoing Phase 1/2 clinical trials for ARV-110 and ARV-471 and our ongoing Phase 1 trial for ARV-766, and continue to discover and develop additional product candidates.

We cannot reasonably estimate or determine with certainty the duration and costs of future clinical trials of ARV-110, ARV-471 and ARV-766 or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate, will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

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

Interest Income (Expense)

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Interest income has decreased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to lower interest rates. Interest expense consists of interest paid or accrued on our outstanding debt. Interest expense totaled $32,500 and $48,750 for the nine months ended September 30, 2021 and 2020, respectively. The decrease in interest expense was due to a $1.0 million loan forgiveness from the State of Connecticut.

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

As of September 30, 2021, Arvinas, Inc. had four wholly-owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes. Net operating loss carryforwards are generated from the C-corporation subsidiaries’ filings. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our significant accounting policies and recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 1, 2021.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

Revenues

Revenues for the three months ended September 30, 2021 totaled $9.3 million, as compared to $7.6 million for the three months ended September 30, 2020. The increase of $1.7 million was primarily due to revenue from the ARV-471 Collaboration Agreement with Pfizer entered into during the quarter totaling $3.6 million, partially offset by a decrease of $1.9 million due to a collaborator adding new targets in 2020 that extended the period of revenue recognition for that collaboration agreement.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021 totaled $40.6 million, compared with $30.0 million for the three months ended September 30, 2020. The increase of $10.6 million was primarily due to an increase in our continued investment in our platform and exploratory programs of $9.0 million and an increase in expenses related to our AR program of $3.5 million, partially offset by a decrease in our ER program of $1.9 million, resulting primarily from the cost sharing of ARV-471 costs under our ARV-471 Collaboration Agreement with Pfizer. The increase in spending over all of our programs was primarily due to increased personnel and personnel costs utilized across all of our programs of $7.9 million, including $4.3 million related to stock compensation expense. Clinical trial costs and related drug manufacturing costs increased by $1.9 million as we expanded our AR and ER programs into additional clinical studies, offset by $1.9 million of cost sharing billings to Pfizer under our ARV-471 Collaboration Agreement. Direct expenses related to our platform and exploratory targets increased by $2.6 million as we continued to expand the number of protein targets in the exploratory and lead optimization phases and continued to make investments into our platform discovery efforts.

General and Administrative Expenses

General and administrative expenses totaled $16.0 million for the three months ended September 30, 2021, compared with $9.3 million for the three months ended September 30, 2020. The increase of $6.7 million was primarily due to an increase of personnel and facility related costs of $5.0 million, including $2.6 million related to stock compensation expense, and insurance, taxes and professional fees of $1.7 million.

Other Income (Expenses)

Other income totaled $0.6 million for the three months ended September 30, 2021, compared with $0.9 million for the three months ended September 30, 2020. The decrease of $0.3 million was primarily due to lower interest income of $0.4 million from marketable security investments as compared to prior year, offset in part by higher refundable research and development credits from the State of Connecticut of $0.2 million. The reduction in interest income was due to lower interest rates on marketable securities.

Comparison of Nine Months Ended September 30, 2021 and 2020

Revenues

Revenues for the nine months ended September 30, 2021 totaled $20.4 million, as compared to $19.6 million for the nine months ended September 30, 2020. The increase of $0.8 million was due to $3.6 million of revenue from the ARV-471 Collaboration Agreement with Pfizer entered into during the third quarter, partially offset by a net decrease of $2.8 million due to a collaborator adding new targets in 2020 that extended the period of revenue recognition for that collaboration agreement.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2021 totaled $118.5 million, compared with $75.2 million for the nine months ended September 30, 2020. The increase of $43.3 million was primarily due to an increase in our continued investment in our platform and exploratory programs of $26.2 million and increases in expenses related to our AR program of $14.2 million and ER program of $3.0 million. The increase in spending over all of our programs was primarily due to increased personnel and personnel costs utilized across all of our programs of $20.3 million, including $10.7 million related to stock compensation expense. Clinical trial costs and related drug manufacturing costs increased by $10.1 million as we expanded our AR and ER programs into additional clinical studies, offset by $1.9 million of cost sharing billings to Pfizer in accordance with our ARV-471 Collaboration Agreement. Direct expenses related to our platform and exploratory targets increased by $14.2 million as we expanded the number of protein targets in the exploratory and lead optimization phases as well as more investments in our platform discovery efforts.

General and Administrative Expenses

General and administrative expenses totaled $42.7 million for the nine months ended September 30, 2021, compared with $26.1 million for the nine months ended September 30, 2020. The increase of $16.6 million was primarily due to an increase of personnel and facility related costs of $13.2 million, including $7.0 million related to stock compensation expense, and insurance, taxes and professional fees of $3.6 million.

Other Income (Expenses)

Other income totaled $2.9 million for the nine months ended September 30, 2021, compared with $3.9 million for the nine months ended September 30, 2020. The decrease of $1.0 million was primarily due to lower interest income of $1.9 million from marketable security investments as compared to the prior year period, partially offset by forgiveness of debt of $1.0 million equal to 50% of the then outstanding loan balance, related to the State of Connecticut loan upon our satisfaction of certain jobs criteria.

Liquidity and Capital Resources

Overview

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Through September 30, 2021, we had received an aggregate of $775.0 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut, and raised approximately $1.3 billion in gross proceeds from the sale of equity interests and the exercise of stock options, including:

•	October 2018: our initial public offering in which we issued an aggregate of 7,700,482 shares of common stock, for aggregate gross proceeds of $123.2 million before fees and expenses;
•	July 2019: the sale of 1,346,313 shares of common stock to Bayer AG at $24.14 per share for aggregate gross proceeds of $32.5 million;
•

November 2019: completion of a follow-on offering in which we issued 5,227,273 shares of common stock at a public offering price of $22.00 per share, for aggregate gross proceeds of $115.0 million before fees and expenses;

•	September 2020 – December 2020: sale of 2,593,637 shares of common stock in an “at-the-market offering” for aggregate gross proceeds of $65.6 million before fees and expenses;
•

December 2020: completion of a follow-on offering in which we issued 6,571,428 shares of common stock at a public offering price of $70.00 per share, for aggregate gross proceeds of $460.0 million before fees and expenses; and

•	September 2021: issuance of 3,457,815 shares of common stock to Pfizer at $101.22 per share for aggregate gross proceeds of $350.0 million.

In May 2021, we entered into a lease for approximately 160,000 square feet of laboratory and office space to be occupied in 2024. In connection with the signing of the lease, and at the Company’s election to increase the landlord’s contribution to the tenant’s improvement allowance, the Company issued a letter of credit for $4.5 million, collateralized by a certificate of deposit in the same amount. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year lease term.

In July 2021, we entered into the ARV-471 Collaboration Agreement with Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize the Licensed Products. Under the ARV-471 Collaboration Agreement, Pfizer made an upfront payment of $650 million.

In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., as agents, pursuant to which we may offer and sell from time to time, through the agents, shares of our common stock having an aggregate offering price of up to of $300.0 million in an “at-the-market offering.” At September 30, 2021, no shares have been issued under this agreement.

Cash Flows

Our cash, cash equivalents, restricted cash and marketable securities totaled $1.5 billion as of September 30, 2021 and $688.5 million as of December 31, 2020. We had outstanding loan balances of $1.0 million as of September 30, 2021 and $2.0 million as of December 31, 2020.

The following table summarizes our sources and uses of cash for the period presented:

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$595,155	$(60,736)
Net cash (used in) provided by investing activities	(1,197,966)	107,388
Net cash provided by financing activities	274,601	33,126
Net (decrease) increase in cash, cash equivalents and restricted cash	$(328,210)	$79,778

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 totaled $595.2 million, primarily due to an increase in deferred revenue of $718.3 million driven largely by the ARV-471 Collaboration Agreement and non-cash charges of $48.9 million, partially offset by our net loss of $138.0 million, an increase in prepaid expenses related in part to clinical trials and drug manufacturing contracts of $12.4 million, the payment to obtain a contract of $12.9 million related to the ARV-471 Collaboration Agreement and a net reduction in accrued expenses and accounts payable of $7.6 million. Non-cash charges were primarily stock compensation expense of $40.1 million, net accretion of bond discounts/premiums of $5.2 million and depreciation and amortization of $3.5 million.

Net cash used in operating activities for the nine months ended September 30, 2020 totaled $60.7 million, primarily due to our net loss of $77.8 million and a reduction in deferred revenue of $13.1 million, partially offset by non-cash charges of $25.9 million and an increase in accrued expenses and accounts payable of $4.3 million. The reduction in deferred revenue was primarily due to $19.6 million of revenue recognized in the period, partially offset by $6.5 million in payments received from collaboration partners. Non-cash charges were primarily stock compensation expense of $22.1 million, depreciation and amortization of $2.1 million, and net accretion of bond discounts/premiums of $1.4 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 totaled $1.2 billion, attributable to purchases of marketable securities in excess of the maturities of marketable securities of $1.2 billion due in part to funds received as part of the ARV-471 Collaboration Agreement and purchases of property and equipment of $2.8 million, offset by sales of marketable securities of $7.2 million.

Net cash provided by investing activities for the nine months ended September 30, 2020 totaled $107.4 million, attributable to the maturities and sales of marketable securities in excess of new purchases of marketable securities of $112.0 million, partially offset by purchases of property and equipment of $4.6 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 totaled $274.6 million, attributable to the proceeds from the issuance of shares of our common stock to Pfizer of $259.9 million (after allocation of a portion of the proceeds to deferred revenue), net of expenses, and proceeds from the exercise of stock options of $14.7 million.

Net cash provided by financing activities for the nine months ended September 30, 2020 totaled $33.1 million, attributable to the proceeds from the sale of shares of our common stock in an at-the-market offering of $29.9 million, net of expenses, and proceeds from the exercise of stock options of $3.2 million.

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

Specifically, we anticipate that our expenses will increase substantially if and as we:

•

continue a Phase 1/2 clinical trial of our product candidate ARV-110, and initiate one or more Phase 1b clinical trials of ARV-110 in combination with standard of care agents, including in men with mCRPC;

•

continue a Phase 1/2 clinical trial of our product candidate ARV-471, a Phase 1b clinical trial of ARV-471 in combination with palbociclib, and initiate an additional Phase 1b study in combination with everolimus, a standard of care agent, each in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer, initiate a neoadjuvant study in patients with early breast cancer and initiate phase 3 trials in patients with metastatic breast cancer as a monotherapy and in combination;

•

continue a Phase 1 clinical trial of our product candidate ARV-766 in men with mCRPC; apply our PROTAC Discovery Engine to advance additional product candidates into preclinical and clinical development;

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

As of September 30, 2021, our cash, cash equivalents, restricted cash and marketable securities totaled $1.5 billion. We believe that our existing cash, cash equivalents, restricted cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements multiple additional years beyond 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Borrowings

In January 2014, we entered into an Assistance Agreement with the State of Connecticut, or the 2014 Assistance Agreement, under which we borrowed $2.5 million. Borrowings under the 2014 Assistance Agreement were forgivable if we maintained a minimum number of full-time jobs in the State of Connecticut for a minimum period at a minimum annual salary. Effective in March 2016, the full principal amount under the 2014 Assistance Agreement had been forgiven. While borrowings under the 2014 Assistance Agreement have been forgiven, we remain subject to an ongoing covenant to be located in the State of Connecticut through January 2024. Upon violation of this covenant, we would be required to repay the full original funding amount of $2.5 million plus liquidated damages of 7.50%.

In June 2018, we entered into an additional Assistance Agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. Under the terms of the 2018 Assistance Agreement, we were entitled to borrow from the State of Connecticut a maximum of $2.0 million, provided that the funding did not exceed more than 50% of the total costs of the expansion and renovation. Borrowings under the 2018 Assistance Agreement bear an interest rate of 3.25% per annum with interest payments required for the first 60 months from the funding date. Interest expense related to the 2018 Assistance Agreement is expected to be $65,000 annually for the first five years. Thereafter, the loan begins to fully amortize through month 120, maturing in June 2028. We may be required to prepay a portion of the loan if the employment conditions are not met. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through June 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. We borrowed the full $2.0 million under the 2018 Assistance Agreement in September 2018 and $1.0 million remains outstanding at September 30, 2021. Up to $1.0 million of the funding can be forgiven if we meet certain employment conditions. In April 2021, we were notified that the employment obligations and the funding provisions relative to the approved costs have been satisfied under the 2018 Assistance Agreement and we were granted loan forgiveness of $1.0 million from the State of Connecticut.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, restricted cash and marketable securities. Interest income earned on these assets totaled $1.2 million and $3.1 million for the nine months ended September 30, 2021 and 2020, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At September 30, 2021, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Our outstanding debt totaled $1.0 million and $2.0 million as of September 30, 2021 and 2020, respectively. Our outstanding debt as of September 30, 2021 carries a fixed interest rate of 3.25% per annum.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, those risks and uncertainties discussed in “Part I, Item 1A, Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021 together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020 is qualified by the information that is described in this Quarterly Report on Form 10-Q. If any of the risks described below or in our Annual Report on Form 10-K for the year ended December 31, 2020 actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

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

In September 2021, we issued 3,457,815 shares of our common stock to Pfizer at a price of $101.22 per share, for an aggregate purchase price of approximately $350.0 million.

We have registered all shares of common stock that we may currently issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

We currently have on file with the SEC universal shelf registration statements on Form S-3 which allow us to offer and sell registered common stock, preferred stock, debt securities, depositary shares, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In October 2019, we entered into an Equity Distribution Agreement, or Distribution Agreement, with Piper Sandler & Co. (formerly Piper Jaffray & Co.) (“Piper Sandler”), pursuant to which, from time to time, we could offer and sell through Piper Sandler up to $100.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at the market” offerings. Through December 31, 2020, we sold 2,593,637 shares of common stock in an at-the-market offering for aggregate net proceeds of $64.1 million. We terminated the Distribution Agreement in August 2021.

In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which we may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at the market” offerings.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, under our universal shelf registration statement, including pursuant to our “at-the-market” offering program, or otherwise could also dilute our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Other than as set forth below, we did not issue any securities that were not registered under the Securities Act during the three months ended September 30, 2021.

In September 2021, in connection with the ARV-471 Collaboration Agreement with Pfizer, we sold 3,457,815 shares of common stock to Pfizer at a price of $101.22 per share, for an aggregate purchase price of approximately $350.0 million. The shares were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for a transaction by an issuer not involving any public offering within the meaning of Section 4(a)(2) thereunder.

Item 6. Exhibits.

Exhibit Number	Description

10.1†

Collaboration Agreement, dated July 21, 2021, by and between Arvinas, Inc., Arvinas Operations, Inc., Arvinas Estrogen Receptor, Inc. and Pfizer, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on July 22, 2021)

10.2

Stock Purchase Agreement, dated July 21, 2021, by and between Arvinas, Inc. and Pfizer, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on July 22, 2021).

10.3†

Investor Agreement, dated July 21, 2021, by and between Arvinas, Inc. and Pfizer, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on July 22, 2021).

10.4

Equity Distribution Agreement, dated August 6, 2021, by and among Arvinas, Inc., Piper Sandler & Co. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on August 6, 2021).

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

Arvinas, Inc.

Date: November 3, 2021	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2021	By:	/s/ Sean Cassidy
Sean Cassidy
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)