Form 10-K
period 2021-12-31
ARVINAS, INC.
filed 2022-02-28
CIK 1655759

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission File Number: 001-38672
________________________________________________
ARVINAS, INC.
(Exact name of registrant as specified in its Charter)
________________________________________________

Delaware	47-2566120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Science Park 395 Winchester Ave. New Haven, Connecticut	06511
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (203) 535-1456
________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3,457.3 million, based on the closing price of the registrant’s Common Stock on such date. The number of shares of registrant’s Common Stock, $0.001 par value per share, outstanding as of February 23, 2022 was 53,046,576.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

Table of Content

Table of Content
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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:
•the initiation, timing, progress and results of our current and future clinical trials of ARV-110, now named bavdegalutamide, ARV-471 and ARV-766, including statements regarding the period during which the results of the clinical trials will become available;
•the timing of, and our ability to obtain, marketing approval of bavdegalutamide, ARV-471 and ARV-766, and the ability of bavdegalutamide, ARV-471, ARV-766 and our other product candidates to meet existing or future regulatory standards;
•the potential achievement of milestones and receipt of payments under our collaborations, including our collaboration with Pfizer Inc., or Pfizer, entered into in July 2021, or the ARV-471 Collaboration;
•our plans to pursue research and development of other product candidates;
•the potential advantages of our platform technology and our product candidates;
•the extent to which our scientific approach and platform technology may potentially address a broad range of diseases and disease targets;
•the potential receipt of revenue from future sales of our product candidates;
•the rate and degree of market acceptance and clinical utility of our product candidates;
•our estimates regarding the potential market opportunity for our product candidates;
•our sales, marketing and distribution capabilities and strategy;
•our ability to establish and maintain arrangements for manufacture of our product candidates;
•our ability to enter into additional collaborations with third parties;
•our intellectual property position;
•our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•the impact of COVID-19 on our business and operations;
•the impact of government laws and regulations; and
•our competitive position.
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

Table of Content
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
Risk Factor Summary
Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include the following:
•We have incurred significant losses since our inception. To date, we have not generated any revenue from product sales and may never be profitable. We expect to incur losses over at least the next several years and may never achieve or maintain profitability. Our net losses totaled $191.0 million, $119.3 million and $70.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.
•We will need substantial additional funding. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
•The ongoing COVID-19 pandemic has and may continue to affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, and it has the potential to materially and adversely affect our business, financial condition, results of operations and prospects.
•Our approach to the discovery and development of product candidates based on our PROTAC technology platform is unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any products.
•We have a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability and are early in our development efforts. We initiated our first Phase 1 clinical trials for our product candidates, bavdegalutamide and ARV-471, in 2019, and we initiated a Phase 1 clinical trial of ARV-766 in 2021. Each of the bavdegalutamide, ARV-471, and ARV-766 clinical trials remain ongoing. All of our other product candidates are still in preclinical development.
•We cannot be certain of the timely completion or outcome of our preclinical testing and clinical trials. The results of preclinical studies may not be predictive of the results of clinical trials, and the results of early-stage clinical trials may not be predictive of the results of later-stage clinical trials. In addition, interim and preliminary data from our clinical trials that we announce from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data. If we are unable to obtain, or there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, our business will be materially harmed and our ability to generate revenue from product sales will be materially impaired.
•We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

Table of Content
•We rely, and expect to continue to rely, on third party manufacturing organizations for the manufacture of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials, and we expect to continue to do so for commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
•If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired, and we may not be able to compete effectively in our market.

Table of Content
PART I
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies to degrade disease-causing proteins. We use our PROTAC Discovery Engine, our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. Our small-molecule PROTAC technology has the potential to address a broad range of intracellular disease targets, including those representing the up to 80% of proteins that currently cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in oncology (including immuno-oncology), neuroscience, and other therapeutic areas. Our three lead product candidates are bavdegalutamide, ARV-471 and ARV-766.
Bavdegalutamide (ARV-110)
We are developing bavdegalutamide, an investigational orally bioavailable PROTAC protein degrader targeting the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. We initiated a Phase 1 clinical trial of bavdegalutamide designed to assess the safety, tolerability and pharmacokinetics of bavdegalutamide and also includes measures of anti-tumor activity as secondary endpoints, including reduction in prostate specific antigen, or PSA, a well-recognized biomarker of prostate cancer progression. We received Fast Track designation for bavdegalutamide for mCRPC in May 2019. We have completed dose escalation in the Phase 1 clinical trial. In the fourth quarter of 2020, we initiated ARDENT, the Phase 2 single agent expansion portion of the bavdegalutamide clinical trial. In the fourth quarter of 2021, we initiated a Phase 1b clinical trial of bavdegalutamide in combination with abiraterone for the treatment of men with mCRPC. In the first half of 2022, we intend to initiate discussions with the U.S. Food and Drug Administration, or FDA, about the potential for an accelerated approval pathway with bavdegalutamide in molecularly defined mCRPC and finalize a partnership for a companion diagnostic. In the second half of 2022, we plan to initiate a pivotal trial evaluating bavdegalutamide in patients with mCRPC who have progressed on or after novel hormonal agents and have tumors that harbor AR T878X/H875Y tumor mutations. We anticipate that future studies will be planned to explore the potential to treat earlier-line patients with AR-dependent tumors who may benefit from bavdegalutamide therapy.
ARV-471
We are developing ARV-471, an investigational orally bioavailable PROTAC protein degrader targeting the estrogen receptor protein, or ER, for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We initiated a Phase 1 clinical trial of ARV-471 designed to assess the safety, tolerability and pharmacokinetics of ARV-471, which also includes measures of anti-tumor activity as secondary endpoints. In the fourth quarter of 2020, we initiated a Phase 1b cohort expansion of ARV-471 in combination with Ibrance® (palbociclib). We have completed dose escalation in the Phase 1 clinical trial. In the first quarter of 2021, we initiated VERITAC, the Phase 2 single agent expansion cohort of the ARV-471 clinical trial. In July 2021, we entered into a collaboration agreement with Pfizer, pursuant to which we granted Pfizer worldwide coexclusive rights to develop and commercialize ARV-471. In December 2021, we presented data from the dose escalation portion of the Phase 1/2 clinical trial at the San Antonio Breast Cancer Symposium. In the second half of 2022, we plan to present data from the VERITAC Phase 2 dose expansion (with patients dosed at 200 and 500 mg) and present safety data from the Phase 1b combination study with palbociclib. Additionally, in 2022, we plan to initiate a Phase 1b clinical trial with ARV-471 in combination with everolimus in patients with metastatic breast cancer, initiate a Phase 1b combination trial with cyclin-dependent kinase, or CDK, inhibitors or other targeted therapies, initiate a Phase 2 clinical trial in patients with early breast cancer in the neoadjuvant setting and initiate two Phase 3 clinical trials in patients with metastatic breast cancer as a monotherapy and in combination.

Table of Content
ARV-766
We are developing ARV-766, an investigational orally bioavailable PROTAC protein degrader targeting the AR for the treatment of men with mCRPC. In preclinical studies, ARV-766 degraded all tested resistance-driving point mutations of AR, including L702H, a mutation associated with treatment with abiraterone and other AR-pathway therapies, which bavdegalutamide did not degrade in preclinical studies. In 2021, we initiated a Phase 1 clinical trial for ARV-766 designed to assess the safety, tolerability and pharmacokinetics of ARV-766, which also includes measures of anti-tumor activity as secondary endpoints, including reduction in PSA. In the second half of 2022, we plan to present Phase 1 dose escalation data and initiate a Phase 2 expansion trial for the treatment of men with mCRPC.
Each of bavdegalutamide, ARV-471 and ARV-766 has demonstrated potent and selective protein degradation in our preclinical studies. We believe favorable clinical trial results in these initial oncology programs could provide validation of our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins regardless of therapeutic area.
We have designed and optimized our PROTAC Discovery Engine for the discovery of PROTAC therapeutics to address diseases caused by abnormal proteins or aberrant protein expression. We engineer our PROTAC targeted protein degraders to tag a target protein for degradation through the ubiquitin proteasome system, one of the cell’s natural protein disposal systems, and then to iteratively degrade additional target protein molecules. The PROTAC Discovery Engine includes advanced screening capabilities, including in-house high-throughput and deoxyribonucleic acid, or DNA, -encoded library screening abilities that are tailored to the needs of incorporation into PROTAC protein degraders and to optimize their drug-like properties. Following selection and identification, we use tools including predictive computational modeling and privileged linkers that allow the potential for increased potency and selectivity. Finally, we have utilized our own proprietary PROTAC-specific optimization strategies, which we refer to as the Arvinas Rules, to create PROTAC degraders that, for example, are capable of being delivered through multiple routes of administration, including oral delivery, as well as PROTAC targeted protein degraders that are able to penetrate the blood brain barrier.
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
We are further diversifying our pipeline by developing new PROTAC targeted protein degraders against targets for which we believe protein degradation offers advantages to existing therapeutic modalities. For example, we are pursuing targets for the treatment of neurodegenerative diseases, including tauopathies, which are diseases associated with an aggregation of tau proteins in the brain, such as Alzheimer’s disease. We have engineered PROTAC targeted protein degraders that, in preclinical studies, have successfully achieved blood brain barrier penetration, a key step in developing drugs with the potential to treat neurodegenerative targets. We believe there are many other indications for which our PROTAC technology may be advantageous. In an effort to realize the full potential of our PROTAC technology, our ongoing strategic collaborations with Pfizer Inc., or Pfizer; Genentech, Inc. and F. Hoffman-La Roche Ltd, collectively referred to as Genentech; and Bayer AG, or Bayer, address targets across multiple therapeutic areas.
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

Table of Content
Our Strategy
Our goal is to discover, develop, and commercialize therapies that improve the lives of patients suffering from cancer, neurological disorders and other serious diseases. We engineer PROTAC protein degraders that are designed to selectively remove disease-causing proteins, and we believe that our proprietary PROTAC technology is a new therapeutic modality with the potential to provide distinct advantages over existing therapies and to address a broad range of targets, including undruggable proteins. The key elements of our strategy are to:
•Advance clinical development of our lead programs, which address the well-understood oncology targets AR and ER. Our strategy for our PROTAC platform includes the initial pursuit of oncology targets with well-understood biology, well-characterized disease models and established biomarkers. We are conducting a Phase 2 dose expansion clinical trial for bavdegalutamide and a Phase 1b clinical trial of bavdegalutamide in combination with abiraterone in men with mCRPC; a Phase 2 dose expansion clinical trial for ARV-471 and a Phase 1b cohort expansion for ARV-471 in combination with Ibrance® (palbociclib) in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer; and a Phase 1 dose escalation clinical trial for ARV-766 in men with mCRPC. We believe favorable clinical trial results in these initial oncology programs would validate the broader therapeutic potential of our PROTAC technology and PROTAC Discovery Engine.
•Utilize our PROTAC Discovery Engine platform to address undruggable and difficult-to-drug targets. We are applying our platform to develop treatments for diseases associated with undruggable targets. Our platform enables us to build PROTAC targeted protein degraders with the potential to degrade these proteins through the cell’s natural protein degradation process using any available binding site, including low-affinity active binding sites or non-functional binding sites, bringing biological utility to ligands that would otherwise be inactive. We also believe that many “difficult-to-drug” targets, where prior approaches are inadequate, will also provide opportunities to apply our PROTAC Discovery Engine.
•Develop new therapeutics with distinct advantages over existing modalities, including gene-based medicines. We intend to address targets for which we believe protein degradation and the tunable features of our PROTAC targeted protein degraders offer advantages compared to existing therapeutic modalities. For example, unlike gene-based medicines, our PROTAC targeted protein degraders confer the advantages of traditional small molecule therapies, such as broad tissue distribution, multiple routes of administration, including oral delivery, a well-established development pathway and relative ease of manufacturing. In addition, we have engineered PROTAC targeted protein degraders that, in preclinical studies, have successfully achieved blood brain barrier penetration, creating potential opportunities for our PROTAC technology in neurodegenerative diseases. We also believe there are many other indications for which our technology may be advantageous, including autoimmune, anti-infective and inflammatory conditions.
•Selectively collaborate to realize the full potential of our platform. We are using our PROTAC Discovery Engine to build an extensive pipeline of product candidates. Our co-development/co-commercialization collaboration with Pfizer has the potential to accelerate and broaden global development and commercialization of ARV-471. In an effort to realize the full potential of our PROTAC technology, our ongoing strategic collaborations with Bayer, Genentech and Pfizer address targets across multiple therapeutic areas. In addition to these collaborations in human therapeutics, we established a joint venture called Oerth Bio LLC, or Oerth, with Bayer to pursue our PROTAC technology in agricultural applications. We plan to continue to selectively pursue collaborations with leading biopharmaceutical companies with specialized capabilities or know-how, including global development and commercial expertise and capabilities for those products for which we retain full development and commercialization rights. We believe this selective approach to collaboration will further broaden the therapeutic reach of our PROTAC technology, as well as complement and expand our internal development expertise.
•Continue to expand the capabilities of our PROTAC Discovery Engine and the breadth of our intellectual property portfolio. We are investing in our research and development activities to expand the capabilities of our PROTAC Discovery Engine and the breadth of our intellectual property portfolio. This includes: research into novel E3 ligases, key proteins in the ubiquitin proteasome system, that may have tissue-specific or disease-specific features; the discovery of novel binding ligands; the discovery of orally bioavailable and blood brain barrier penetrant

Table of Content
PROTAC protein degraders; and improvement of our PROTAC targeted protein degrader design and optimization processes. We have exclusive worldwide rights to our platform technology, as well as issued patents for composition of matter in the United States and other countries for bavdegalutamide and ARV-471 and patent applications pending for composition of matter in the United States and key countries for our bavdegalutamide, ARV-471 and ARV-766 product candidates and patent applications pending for composition of matter in the United States and key countries for our exploratory programs. We also have patents and pending patent applications for broad platform coverage for other PROTAC targeted protein degraders using specific E3 ligases.
Our Product Pipeline
Our platform has generated several promising degradation product candidates that may be capable of targeting diseases in a wide range of organ systems and tissues. We and our collaborators have initiated programs across multiple therapeutic areas with the goal of developing and delivering life-changing therapies to patients in need. Our lead therapeutic programs are summarized in the table below.
ER+/HER2-, estrogen receptor+/human epidermal growth factor receptor 2-; mCRPC, metastatic castration-resistant prostate cancer; BCL6, B-cell lymphoma 6 protein; KRAS, Kirsten rat sarcoma; HPK1, hematopoietic progenitor kinase 1; mHTT, mutant huntingtin.
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

Table of Content
Proteins are large, complex biomolecules made through a series of steps based on instructions carried from DNA, the genetic “blueprint” within the cell. Generally, sequences of DNA are converted into messenger ribonucleic acid, or mRNA, during a process called transcription. mRNA provides the template that specifies the assembly of a particular sequence of amino acids into proteins during a process known as translation. The amino acid sequence dictates, among other things, the conformation, or 3-D shape, of the resulting protein. Proteins can have complex shapes, with multiple chains of amino acids folding together in some cases to reach a final form. The final form of the protein, as well as the timing, location and concentration of its expression within the cell, is essential to the protein’s intended function.
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

Table of Content
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
Protein Degradation
When proteins become old, mutated, misfolded or simply have served their purpose, they are naturally degraded by the body through the ubiquitin proteasome system in which cells mark or tag a particular protein for disposal by attaching several molecules of the small regulatory protein ubiquitin to the protein to be disposed. This process generally proceeds along the following steps in rapid sequence:
•The E1 enzyme activates ubiquitin, which is then transferred to an E2 enzyme.
•An E3 ubiquitin ligase, or E3 ligase, transfers the ubiquitin from the E2 enzyme to a specific target protein.
•Once a chain of at least four ubiquitins are attached to the target protein, the proteasome recognizes the polyubiquinated protein.
•The proteasome breaks down or degrades the protein into its amino acid components.
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
PROTAC Targeted Protein Degraders — Our Approach to Protein Degradation
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

Table of Content
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
Our Discovery Platform — PROTAC Discovery Engine
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

Table of Content
Ligase Selection and Ligand Identification
•E3 KnowledgeBase - The human body has more than 600 E3 ligases, and we select ligands for E3 ligases from our proprietary library for incorporation into our PROTAC targeted protein degraders. We continue to research additional E3 ligases that are expressed in specific tissues or diseases, and identify or discover associated binding ligands, to create novel PROTAC protein degraders that recruit E3 ligases with targeted expression patterns, such as tumor or central nervous system-localized E3 ligases, that may be beneficial for the development of targeted cancer and neurologic therapies. We believe our success with the diverse set of E3 ligases that we are currently employing and the binders of other E3 ligases that we are researching provide us with a competitive advantage as we develop a range of products with different technical characteristics.
•Advanced Screening Capabilities - We select ligands for incorporation into our PROTAC targeted protein degraders from a variety of sources. The ligands we select, which target the desired protein for degradation or E3 ligase for incorporation into our PROTAC targeted protein degraders, may include (1) de novo ligands discovered through high-throughput screening, biophysical directed binding approaches, virtual or in silico computer-based screening, and affinity-based hit identification through our in-house DNA-encoded libraries that that are tailored to the needs of incorporation into PROTAC protein degraders and to optimize their drug-like properties or (2) ligands that are known to bind protein targets but may have faced therapeutic limitations that we believe our PROTAC technology can overcome, such as lack of potency or function, metabolic instability or off-target effects.
Rapid PROTAC Design
•Zone of Ubiquitination - Bringing the targeted protein and the E3 ligase together into a trimer complex is necessary but not sufficient for degradation. We use structural and biochemical information to predict precisely which lysine residues on the target protein can be “tagged” with ubiquitin, and we design PROTAC degraders to exploit this knowledge.
•ANGLE: Arvinas Next Generation Linker Evolution - We connect the selected protein-targeting ligands and E3 ligase ligands with our privileged chemical linkers. Linker selection is critical for rapid identification of protein degraders and can introduce function and selectivity to a nonfunctional or nonselective binding ligand upon incorporation into a PROTAC targeted protein degrader molecule. Linker composition can also be used to modulate properties of our PROTAC targeted protein degraders, such as membrane permeability, aqueous solubility, metabolic stability and biodistribution. We select from a proprietary library of conformationally privileged linkers to enable the efficient formation of the trimer complex essential to ubiquitin transfer and protein degradation.
•Predictive Computational Modeling - We use trimer structure-based computational modeling and design algorithms to rapidly identify potent degraders.
•Proteomics - A PROTAC degrader is often more selective than the targeting warhead. We have proteomics capabilities that enable us to understand that specificity in precise detail and iterate quickly to optimize the selectivity of our PROTAC degraders for the protein target.
Turning Degraders into Drugs
•Arvinas Rules - Optimization of traditional small molecule agents tends to focus on guidelines that increase the chances of such molecules having sufficient permeability and solubility to make them orally bioavailable. Chimeric small molecules, including our PROTAC targeted protein degraders, are larger than traditional small molecule therapeutics, such that the conventional optimization parameters prevalent in traditional drug discovery do not readily apply. As such we have developed and apply our own proprietary Arvinas Rules for our PROTAC targeted protein degraders. Through our Arvinas Rules, we have made PROTAC targeted protein degraders that are orally bioavailable and that cross the blood brain barrier.
•Deep knowledge of in vivo PK/PD and efficacy relationships - Our understanding of molecular features that impact PROTAC biodistribution and target degradation, in the body, enables us to create PROTAC degraders with drug-like properties and activities. We can use this understanding to rapidly progress from target identification to PROTAC optimization and development.

Table of Content
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

Table of Content
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

Table of Content
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
Versatility
We believe our PROTAC targeted protein degraders may have potential application in a wide range of therapeutic areas because the E3 ligases we currently target are expressed widely across tissue types. Ligands that bind to some proteins may be of only weak affinity. However, we believe that our PROTAC technology will allow the degradation of proteins through such low affinity active binding sites or non-functional binding sites. Our ability to design weak binding PROTAC targeted protein degraders that nonetheless initiate rapid ubiquitination and subsequent degradation of targeted proteins has the potential to expand the number of disease-causing proteins targeted for drug development to include undruggable targets. We believe that rendering these targets druggable for the first time represents the true breadth and potential of our PROTAC Discovery Engine.

Table of Content
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

Table of Content
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
Our Programs
Bavdegalutamide for the Treatment of Men with Metastatic Castration-Resistant Prostate Cancer
We are developing bavdegalutamide, an orally bioavailable, AR degrading PROTAC targeted protein degrader, for the treatment of men with mCRPC. Bavdegalutamide demonstrated activity in preclinical models of AR overexpression and AR mutations, both common mechanisms of resistance to current standard-of-care agents in men with prostate cancer. We believe that the differentiated PROTAC pharmacology of bavdegalutamide, including its iterative activity, has the potential to translate into significantly improved clinical outcomes over current standard-of-care agents.
Prostate Cancer
In the United States, prostate cancer is both the second most prevalent cancer in men and the second leading cause of cancer death in men. Current estimates predict that one in nine men will be diagnosed with prostate cancer in his lifetime. The American Cancer Society estimates that in 2022 there will be over 268,000 new cases of prostate cancer in the United States and approximately 34,500 deaths from the disease. Men with mCRPC have a poor prognosis and a predicted survival rate of fewer than two years from the initial time of progression.
Treatment options for prostate cancer depend on many different factors, including the stage of the cancer. Castration-resistant prostate cancer is defined by disease progression despite androgen deprivation therapy, or ADT, and is often indicated by rising levels of PSA. In making treatment evaluations, physicians monitor disease burdens in several ways, including changes in PSA levels. Increased PSA blood levels are considered by many physicians as indicative of cancer progression, and alternative treatment options may be considered. Current standard of care for men with castration-resistant prostate cancer provides that patients should initially receive a combination of ADT and either abiraterone, which works by decreasing androgen levels, or enzalutamide, which works by blocking androgen binding to AR. If the disease progresses despite these second-generation hormonal therapies, chemotherapy is considered the next treatment option. Treatment with chemotherapy is generally postponed for as long as possible due to the potential for severe side effects including neuropathies, nausea, diarrhea, decreased mental capacity and increased risk of infections.
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
Preclinical Development
We have conducted a comprehensive preclinical program to study bavdegalutamide as a potential treatment for men with mCRPC.
In in vitro models, bavdegalutamide degraded 95% to 98% of AR in multiple cell lines typically used in prostate cancer research.

Table of Content
Bavdegalutamide is also highly selective for AR. A proteomic analysis of VCaP cells treated in vitro with bavdegalutamide at a 10 nM concentration for eight hours demonstrated that only AR was degraded from the nearly 4,000 measured proteins.
Importantly, in addition to AR degradation and selectivity, we have observed in preclinical studies the ability of bavdegalutamide to potently inhibit prostate cancer cell growth and reduce PSA levels. In addition to guiding treatment decisions, reduction in PSA is often an indicator of the effectiveness of treatment in clinical trials, however, it is not recognized as a surrogate endpoint for purposes of regulatory approval. For example, bavdegalutamide demonstrated equivalent reduction in PSA to enzalutamide at ten-fold lower concentration levels in an in vitro inhibition study of PSA synthesis in Lymph Node Cancer of the Prostate cells, which are androgen-sensitive human prostate adenocarcinoma cells, that have been engineered to overexpress AR.
In in vivo mouse models, bavdegalutamide has inhibited AR-dependent tumor growth in a statistically significant manner. Bavdegalutamide exhibited superior tumor growth inhibition compared to enzalutamide in both castrated and intact (non-castrated) xenograft models derived from VCaP cell lines.
To assess the ability of bavdegalutamide to treat enzalutamide-resistant cancers, we conducted in vivo studies of bavdegalutamide in an enzalutamide-resistant VCaP xenograft model. These VCaP tumors acquired resistance to enzalutamide after being continuously propagated in castrated, enzalutamide treated mice for approximately three years. This resistance can be seen in the figure below, as tumors in mice dosed with enzalutamide grew at nearly the same rate as tumors in mice dosed only with the drug vehicle - a control similar to dosing a placebo. Orally delivered bavdegalutamide significantly inhibited tumor growth, described as tumor growth inhibition, or TGI, in these enzalutamide-resistant VCaP tumors.

Vehicle
Enzalutamide, 20 mpk PO, qd
ARV-110, 10 mpk PO, qd
ARV-110, 3 mpk PO, qd
500
400
300
200
100
0
Tumor Volume (mm2)
0
4
7
11
14
18
21
25
28
Days of Treatment

We have also conducted preclinical studies of bavdegalutamide for enzalutamide-insensitive cancers. We conducted an in vivo study using a tumor line derived directly from a patient, referred to as a patient derived xenograft, or PDX, model. This model is derived from a tumor from a patient not treated with enzalutamide but that is insensitive to enzalutamide. This insensitivity can be seen in the figure below, as tumors in mice dosed with enzalutamide grew at only a slightly slower rate than tumors in mice dosed only with the drug vehicle. In contrast, orally delivered bavdegalutamide significantly inhibited tumor growth in these enzalutamide-insensitive tumors, achieving a TGI value of 100%. Further, PSA levels in the plasma of mice following 20 days of

Table of Content
bavdegalutamide dosing significantly decreased in comparison to those dosed with only the drug vehicle or enzalutamide.

Vehicle
Enzalutamide, 20 mpk PO, qd
ARV-110, 10 mpk PO, qd
600
500
400
300
200
100
0
Tumor Volume (mm2)
0
3
5
9
13
16
20
Days of Treatment

We believe the activity of bavdegalutamide in the above VCaP and PDX models may closely reflect enzalutamide resistance or insensitivity in the clinic and shows the potential for treatment of patients whose tumors have become resistant to, or demonstrate intrinsic resistance to, a current standard-of-care agent.
Bavdegalutamide has also reduced the levels of PSA in plasma comparable to levels achieved with enzalutamide in a different VCaP xenograft mouse model but at a lower dosing level.
We conducted investigational new drug, or IND,-enabling Good Laboratory Practice, or GLP, toxicology studies with bavdegalutamide in rats and dogs to support advancement of bavdegalutamide into clinical development. Both study designs called for animals to be treated once daily, orally for 28 days, followed by a 14-day recovery period for high dose animals. We believe both studies provide favorable safety margins of approximately five to ten times higher than the anticipated therapeutic doses.
In the rat study, a no observed adverse effect level, or NOAEL, of 40 milligrams per kilogram, or mpk, the mid-dose, in female animals and 120 mpk, the high dose, in male animals was identified. All findings observed in male high-dose animals were considered reversible by the study director. Atrophy of the prostate and seminal vesicles was noted in male animals at all dose levels and we believe is attributable to the pharmacologic activity of bavdegalutamide.
In the dog study, the NOAEL was 10 mpk per day, the mid-dose. The high dose of 30 mpk per day exceeded the maximum tolerated dose, and dosing in this group was stopped prior to the planned completion to allow for collection of reversibility data. Elevations in liver function enzymes noted in some mid- and high-dose animals were considered reversible by the study director, and non-adverse as they were without microscopic correlates. In addition, at all dose levels, including animals receiving vehicle only, gastrointestinal alteration such as loose and abnormally colored stools were noted. Decreased prostate weights were noted in all male animals and we believe are attributable to the pharmacologic activity of bavdegalutamide.
Our Phase 1/2 Clinical Trial
In 2019, we initiated dosing in a Phase 1 clinical trial of bavdegalutamide. Our Phase 1 trial is designed as an open label, dose-escalation study of bavdegalutamide in men with mCRPC whose disease has

Table of Content
progressed on at least two prior systemic therapies, one of which must have been enzalutamide or abiraterone. The Phase 1 trial is designed to primarily investigate the safety and tolerability of bavdegalutamide. Secondary endpoints include characterization of bavdegalutamide’s pharmacokinetic profile and preliminary assessment of biochemical and clinical activity based on evaluation of PSA levels, and radiographic measurement of evaluable lesions. The anti-tumor effects of bavdegalutamide in measurable lesions will be assessed using Response Evaluation Criteria in Solid Tumors, or RECIST, a standardized set of rules for response assessment based on tumor shrinkage which is widely used in oncology clinical trials. We also will evaluate exploratory markers of disease burden, such as circulating tumor cell enumeration, as exploratory endpoints of the trial.
A potential drug-drug interaction between bavdegalutamide and rosuvastatin, or ROS, was identified during the trial. One patient receiving 280 mg bavdegalutamide experienced a Grade 4 dose-limiting toxicity of elevated aspartate transaminase/alanine transaminase, or AST/ALT, liver enzymes followed by acute renal failure. The second patient, receiving 70 mg bavdegalutamide, experienced a Grade 3 AST/ALT elevation, which resolved after the removal of ROS, and the patient was retreated with bavdegalutamide. Follow-up exploratory findings indicate that ROS concentrations, but not bavdegalutamide concentrations, were elevated in both patients who had liver function test increases. Subsequent in vitro transport pump studies indicated that bavdegalutamide inhibited breast cancer resistant pump transporter, of which ROS is a substrate. Following the initial data that supported a potential interaction with ROS, concomitant use of ROS was precluded. Six other patients had, as of the April 20, 2020 data cut-off, received concomitant non-ROS statins without AST/ALT adverse events.
In the first and third quarters of 2020, we amended the protocol for our Phase 1 clinical trial for bavdegalutamide. These amendments included the addition of a Phase 2 expansion cohort. Based on our observations of a molecularly defined, late-line population with a particularly strong response to bavdegalutamide, we designed our Phase 2 dose expansion to assess bavdegalutamide in four specific subgroups: patients with tumors with AR T878X and/or H875Y mutations but excluding other AR variants; patients with tumors with wild-type AR or AR alterations other than T878X, H875Y, L702H, and AR-V7; patients with tumors with AR L702H or AR-V; and patients with biomarker agnostic tumors with no more than one prior novel AR-directed therapy, such as enzalutamide or abiraterone, and no prior chemotherapy.

In the fourth quarter of 2020, we initiated the ARDENT Phase 2 expansion portion of the trial at a dose of 420 mg daily.

In February 2022, we announced completed Phase 1 and interim Phase 2 ARDENT data for bavdegalutamide with a data cut-off date of December 20, 2021. We reported that bavdegalutamide showed reduced PSA levels of greater than or equal to than 50%, or PSA50, in 46% of the 28 patients with tumors harboring AR T878X/H875Y (T878X = T878A or T878S) mutations. These results also demonstrated PSA declines and tumor regressions in patients without tumors harboring AR T878X/H875Y mutations, suggesting an opportunity to develop bavdegalutamide more broadly in prostate cancer.

As of the data cut-off date, 195 patients were enrolled across the Phase 1/2 clinical trial (71 in Phase 1; 124 in Phase 2).

The Phase 1 dose escalation trial evaluated bavdegalutamide at doses ranging from 35–700 mg, once-daily, or 210–420 mg twice-daily, in patients with mCRPC and two or more prior therapies (including abiraterone and/or enzalutamide).

Patients in the ongoing ARDENT study are enrolled in one of four subgroups: patients with tumors with AR T878X and/or H875Y mutations and excluding AR L702H mutations and AR-V7 splice variants; patients with tumors with wild-type AR or AR alterations other than T878X, H875Y, L702H, AR-V7; patients with tumors with AR L702H mutations or AR-V7 splice variants, which are variants of AR that bavdegalutamide did not degrade preclinically; and patients with biomarker agnostic tumors with only one prior novel hormonal agent, or NHA, and no prior chemotherapy.

The ARDENT Phase 2 dose expansion trial is administered at a starting recommended Phase 2 dose, or RP2D, of 420 mg, once-daily. Patients in the ARDENT trial received a median of four prior lines of therapy with 100% receiving at least one NHA (64% abiraterone, 75% enzalutamide or other AR inhibitor, 39% both abiraterone and an AR inhibitor) and 31% receiving at least one chemotherapy regimen.

Table of Content
Efficacy Measures

We presented efficacy measures on a combined basis for patients in both the completed Phase 1 dose escalation trial and the interim analysis from the ongoing ARDENT Phase 2 dose expansion trial. In the biomarker defined (“more pretreated”) subgroups, we observed the following:
•In eight patients with tumors with AR T878X and/or H875Y mutations but excluding other AR variants, PSA50=75%; PSA decline of more than 30%, or PSA30, =75%
•In 44 patients with tumors with wild-type AR or AR alterations other than T878X, H875Y, L702H, or AR-V7, PSA50=11%; PSA30=20%
•In 25 patients with tumors with AR L702H or AR-V7, PSA50=4%; PSA30=20%

In the biomarker agnostic (“less pretreated”) subgroup comprising 27 patients with no more than one prior NHA and no prior chemotherapy, the PSA50 response rate was 22% and the PSA30 response rate was 26%.

In biomarker-evaluable patients treated at or above the RP2D and with tumors harboring AR T878X/H875Y mutations (across all subgroups and thus regardless of prior therapy regimens or other mutations; n=28), the PSA50 response rate was 46% and the PSA30 response rate was 57%.

Of seven RECIST-evaluable patients across the Phase 1 and Phase 2 trials with tumors harboring AR T878X/H875Y mutations, two had confirmed durable partial responses. These patients were on treatment for approximately nine months (ongoing as of the data cut-off) and ten months; the duration of treatment ranged from eight weeks to 44 weeks, with three of the seven patients continuing on treatment as of the data cutoff of December 20, 2021.

Twelve (43%) of the 28 patients with AR T878X/H875Y-positive mutations received bavdegalutamide for 24 weeks or more, with nine patients ongoing as of the data cutoff.

PSA reductions and evidence of anti-tumor activity as measured by RECIST were observed across all subgroups regardless of mutation status, including tumors not harboring AR T878X/875Y mutations.

RECIST responses were seen in patients with tumors lacking AR T878X/H875Y mutations (one confirmed and three unconfirmed RECIST responses).

The “less pretreated” subgroup (n=27) had a similar molecular profile—as assessed by circulating tumor DNA analysis—to the more pretreated, biomarker-defined subgroups in the ARDENT trial. These similarities included both AR variations (point mutations and AR-V7 splice variants) and non-AR mutations frequently associated with poor outcomes (e.g., TP53, BRCA1). Six of the 27 patients (22%) had PSA50 reductions, and this PSA50 rate was similar to that observed collectively in the “more pretreated” subgroups (16%; n=77). Four of the six “less pretreated” patients with PSA50 declines had tumors with AR T878X/H875Y mutations.

Safety and Tolerability

Bavdegalutamide had a manageable tolerability profile at the RP2D. The majority of treatment-related adverse events, or TRAEs, were Grade 1/2 and there were no Grade 4 or greater TRAEs in the 138 patients treated at the RP2D.

TRAEs that occurred in 10% or more of patients treated at the RP2D were nausea (Gr 1: 30%; Gr 2: 16%; Gr 3: 1%), fatigue (Gr 1: 23%; Gr 2: 12%; Gr 3: 1%), vomiting (Gr 1: 20%; Gr 2: 5%; Gr 3: 1%), decreased appetite (Gr 1: 14%; Gr 2: 11%; Gr 3: 1%), diarrhea (Gr 1: 14%; Gr 2: 4%; Gr 3: 2%), alopecia (Gr 1: 13%; Gr 2: 1%; Gr 3: N/A) AST increased (Gr 1: 9%; Gr 2: 3%; Gr 3: 1%), weight decreased (Gr 1: 7%; Gr 2: 5%; Gr 3: 0%), and anemia (Gr 1: 4%; Gr 2: 1%; Gr 3: 5%).

TRAEs at the RP2D led to dose reduction in 11 (8%) patients and discontinuation in 12 (9%) patients.

In the first half of 2022, we intend to initiate discussions with the FDA about the potential for an accelerated approval pathway with bavdegalutamide in molecularly defined mCRPC and finalize a partnership for a companion diagnostic. In the second half of 2022, we plan to initiate a pivotal trial evaluating

Table of Content
bavdegalutamide in patients with mCRPC who have progressed on or after novel hormonal agents and have tumors that harbor AR T878X/H875Y tumor mutations. We anticipate that future studies will be planned to explore the potential to treat earlier-line patients with AR-dependent tumors who may benefit from bavdegalutamide therapy.
ARV-766 for the Treatment of Men with Metastatic Castration-Resistant Prostate Cancer
We are developing ARV-766 to target and degrade wild-type and mutated AR including at least one additional, clinically relevant AR point mutation, the L702H point mutation, which bavdegalutamide did not degrade in preclinical studies. The L702H point mutation in the ligand-binding domain of AR results in activation of the AR by glucocorticoids and can cause resistance to a standard of care regimen. Recent studies have reported that between approximately 2-9% of patients with mCRPC had an L702H point mutation. We initiated a Phase 1 dose escalation clinical trial in 2021. In the second half of 2022, we plan to present Phase 1 dose escalation data and initiate a Phase 2 expansion trial for the treatment of men with mCRPC.
Next Generation AR Degraders
We are developing additional PROTAC targeted protein degraders capable of degrading certain AR splice variants. We expect that results from our Phase 1/2 clinical trials of bavdegalutamide and ARV-766 will provide further data on the role of androgen receptor splice variant-7, or AR-V7, in prostate cancer. Bavdegalutamide and ARV-766 bind to full-length AR at its ligand-binding domain. AR-V7 is a truncated form of AR that lacks the ligand-binding domain necessary to bind with bavdegalutamide and ARV-766 and which bavdegalutamide and ARV-766 therefore do not degrade. AR functions as a dimer, a complex made up of two individual AR proteins. AR-V7 can form a dimer with a full-length AR, and such non-identical protein dimers are called heterodimers. We believe that bavdegalutamide and ARV-766, by degrading the full-length AR component of the heterodimer, could successfully inactivate AR-V7-directed signaling. Although shown to form a heterodimer preclinically, there is uncertainty as to whether AR-V7 and AR form a heterodimer in patients’ tumors. It is also possible that AR-V7 signals through V7-only dimers, which would be unaffected by bavdegalutamide and ARV-766. Although the presence of AR-V7 has been shown to correlate with a lack of response to enzalutamide and abiraterone, a published study demonstrated that approximately 40% of patients with AR-V7 expressing circulating tumor cells show a PSA response to enzalutamide. Given the evolving potential role of AR-V7 in prostate cancer, as a follow-on to bavdegalutamide and ARV-766, we are exploring the identification and development of a PROTAC targeted protein degrader that can degrade AR-V7 directly, as well as other AR splice variants.
ARV-471 for the Treatment of Patients with Locally Advanced or Metastatic ER Positive / HER2 Negative Breast Cancer
We are developing ARV-471, an orally bioavailable ER degrading PROTAC targeted protein degrader, as an alternative to, and potentially more potent degrader than, the intramuscular injection fulvestrant and other selective ER degraders currently in development for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. Similar to our AR program, we have chosen ER degradation as a therapeutic focus given the well-documented biology of ER signaling as a principal driver in a high percentage of breast cancers. ARV-471 has demonstrated activity in ER positive breast cancer preclinical models. We are clinically investigating ARV-471 for use as a single agent and in combination with cyclin-dependent kinase, or CDK, 4/6 inhibitors such as palbociclib. We believe ARV-471 has the potential to improve clinical outcomes over current standards of care for patients with locally advanced or metastatic ER positive / HER2 negative breast cancer.
Breast Cancer
In the United States, breast cancer is the second most common cancer and the second leading cause of cancer death in women. The American Cancer Society estimates that in 2022 there will be approximately 288,000 women diagnosed with invasive breast cancer in the United States. Metastatic breast cancer accounts for approximately 6% of newly diagnosed cases. Approximately 80% of newly diagnosed breast cancers are ER+, with many patients developing resistance to current treatment options over time.

Table of Content
Treatment options for breast cancer depend on many different factors, including the stage of the cancer and whether the cancer cells contain hormone receptors. Patients with locally advanced or metastatic breast cancer are treated with systemic therapy, including hormone therapy, chemotherapy and targeted therapy, either as single-agents or in combination. Patients with locally advanced or metastatic ER positive / HER2 negative breast cancer are often treated with hormone therapy, such as tamoxifen or an aromatase inhibitor, sometimes in combination with targeted drugs such as CDK4/6 inhibitors. In patients with aggressive disease or whose disease continues to progress with a hormonal treatment regimen, chemotherapy may be prescribed. Treatment with chemotherapy is generally postponed for as long as possible due to the potential for severe side effects including neuropathies, nausea, diarrhea, decreased mental capacity and increased risk of infections.
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

Table of Content
standard-of-care combination of palbociclib at 60 mpk daily plus fulvestrant at 200 mpk twice per week for two weeks and then once per week for two weeks.

Vehicle
Palbociclib
Fulvestrant + Palbociclib
ARV-471 + Palbociclib
Mean Tumor Volume (mm2)
800
700
600
500
400
300
200
100
0
0
3
7
10
14
17
21
24
28
Days of Treatment

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
The dose escalation portion of our Phase 1/2 clinical trial of ARV-471 is designed to assess safety, tolerability and pharmacokinetics, or PK, of ARV-471 in patients with locally advanced or metastatic ER+/HER2- breast cancer, as well as measures of anti-tumor activity as secondary endpoints.

Table of Content
In December 2021, we announced updated data, as of the data cut-off date of September 30, 2021, from the dose escalation portion of our Phase 1/2 clinical trial.

Enrollment

As of the data cut-off date, 60 adult patients with locally advanced or metastatic ER+/HER2- breast cancer were treated in the Phase 1 dose escalation portion of the trial with total daily ARV-471 doses ranging from 30 mg to 700 mg. This patient group is heavily pretreated, with a median of four prior therapies. All patients were previously treated with CDK4/6 inhibitors; 80% of patients received prior fulvestrant; and 78% received prior chemotherapy.

Efficacy

Of 47 patients who were evaluable for clinical benefit (confirmed complete response, partial response, or stable disease ≥ 24 weeks) the clinical benefit rate was 40%. As of the data cutoff date, 14 patients were continuing to receive study treatment, including two patients who had been on treatment for over 18 months. Three confirmed partial responses were observed among the 38 patients with baseline RECIST measurable disease and at least one on-treatment tumor assessment.

Safety

Patients were treated in the monotherapy escalation at total daily doses of 30 mg (n=3), 60 mg (n=3), 120 mg (n=7), 180/200 mg (n=11), 360 mg (n=15), 500 mg (n=17), and 700 mg was administered twice a day (300 mg in the morning / 400 mg in the evening) (n=4). A maximum tolerated dose was not reached and no dose limiting toxicities or Grade 3 or 4 treatment-related adverse events, or TRAEs, were observed. Of the 60 patients, 37% had Grade 1 TRAEs and 57% had Grade 2 TRAEs, and the most common TRAEs were nausea (29%), fatigue (20%), and vomiting (10%). No Grade 1 or 2 TRAEs led to discontinuation or dose reduction of ARV-471. Four patients experienced six Grade 3 TRAEs that were potentially related to ARV-471, including: headache lasting 1-day, single occurrence of asymptomatic increased amylase and lipase, nausea and asymptomatic QTc prolongation, and post-biopsy venous embolism. The patient with the venous embolism was the only Grade 3 patient who discontinued ARV-471 due to a TRAE, and the patient with Grade 3 nausea was the only patient with a dose reduction due to a TRAE (reduced from 500 mg to 400 mg daily).

ER Degradation

In paired biopsies from 14 patients across all doses up to 500 mg daily, robust ER degradation of up to 89% was observed, regardless of ESR1 mutation status. Median and mean ER degradation across dose levels were 67% and 64%, respectively.

Pharmacokinetics

ARV-471 demonstrated a dose-related increase in plasma exposure, with doses from 30 mg to 500 mg daily, resulting in steady-state exposure levels that exceeded the exposure associated with tumor regression in preclinical breast cancer models. Mean exposure on day 15 exceeded the nonclinical efficacious range at doses of 60 mg or more daily.

ARV-471 currently is being evaluated as a treatment for metastatic breast cancer in a Phase 1 dose escalation study, a Phase 1b combination study with IBRANCE® (palbociclib), and a Phase 2 monotherapy dose expansion study. In the second half of 2022, we plan to present data from the VERITAC Phase 2 dose expansion (with patients dosed at 200 and 500 mg) and present safety data from the Phase 1b combination study with palbociclib. Additionally, in 2022, we plan to initiate a Phase 1b clinical trial with ARV-471 in combination with everolimus in patients with metastatic breast cancer, initiate a Phase 1b combination trial with CDK inhibitors or other targeted therapies, initiate a Phase 2 clinical trial in patients with early breast cancer in the neoadjuvant setting and initiate two Phase 3 clinical trials in patients with metastatic breast cancer as a monotherapy and in combination.

Table of Content
Our Preclinical Programs
We anticipate filing four IND applications through 2023.
Other Oncology, Immuno-Oncology and Undruggable Targets
We have active preclinical programs to evaluate additional established targets in oncology and immuno-oncology, as well as other currently undruggable targets. In line with our strategy, we assess potential exploratory programs on a target-by-target basis to decide whether our PROTAC targeted protein degraders provide a compelling differentiated approach over standard-of-care or other, existing or potential competing mechanisms of action directed against a specific target. In the case of currently undruggable targets, we assess whether the features of our PROTAC targeted protein degraders, including their potential to degrade proteins via sites other than enzymatic active sites and the ability to initiate the degradation process using only weak binders, offer us opportunities to degrade those targets.
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
Neurodegenerative Diseases
Neurodegenerative diseases are generally progressive in nature and result in the degeneration and often death of neurons in the brain, leading to cognitive decline, functional impairment and eventually death. These diseases affect a rapidly growing patient population and represent one of the largest unmet medical needs of our time. Alzheimer’s and Parkinson’s diseases encompass the largest patient populations among the neurodegenerative diseases. The Alzheimer’s Association estimated that 6.2 million Americans aged 65 and older were living with Alzheimer’s dementia in 2021, and the Parkinson’s Foundation estimated that nearly one million Americans are living with Parkinson’s disease. Alzheimer’s disease is marked by the progressive accumulation of aggregated tau protein, while aggregation of alpha-synuclein is thought to cause Parkinson’s disease.
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

Table of Content
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
As of January 31, 2022, our patent estate that we own, co-own and in-license includes 29 issued U.S. patents, 48 granted foreign patents, and 328 pending patent applications.
PROTAC Patents and Patent Applications
Our PROTAC patent portfolio is generally organized into two categories: PROTAC platform patent filings, and PROTAC product candidate or protein target-specific patent filings.
PROTAC Platform
As of January 31, 2022, our PROTAC platform patent estate that we own, co-own, and in-license, and that covers our various E3 ubiquitin ligase constructs, includes two issued U.S. patents, 21 granted foreign patents, 12 pending U.S. patent applications and 56 pending foreign patent applications. This patent estate covers constructs that have ligands for the Von Hippel Lindau, or VHL, E3 ubiquitin ligase, the cereblon, or CRBN, E3 ubiquitin ligase, the inhibitor apoptosis protein, or IAP, E3 ubiquitin ligase, and the human mouse double minute homolog, or MDM2, E3 ubiquitin ligase.
We exclusively license from Yale University a portfolio of patents and patent applications describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds comprised of ligands for the VHL E3 ubiquitin ligase, as well as claims to associated methods of use. Patents have been granted in Australia, Mexico, Russia, South Korea, and the United States, and patent applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Mexico, South Korea, Russia and the United States. If all appropriate maintenance fees are paid, each granted patent will expire in 2033 without taking potential patent term extensions into account. We also co-own with Yale patent applications describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds comprised of ligands for the VHL E3 ligase. A patent has issued in the United States, and patent applications are pending in , Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Mexico, Russia, South Korea and the United States. Our rights to this patent and these patent applications are governed by the Yale License Agreement described below.

Table of Content
We own three patent families with three pending U.S. patent applications describing composition-of-matter claims covering the CRBN E3 ubiquitin ligase ligand generically, the chemical linker group generically, and a small molecule or peptide ligand that binds to a target protein generically. We own granted patents in Australia, China, Europe, India, Japan, Mexico, Russia, and South Korea. Patent applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, Russia, South Korea and the United States. If all appropriate maintenance fees are paid, each granted patent in these families will expire no earlier than 2035 without taking potential patent term extensions into account.
We own a patent family describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds comprised of ligands for the IAP E3 ubiquitin ligase as well as claims to associated methods of use. Patent applications in this family are pending in Europe and the United States. If granted, and all appropriate maintenance fees are paid, the expiration of these patents would be in 2036 without taking potential patent term extensions into account.
We own a patent family describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds comprised of ligands for the MDM2 E3 ubiquitin ligase as well as claims to associated methods of use. Patent applications in this family are pending in Europe and the United States, and granted in Australia. If granted, and all appropriate maintenance fees are paid, the expiration of these patents would be in 2036, without taking potential patent term extensions into account.
PROTAC Product Candidates

Our product or protein-specific patent applications were created to pursue more focused patent exclusivity around PROTAC targeted protein degrader compounds designed to target specific proteins. As of January 31, 2022, our PROTAC product patent portfolio that we own, co-own and in-license includes 24 U.S. issued patents, 40 granted foreign patents, 58 pending U.S. patent applications, eight pending Patent Cooperation Treaty, or PCT, applications, and 201 pending foreign patent applications.
We own nine patent families describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds addressing AR and associated methods of manufacture and methods of treating cancer. The first patent family has three issued U.S. patents, five granted foreign patents, two pending U.S. applications, and 22 pending foreign patent applications describing composition-of-matter, synthetic intermediates, and method of use claims covering bavdegalutamide. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2037 without taking potential patent term extension into account. The second patent family has four pending applications in the United States, six granted foreign patents, and 20 pending foreign applications describing alternative composition-of-matter claims. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2036 without taking potential patent term extension into account. The third patent family has one pending U.S. application and one pending PCT application describing claims directed to additional methods of treating cancer using bavedegalutamide. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2040 without taking potential patent term extension into account. The fourth patent family has one pending U.S. application, one pending PCT application, and one pending foreign application describing composition-of-matter claims directed to ARV-766. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2040 without taking potential patent term extension into account. The fifth patent family has a pending U.S. application and one pending PCT application describing claims directed to additional methods of treating cancer using bavdegalutamide. Any patent granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account. The sixth patent family has one pending U.S. application, one pending PCT application, and one pending foreign application describing claims directed to methods of manufacture, crystalline and ultrapure forms, and dosage forms of bavdegalutamide. Any patent granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account. The seventh patent family has one pending U.S. application and one pending PCT application describing claims directed to methods of treating cancer with bavdegalutamide in patients with specific AR mutations. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account. The eighth patent family has two pending U.S. applications describing methods of treating cancer with ARV-766. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2042 without taking potential patent term extension into account. The ninth patent family has one pending U.S. application and 14 pending foreign applications describing alternative AR-based PROTAC compounds and methods of use to treat cancer. Any patents granted

Table of Content
in this family, assuming all appropriate maintenance fees are paid, will expire in 2038 without taking potential patent term extension into account.
We own seven patent families describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds addressing ER and associated methods of treating cancer. The first patent family has three issued U.S. patents, two pending U.S. applications, seven granted foreign patents, and 22 pending foreign patent applications describing composition-of-matter and method of use claims covering ARV-471. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2037 without taking potential patent term extension into account. The second patent family has one pending U.S. application and one pending PCT application describing claims directed to methods of treating cancer using ARV-471 as a monotherapy, and also combined with an additional anti-cancer agent. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2040 without taking potential patent term extension into account. The third patent family has one pending U.S. application, one pending PCT application, and two pending foreign applications describing claims directed to crystalline forms of ARV-471. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account. The fourth patent family has one pending U.S. application, one pending PCT application, and one pending foreign application describing claims directed to methods of treating cancer with ARV-471 in patients with specific ER mutations, and methods of treating cancer with ARV-471 and additional anti-cancer agents. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account. The fifth patent family has one issued U.S. patent, one pending U.S. patent application, and two pending foreign applications describing alternative ER-based PROTAC compounds and methods of use to treat cancer. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2039 without taking potential patent term extension into account. The sixth patent family has one issued U.S. patent, one pending U.S. patent application, and 14 pending foreign applications describing alternative ER-based PROTAC compounds and methods of use to treat cancer. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2038 without taking potential patent term extension into account. The seventh patent family has one pending U.S. application describing claims directed to methods of manufacture of ARV-471. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2042 without taking potential patent term extension into account.
We and Yale co-own seven patent families describing composition of matter claims of PROTAC targeted protein degrader compounds addressing certain discovery and other potential protein targets, and associated methods of use. Patent applications for each of these are pending in the United States. In addition, patent applications are pending at the international stage of the PCT for two of the families and with the European Patent Office for 4 of the families. Our rights to these patent applications are governed by the Yale License Agreement described below.
We co-own with Genentech four pending U.S. patent applications, one pending PCT application, and 27 foreign patent applications directed to PROTAC targeted protein degrader compounds addressing a specific protein. Our rights to these patent applications are governed by the Genentech License Agreement described below.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent covering a drug approved by the U.S. Food and Drug Administration, or FDA, may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering bavdegalutamide and ARV-471 may be entitled to patent term extensions. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdiction where they are available; however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

Table of Content
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
We also own U.S. trademark and service mark registrations for ARVINAS in word and logo form for pharmaceutical preparations and pharmaceutical products development of cellular proteins for treatment in the fields of oncology, immunology, inflammatory diseases, and central nervous system disorders. The ARVINAS word mark is registered for pharmaceutical products development services in Australia, China, and the EU, and is pending registration in several other countries. The ARVINAS word mark is also registered for pharmaceutical products in Australia, Colombia, the EU, Hong Kong, India, Singapore, Taiwan, and the United Kingdom, and is pending registration in several other countries.
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

Table of Content
Pursuant to the license agreement we paid to Yale an upfront payment of $0.1 million. We are responsible for paying Yale an annual license maintenance fee in varying amounts (ranging from the low tens-thousands of dollars to the mid to high tens-thousands of dollars) until the first sale to a third party of any licensed product, which is creditable against our royalty obligations for the given year. As of December 31, 2021, we have paid a total of $0.5 million in license maintenance fees to Yale. We are required to pay Yale, subject to the achievement of specified development and regulatory milestones, payments aggregating up to approximately $3.0 million for the first licensed product and up to approximately $1.5 million for the second licensed product. We are not required to make any milestone payments for any licensed products beyond the first two. While the agreement remains in effect, we are required to pay Yale low single-digit royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions. Yale is guaranteed a minimum royalty payment amount (ranging from $0.2 million to $0.5 million) for each year after the first sale of a licensed product that results in net sales. The agreement requires that we must also pay Yale a mid-single digit to mid-double digit percentage of certain consideration we receive from a sublicensee for the first licensed product we sublicense. We are also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments made by us to Yale (except patent costs) will be tripled during the pendency of any patent challenge made by us against Yale.
We also agreed to pay for PROTAC targeted protein degrader research support from Yale pursuant to a sponsored research agreement that we entered into with Yale in July 2016 and amended in April 2018. The sponsored research agreement expired in April 2021. Under the sponsored research agreement, as amended, we agreed to pay Yale an aggregate of $3.7 million over five years and as of December 31, 2021, we had paid Yale an aggregate of approximately $3.7 million. The research was performed by and under the supervision and direction of Professor Crews.
The license agreement remains in effect until (a) for certain products, the date on which the last claim of the licensed patents expires; and (b) for certain products, 10 years after the sale of such products. The expiration of the last to expire patent right licensed from Yale, if it issues as a patent and all appropriate maintenance fees are paid, is currently expected be in 2039. Either we or Yale may terminate the agreement for the other party’s uncured material breach of certain provisions, we may terminate the agreement for convenience upon six months’ prior notice, and Yale may terminate the agreement if we fail to make a payment when due, fail to obtain or maintain adequate insurance coverage or fail to achieve specified financing or regulatory milestone events. The agreement will automatically terminate if we become insolvent.
Genentech License Agreement
In September 2015, we entered into an Option and License Agreement with Genentech focused on PROTAC targeted protein degrader discovery and research for target proteins, or Targets, based on our proprietary platform technology, other than excluded Targets as described below. This collaboration was expanded in November 2017 through an Amended and Restated Option, License and Collaboration Agreement, which we refer to as the Restated Genentech Agreement.
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

Table of Content
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
Unless earlier terminated, the Restated Genentech Agreement will expire upon the expiration of all royalty periods for any Licensed PROTACs. The royalty period for each Licensed PROTAC expires on a country-by-country basis upon either (1) the expiration of the last-to-expire valid patent claim covering such Licensed PROTAC or (2) ten years after the first commercial sale with respect to such Licensed PROTAC, depending on whether the sale of the Licensed PROTAC is covered by an applicable valid claim. The expiration of the last to expire patent right licensed to Genentech, if it issues as a patent and all appropriate maintenance fees are paid, is currently expected be in 2042. We could also obtain rights to additional patents, including through the issuance of pending patent applications, with later expiration dates, or new Licensed PROTACs could be added to the agreement that are subject to additional royalty terms with later expiration dates, which in either case could extend the term of the Restated Genentech Agreement. Genentech has the right to terminate the Restated Genentech Agreement for convenience in its entirety or with respect to a specific Target on 60 days’ prior notice. Either we or Genentech may terminate the agreement, in its entirety or with respect to a specific Target, if the other party is in material breach and such breach is not cured within the specified cure period. In addition, either we or Genentech may terminate the agreement in the event of specified insolvency events involving the other party. If Genentech terminates the agreement for convenience or if we terminate the agreement as a result of Genentech’s uncured material breach or Genentech’s insolvency, all licenses we granted to Genentech terminate (either in its entirety or with respect to a specific Target, as applicable based on the nature of the termination). If Genentech terminates the agreement as a result of our uncured material breach or our insolvency, all licenses that we granted to Genentech terminate (either in its entirety or with respect to a specific Target, as applicable based on the nature of the termination), except that Genentech has the right to elect to retain its licenses, in which case it would no longer be obligated to use diligent efforts to develop and commercialize the applicable Licensed PROTACs and its payment obligations to us would be reduced.

Table of Content
Pfizer Research Collaboration Agreement
In December 2017, we entered into a Research Collaboration and License Agreement with Pfizer setting forth our collaboration to identify or optimize PROTAC targeted protein degraders that mediate for degradation of Targets using our proprietary platform technology that are identified in the agreement or subsequently selected by Pfizer, subject to certain exclusions. We refer to this agreement as the Pfizer Research Collaboration Agreement.
Under the Pfizer Research Collaboration Agreement, Pfizer has designated a number of initial Targets. For each identified Target, we and Pfizer will conduct a separate research program pursuant to a research plan. Pfizer may make substitutions for any of the initial Target candidates, which substitutions are limited subject to the stage of research for such Target.
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
Pfizer has the right to exercise an option to obtain an exclusive worldwide license with respect to each Target for a specified period of time after receipt of the applicable deliverables for such Target. If Pfizer does not exercise its option for a Target, such Target is no longer subject to the Pfizer Research Collaboration Agreement. If Pfizer exercises such option, Pfizer will have an exclusive license to develop and commercialize compounds directed against such Target, subject to certain diligence obligations.
During the term of the Pfizer Research Collaboration Agreement, we and our affiliates are not permitted, either directly or indirectly, to develop or commercialize any pharmacologically-active agent whose primary mechanism of action is, by design, directed to a Target, or grant any license, covenant not to sue or other right to any third party for the conduct of such activities. There are no restrictions on Pfizer from developing, manufacturing or commercializing products, programs, technologies or processes that are similar to or may compete with any covered by the Pfizer Research Collaboration Agreement, subject to certain limitations on Pfizer’s right to use our confidential information or know-how.
In the year ended December 31, 2018, we received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of our technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. We are eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as mid- to high-single digit tiered royalties, which may be subject to reductions, on net sales of PROTAC targeted protein degrader-related products. In 2021 and 2020, we received payments totaling $1.2 million and $4.4 million, respectively. Pfizer selected an additional target and initiated additional services totaling $3.5 million in December 2021, which is included in accounts receivable at December 31, 2021. There were no sales-based milestone payments or royalties received as of December 31, 2021.

Table of Content
Unless earlier terminated, the Pfizer Research Collaboration Agreement will expire upon the expiration of all royalty obligations thereunder. The royalty period for each product developed under the Pfizer Research Collaboration Agreement will expire on a country-by-country basis upon the later of (1) the expiration of the last-to-expire valid patent claim that claims or covers the composition of matter of a compound contained within such product or (2) ten years after the first commercial sale with respect to such product. Pfizer has the right to terminate the Pfizer Research Collaboration Agreement for convenience in its entirety or with respect to a specific target on 60 days’ prior notice. Either we or Pfizer may terminate the Pfizer Research Collaboration Agreement, in its entirety or with respect to a specific target, if the other party is in material breach and such breach is not cured within the specified cure period. In addition, either we or Pfizer may terminate the Pfizer Research Collaboration Agreement in the event of specified insolvency events involving the other party. If Pfizer terminates the agreement in its entirety or as a result of our uncured material breach or our insolvency, Pfizer retains its license with respect to Targets for which it has exercised an option (unless Pfizer elects otherwise), subject to reduced payment obligations.
Bayer Collaboration Agreement
In June 2019, we entered into a Collaboration and License Agreement with Bayer setting forth our collaboration to identify or optimize PROTAC targeted protein degraders, that mediate for degradation of Targets using our proprietary platform technology, which Targets will be selected by Bayer, subject to certain exclusions and limitations. We refer to this agreement as the Bayer Collaboration Agreement. The Bayer Collaboration Agreement became effective in July 2019.
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

Table of Content
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

Table of Content
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
Pfizer ARV-471 Collaboration Agreement
In July 2021, we entered into a collaboration agreement with Pfizer, or the ARV-471 Collaboration Agreement, pursuant to which we granted Pfizer worldwide coexclusive rights to develop and commercialize products containing our proprietary compound ARV-471, or the Licensed Products.
Under the ARV-471 Collaboration Agreement, we received an upfront, non-refundable payment of $650 million. In addition, we are eligible to receive up to an additional $1.4 billion in contingent payments based on specified regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments,

Table of Content
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
Our platform and product focus is the discovery and development of protein degradation therapies using our small molecule PROTAC targeted protein degraders. Other companies researching chimeric small molecules for protein degradation include Accutar Biotechnology, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Kymera Therapeutics, Inc., Nurix Therapeutics, Inc. and Proteovant Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical or clinical investments in this field, including AbbVie, Amgen, AstraZeneca plc, Boehringer Ingelheim, Bristol Myers Squibb Company, GlaxoSmithKline plc, Genentech, Novartis International AG and Sanofi SA. Since 2020, some of these biotechnology and pharmaceutical companies have announced the initation of clinical trials for targeted protein degraders. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, or gene therapies.
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

Table of Content
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

Table of Content
As product candidates advance through our pipeline, our commercial plans may change. In particular, some of our research programs target potentially larger indications. Data, the size of the development programs, the size of the target market, the size of a commercial infrastructure and manufacturing needs may all influence our strategies in the United States, Europe and the rest of the world.
Manufacturing and Supply
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on third-party contract manufacturing organizations, or CMOs, for both drug substance and finished drug product as well as for the synthesis of compounds in our pre-clinical research and development activities. We have engaged third-party manufacturers to supply the drug substances and building blocks for those substances for bavdegalutamide, ARV-471 and ARV-766. We have also engaged third-party manufacturers to develop and manufacture finished drug product for bavdegalutamide, ARV-471 and ARV-766 that we are using and plan to use in our ongoing and planned Phase 1/2 and planned pivotal clinical trials. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements.
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
Approval and Regulation of Drugs in the United States

In the United States, drug products are regulated under the Federal Food, Drug, and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. The failure of a sponsor to comply with the applicable regulatory requirements at any time during the product development process, including nonclinical testing, clinical testing, the approval process or post-approval process, may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions.
A sponsor seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be approved by the FDA:
•preclinical testing including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice, or GLP, regulations and standards;
•completion of the manufacture, under current Good Manufacturing Practices, or cGMP, conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

Table of Content
•design of a clinical protocol and and submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication, in accordance with good clinical practices, or GCP;
•preparation and submission to the FDA of a new drug application, or NDA, for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labeling for one or more proposed indication(s);
•review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•satisfactory completion of any FDA audits of the clinical trial sites to assure compliance with GCP and the integrity of clinical data in support of the NDA;
•payment of user fees and securing FDA approval of the NDA to allow marketing of the new drug product; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategies, or REMS, and the potential requirement to conduct any post-approval studies required by the FDA.
Preclinical Studies
Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage, including in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish rationale for therapeutic use. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
The IND and IRB Processes
An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin or recommence.
Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry,

Table of Content
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

Table of Content
investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.
There is no obligation for a sponsor to make its drug products available for expanded access. However, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy available. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy. We received fast track designation for bavdegalutamide for mCRPC in May 2019.
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
A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are

Table of Content
Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.
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

In August 2018, the FDA released a draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how sponsors can utilize an adaptive trial design in the early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.
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
Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.
Manufacturing and Other Regulatory Requirements

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

Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing

Table of Content
process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.
Pediatric Studies
Under the Pediatric Research Equity Act of 2003, or PREA, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.
For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after the FDA’s receipt of the study plan.
The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption.
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

The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the

Table of Content
submission of most NDAs is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual prescription drug product program fee, which for federal fiscal year 2022 is $369,413. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

Following submission of an NDA, the FDA conducts a preliminary review of the application within 60 calendar days of its receipt and it must inform the sponsor by that time or before whether the application is sufficiently complete to permit substantive review. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of products that are not NMEs, the ten-month and six-month review periods run from the date that the FDA receives the application. The review process and the Prescription Drug User Fee Act, or PDUFA, goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.
In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.
In addition, as a condition of approval, the FDA may require a sponsor to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity.
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
The FDA is authorized to expedite the review of applications in several ways. Under the Fast Track program, the sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.

Table of Content
Any product candidate submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, priority review and accelerated approval.

•Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.

•Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.

•Accelerated approval. Drug products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.

•Regenerative advanced therapy. With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

None of these expedited programs changes the standards for approval but they may help expedite the development or approval process of product candidates.
The FDA’s Decision on an NDA

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation, and a senior FDA official makes a decision.

Table of Content
A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.
An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending applications or supplements to approved applications, or withdrawal of product approvals;
•product seizure or detention, or refusal to permit the import or export of products; or

Table of Content
•injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product.
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
Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Section 505(b)(2) thus authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) sponsor can establish that reliance on the FDA’s previous approval is scientifically appropriate, the sponsor may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) sponsor.
Abbreviated New Drug Applications for Generic Drugs
In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, a sponsor must submit an abbreviated new drug application, or

Table of Content
ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.
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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.
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
Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the sponsor’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. The FDA’s regulations governing patient listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021.
When an ANDA sponsor files its application with the FDA, the sponsor is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA sponsor is not seeking approval. To the extent that the Section 505(b)(2) sponsor is relying on studies conducted for an already approved product, the sponsor is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA sponsor would.

Table of Content
Specifically, the sponsor must certify with respect to each patent that:
•the required patent information has not been filed;
•the listed patent has expired;
•the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•the listed patent is invalid, unenforceable or will not be infringed by the new product.
A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the sponsor does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the sponsor is not seeking approval).
If the ANDA sponsor has provided a Paragraph IV certification to the FDA, the sponsor must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA sponsor.
To the extent that the Section 505(b)(2) sponsor is relying on studies conducted for an already approved product, the sponsor is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA sponsor would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) sponsor.
Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any patent or existing regulatory exclusivity, including orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.
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

Table of Content
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

The period of market exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the disease or condition for which the product has been designated. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drug products that received orphan drug designation before enactment of amendments to the FDCA in 2017 but have not yet been approved by FDA.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.
Patent Term Restoration and Extension
A patent claiming a new drug product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of the IND for the clinical investigation is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
Health Care Law and Regulation
Health care providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable state and federal fraud and abuse laws and regulations (including anti-kickback and false claims laws), patient privacy laws and regulations, and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations, include the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, ordering, leasing, arranging for, or recommending the purchasing, ordering, or leasing of, any good or service for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;
•the federal civil and criminal false claims laws, including the civil False Claims Act, and Civil Monetary Penalties Law, which prohibit individuals or entities from, among other things, knowingly

Table of Content
presenting, or causing to be presented, to the federal government, false or fraudulent claims for payment or knowingly making, using or causing to made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or making false statements relating to health care matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder, including 45 C.F.R. Parts 160 and 164, imposing rules regarding privacy, security, and data breach notifications;
•the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
•the federal physician transparency requirements known as the Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, or the ACA, which requires manufacturers of drugs, medical devices, biological and medical supplies covered by Medicare, Medicaid, or State Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, other healtchare providers and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.
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

Table of Content
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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new executive order that directs federal agencies to reconsider rules and other policies that limit access to healthcare, and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID‑19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the

Table of Content
Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs the Department of Health and Human Services, or HHS, to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Table of Content
Review and Approval of Medicinal Products in the European Union
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. Specifically, however, the process governing approval of medicinal products in the European Union, or EU, generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.
Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu..
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

Table of Content
Pediatric Studies
Prior to obtaining a marketing authorization in the European Union, sponsors must demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.
Marketing Authorization
To obtain a marketing authorization for a product under EU regulatory systems, a sponsor must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, sponsors have to demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.
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
The European Commission may grant a so-called “marketing authorization under exceptional circumstances.” Such authorization is intended for products for which the sponsor can demonstrate that it is

Table of Content
unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the sponsor cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:
•the sponsor must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;
•the medicinal product in question may be supplied on medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radiopharmaceutical, by an authorized person; and
•the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.
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
The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.
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

Table of Content
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
Regulatory Data Protection in the EU
In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
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
Pediatric Exclusivity
If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC.
Orphan Drug Designation and Exclusivity
Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the spnsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

Table of Content
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
•Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
•The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and are also subject to EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.
Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas

Table of Content
Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU.
Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like a European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.
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

Table of Content
Employees and Human Capital
As of December 31, 2021, we had approximately 280 full-time employees. Of these full-time employees, approximately 220 employees were engaged in research and development activities, with 180 possessing advanced degrees, and approximately 60 were engaged in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Our net losses totaled $191.0 million, $119.3 million and $70.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of

Table of Content
$682.9 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:
•continue a Phase 1/2 clinical trial of our product candidate bavdegalutamide (ARV-110) and a Phase 1b clinical trial of bavdeglutamide in combination with abiraterone for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC, and initiate one or more additional Phase 1b cohort expansions of bavdegalutamide in combination with standard of care agents, in men with mCRPC;
•continue a Phase 1/2 clinical trial of our product candidate ARV-471 and a Phase 1b clinical trial of ARV-471 in combination with palbociclib, and initiate an additional Phase 1b cohort expansion in combination with a standard of care agent, each in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer and initiate a window of opportunity study in early breast cancer;
•continue a Phase 1 clinical trial of our product candidate ARV-766 in men with mCRPC, and initiate a planned Phase 2 cohort expansion trial in 2022;
•apply our PROTAC Discovery Engine to advance additional product candidates into preclinical and clinical development;
•expand the capabilities of our PROTAC Discovery Engine;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•expand, maintain and protect our intellectual property portfolio;
•hire additional development, including clinical and regulatory, and scientific personnel; and
•add operational, financial and management information systems and personnel to support our research, product development and future commercialization efforts and support our operations as a public company.
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
We initiated clinical development of our first two product candidates in 2019 and initiated clinical development of our third product candidate in 2021 and we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including

Table of Content
completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing approval for our product candidates and manufacturing, marketing and selling any products for which we may obtain marketing approval.
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
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our ongoing and initiate our planned clinical trials of bavdegalutamide, ARV-471 and ARV-766, advance our other oncology and neurodegenerative programs and continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We have incurred, and expect to continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We had cash, cash equivalents, restricted cash and marketable securities of approximately $1.5 billion as of December 31, 2021. We believe that our cash, cash equivalents, restricted cash and marketable securities as of December 31, 2021 will enable us to fund our planned operating expenses and capital expenditure requirements multiple additional years beyond 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our ongoing clinical trials for bavdegalutamide, ARV-471 and ARV-766 and any future clinical development of bavdegalutamide, ARV-471 and ARV-766;
•the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurodegenerative research programs;
•the success of our collaborations with Pfizer, Inc., or Pfizer; Genentech, Inc. and F. Hoffman LaRoche Ltd., collectively referred to as Genentech; and Bayer AG, or Bayer;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•our ability to establish additional collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our product candidates.

Table of Content
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
We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and conducting early-stage clinical trials. In 2019, we initiated our first Phase 1 clinical trial for a product candidate, bavdegalutamide, and later in 2019 and 2021, we initiated our Phase 1 clinical trial of our product candidates ARV-471 and ARV-766, respectively. All of our other product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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

Table of Content
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
We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and complete preclinical studies or clinical trials including disruptions at our facilities or disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. For example, our New Haven-based laboratories were closed for part of March through May 2020 which limited the biology work we could conduct for our early-stage research programs and increased our reliance on CROs. We and our CROs and CMOs may face disruptions related to our ongoing clinical trials or future clinical trials arising from delays in investigational new drug, or IND,-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites, including delays related to site staffing. For example, in the first quarter of 2020, production of certain building blocks for the drug substance used in the manufacture of ARV-471 were delayed at one of our China-based manufacturers. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.
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
Changes in tax law may adversely affect our business or financial condition. The Tax Cuts and Jobs Act of 2017, commonly referred to as the TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, significantly revises the U.S. Internal Revenue Code of 1986, as amended, or the Code. The TCJA contains, among other things, significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for net operating losses to 80% of current-year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely and such net operating losses arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.
In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions. Regulatory guidance under the

Table of Content
TCJA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. Also, as a result of the changes in the U.S. presidential administration and control of the U.S. Senate in 2021, additional tax legislation may be enacted; any such additional legislation could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA and additional tax legislation.
We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.
As of December 31, 2021, we had federal net operating loss carryforwards of $373.6 million, state and local net operating loss carryforwards of $346.9 million and federal and state research and development tax credit carryforwards of $15.2 million and $3.4 million, respectively. To the extent they expire unused, these net operating loss and tax credit carryforwards will not be available to offset our future income tax liabilities.
In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe our federal net operating losses are subject to an annual limitation as a result of changes in the Company’s ownership, as defined by Code Section 382, in July 2018 and December 2020. Notwithstanding the limitations, we expect the federal net operating losses to be fully available under Section 382 within the next two years, subject to any other limitations under the Code. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
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
Our PROTAC technology platform is a relatively new technology. Our future success depends on the successful development of this novel therapeutic approach. Prior to the initiation of our Phase 1 clinical trial for bavdegalutamide, no product candidates that use a chimeric small molecule approach to protein degradation, such as our PROTAC targeted protein degraders, had been tested in humans. No product candidates of this type have been approved in the United States or Europe, and the data underlying the feasibility of developing chimeric small molecule-based therapeutic products is both preliminary and limited. We have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. We have not yet completed a clinical trial of any product candidate and we have not yet completed assessment of the safety of any product candidate in humans. As such, there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.
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

Table of Content
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
We are early in our development efforts. In 2019, we initiated our first Phase 1 clinical trial for a product candidate, bavdegalutamide, and later in 2019 and 2021, we initiated our Phase 1 clinical trials of our product candidates ARV-471 and ARV-766, respectively. All of our other product candidates are still in preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:
•successful completion of preclinical studies;
•successful initiation of clinical trials;
•successful patient enrollment in and completion of clinical trials;
•receipt and related terms of marketing approvals from applicable regulatory authorities;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•obtaining and maintaining third-party coverage and adequate reimbursement;
•maintaining a continued acceptable safety profile of the products following approval; and
•effectively competing with other therapies.
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
We initiated Phase 1 clinical development of our product candidates bavdegalutamide and ARV-471 in 2019 and a Phase 1 clinical trial for ARV-766 in 2021. All of our other product candidates are in preclinical development. The risk of failure for our product candidates is high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs.
Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. We may

Table of Content
experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•regulators or institutional review boards may require that we or our investigators suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements;
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;
•unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as the COVID-19 pandemic, in or around the countries in which we conduct our clinical trials, could delay the commencement or timing of completion of our clinical trials;
•the cost of clinical trials of our product candidates may be greater than we anticipate; and
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate.
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
•be delayed in obtaining marketing approval for our product candidates;
•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements; or
•have the product removed from the market after obtaining marketing approval.
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

Table of Content
Further, cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our current clinical trials for bavdegalutamide, ARV-471 and ARV-766 are in patients who have received prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to abandon or limit our further clinical development of those product candidates.
Other than our ongoing early clinical trials of bavdegalutamide, ARV-471 and ARV-766, we have not evaluated any product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that our PROTAC technology will not cause undesirable side effects.
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
The results of preclinical studies may not be predictive of the results of clinical trials, and the results of early-stage clinical trials may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our ongoing early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of the dose-escalation or expansion portions of our Phase 1/2 clinical trials of bavdegalutamide and ARV-471 and our Phase 1 clinical trial of ARV-766 may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our current or future clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

Table of Content
Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, the initial safety, tolerability, pharmacokinetic and efficacy data that we have disclosed in connection with our ongoing Phase 1/2 clinical trials of bavdegalutamide and ARV-471 may not be indicative of the full results of those trials obtained upon completion. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects.
If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we are conducting a Phase 1/2 clinical trial of bavdegalutamide for men with mCRPC, a Phase 1/2 clinical trial of ARV-471 for patients with locally advanced or metastatic ER positive / HER2 negative breast cancer, and a Phase 1 clinical trial of ARV-766 for men with mCRPC. We cannot predict how difficult it will be to enroll patients for trials in these indications. Therefore, our ability to identify and enroll eligible patients for bavdegalutamide, ARV-471 and ARV-766 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:
•the severity of the disease under investigation;
•the eligibility criteria for the trial in question;
•the perceived risks and benefits of the product candidates under study;
•the efforts to facilitate timely enrollment in clinical trials;
•the availability of competing therapies;
•the patient referral practices of physicians;
•the burden on patients due to inconvenient procedures;
•the ability to monitor patients adequately during and after treatment; and
•the proximity and availability of clinical trial sites for prospective patients.
In April 2020, we announced that, as a result of the COVID-19 pandemic, two trial sites for our ongoing Phase 1/2 clinical trial of bavdegalutamide had publicly announced pauses in patient enrollment for clinical trials, including our trials. In addition, one trial site for our ongoing Phase 1/2 clinical trial of ARV-471 had a pause in patient enrollment for clinical trials, including our trial. While the pauses at each of the trial sites have been lifted, we may nonetheless face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the outbreak. For example, we experienced a short delay in the enrollment for one cohort of our ARV-471 trial as a result of screening slowdowns attributable to COVID-19.

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

Table of Content
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
We are currently conducting clinical trials of bavdegalutamide and ARV-471, and intend to conduct other clinical trials for each of bavdegalutamide and ARV-471 and potentially other product candidates, in combination with other therapies. For example, in the fourth quarter of 2020, we initiated a Phase 1b cohort expansion with ARV-471 for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer for use in combination with palbociclib, a CDK4/6 inhibitor that is currently approved for the treatment of patients with breast cancer, and in the fourth quarter of 2021, we initiated a Phase 1b clinical trial of bavdegalutamide for the treatment of men with mCRPC in combination with abiraterone, a hormone therapy drug that is currently approved for the treatment of patients with prostate cancer. We did not develop or obtain marketing approval for, nor do we manufacture or sell, any of the currently approved drugs that we are or may study in combination with bavdegalutamide or ARV-471. If the FDA or similar regulatory authorities outside of the United States revoke their approval of the drug or drugs in combination with which we determine to develop ARV-471, we will not be able to market bavdegalutamide or ARV-471 in combination with such revoked drugs.
If safety or efficacy issues arise with any of these drugs, we could experience significant regulatory delays, and the FDA or similar regulatory authorities outside of the United States may require us to redesign or terminate the applicable clinical trials. If the drugs we use are replaced as the standard of care for the indications we choose for bavdegalutamide or ARV-471, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. In addition, if manufacturing or other issues result in a shortage of supply of the drugs with which we determine to combine with bavdegalutamide or ARV-471, we may not be able to complete clinical development of bavdegalutamide or ARV-471 on our current timeline or at all.
Even if bavdegalutamide or ARV-471 were to receive marketing approval or be commercialized for use in combination with other existing drugs, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the drug used in combination with bavdegalutamide or ARV-471 or that safety, efficacy, manufacturing or supply issues could arise with these existing drugs. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our other product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.
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

Table of Content
programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
•potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval or achieve market acceptance; or
•potential product candidates may not be effective in treating their targeted diseases.
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
We are aware of several biotechnology companies focused on developing chimeric small molecules for protein degradation including Accutar Biotechnology, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Kymera Therapeutics, Inc., Nurix Therapeutics, Inc. and Proteovant Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including AbbVie, Amgen Inc., AstraZeneca plc, Boehringer Ingelheim, Bristol Myers Squibb Company, GlaxoSmithKline plc, Genentech, Novartis International AG and Sanofi SA. Since 2020, some of these biotechnology and pharmaceutical companies have announced the initation of clinical trials for targeted protein degraders.
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

Table of Content
Risks Related to Dependence on Third Parties
If our collaboration with Pfizer is not successful, we may not be able to capitalize on the market potential of ARV-471.
In July 2021, we entered into a collaboration agreement with Pfizer, or the ARV-471 Collaboration Agreement, pursuant to which we granted Pfizer worldwide coexclusive rights to develop and commercialize products containing our proprietary compound ARV-471, or the Licensed Products. Although pursuant to the terms of the ARV-471 Collaboration Agreement, we and Pfizer will share equally (50/50) all development costs, including costs for conducting clinical trials, for the Licensed Products, subject to certain exceptions, our control over the amount and timing of resources that Pfizer dedicates to the development or commercialization of the Licensed Products is limited. Our ability to generate revenues from the ARV-471 Collaboration Agreement will depend, in part, on Pfizer’s ability to successfully perform the functions assigned to it in such agreement. We cannot predict the success of this collaboration with Pfizer, and we cannot guarantee that this collaboration will lead to development or commercialization of the Licensed Products in the most efficient manner or at all.
If this collaboration with Pfizer does not result in the successful development and commercialization of Licensed Products, or if Pfizer terminates the ARV-471 Collaboration Agreement, which it may do for convenience subject to certain notice periods, we may not receive any of the $1.4 billion in contingent payments based on specified regulatory and sales-based milestones for the Licensed Products under the ARV-471 Collaboration Agreement.
We currently depend, and expect to continue to depend, on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.
We currently have, and anticipate in the future seeking additional, third-party collaborators for the research, development, and commercialization of some of our PROTAC programs. For example, in September 2015 we entered into a research collaboration with Genentech, which we amended and restated in November 2017; in December 2017 we entered into a research collaboration with Pfizer; in July 2019 we entered into a research collaboration with Bayer; and in July 2021 we entered into a development and commercialization collaboration with Pfizer. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies and biotechnology companies. Any such arrangements with third parties will likely limit our control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.
Collaborations involving our research programs or any product candidates we may develop, including our collaborations with Pfizer, Genentech and Bayer, pose the following risks to us:
•Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, our collaboration with Genentech is managed by a joint research committee and joint project team, which is composed of representatives from us and Genentech, with Genentech having final decision-making authority. Similarly, our research collaborations with Pfizer and Bayer are managed by joint research committees composed of an equal number of representatives from us and our collaborative partner, with our collaborative partner having final decision-making authority.
•Collaborators may not pursue development and commercialization of any product candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition or business combination that diverts resources or creates competing priorities.
•Genentech, Pfizer and Bayer have broad rights to select any target for protein degradation development on an exclusive basis, even as to us, so long as not excluded by us under the terms

Table of Content
of each collaboration and may select targets we are considering but have not taken sufficient action to exclude under the collaboration.
•Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing.
•Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
•Collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products.
•Collaborators may not properly obtain, maintain, enforce, or defend our intellectual property or proprietary rights or may use our proprietary information in such a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, Pfizer, Genentech and Bayer have the first right to enforce or defend certain intellectual property rights under the applicable collaboration arrangement with respect to particular licensed programs, and although we may have the right to assume the enforcement and defense of such intellectual property rights if the collaborator does not, our ability to do so may be compromised by their actions.
•Disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.
•We may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control.
•Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of Genentech, Pfizer and Bayer can terminate its agreement with us in its entirety or with respect to a specific target for convenience subject to specified notice periods, in certain cases as short as 60 days, or in connection with a material breach of the agreement by us that remains uncured for a specified period of time.
•Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished, or terminated.
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

Table of Content
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
We rely and expect to continue to rely on third-party CROs to conduct our Phase 1/2 clinical trial for bavdegalutamide, our Phase 1/2 clinical trial for ARV-471, our Phase 1 clinical trial for ARV-766 and any other planned clinical trials and currently do not plan to independently conduct any clinical trials of bavdegalutamide, ARV-471 and ARV-766 or of our other product candidates. Agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.
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

Table of Content
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
We may be unable to establish agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory, compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
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

Table of Content
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
If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments, such as chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue from product sales and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy and potential advantages compared to alternative treatments;
•the prevalence and severity of any side effects, in particular compared to alternative treatments;
•our ability to offer our products for sale at competitive prices;
•the convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing, sales and distribution support;
•the availability of third-party coverage and adequate reimbursement;
•the timing of any marketing approval in relation to other product approvals;
•support from patient advocacy groups; and
•any restrictions on the use of our products together with other medications.
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

Table of Content
Factors that may inhibit our efforts to commercialize our products on our own include:
•our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
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

Table of Content
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates or products that we may develop;
•termination of clinical trials;
•withdrawal of marketing approval, recall, restriction on the approval or a “black box” warning or contraindication for an approved drug;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue;
•injury to our reputation and significant negative media attention;
•reduced resources of our management to pursue our business strategy; and
•the inability to commercialize any products that we may develop.
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

Table of Content
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
Our owned, co-owned and licensed patent estate includes patent applications, many of which are at an early stage of prosecution. Even if our owned, co-owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned, co-owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.
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

Table of Content
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
Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways and could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution, but the complexity and uncertainty of European patent laws has also increased in recent years. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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
Our product candidates could fail to receive marketing approval for many reasons, including the following:
•the FDA may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for its proposed indication;
•results of clinical trials may not meet the level of statistical significance required by the FDA for approval;
•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;
•data collected from clinical trials of our product candidates may not be sufficient to support the submission of a New Drug Application, or NDA, to the FDA or other submission or to obtain marketing approval in the United States;
•the FDA may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.
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

Table of Content
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

Table of Content
Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has been incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our

Table of Content
business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.
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

We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review designations in the United States, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

We may seek certain designations for one or more of our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective.

We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review

Table of Content
designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA, including the Fast Track designation we received in May 2019 for bavdegalutamide for mCRPC. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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
In addition, later discovery of previously unknown side effects or other problems with our products or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such products, manufacturers or manufacturing processes;
•restrictions and warnings on the labeling or marketing of a product;
•restrictions on product distribution or use;
•requirements to conduct post-marketing studies or clinical trials;
•warning letters or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;

Table of Content
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•damage to relationships with any potential collaborators;
•unfavorable press coverage and damage to our reputation;
•refusal to permit the import or export of our products;
•product seizure;
•injunctions or the imposition of civil or criminal penalties; or
•litigation involving patients using our products.
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

Similar restrictions apply to the approval of our products in the EU. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandator; and the marketing and promotion of authorized drugs, which are strictly regulated in the EU and are also subject to EU Member State laws.

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
Health care providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any drugs for which we obtain marketing approval. Our future arrangements with third-party payors, health care providers and physicians may expose us to broadly applicable state and federal fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. These include the following:
•Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, ordering, leasing, arranging for, or recommending the purchasing, ordering, or leasing of, any good or service for which payment may be made, in whole or in part, under a federal health care program such as Medicare or Medicaid;
•False Claims Act - the federal civil and criminal false claims laws, including the civil False Claims Act, and Civil Monetary Penalties Law, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, false or fraudulent claims for payment or knowingly making, using or causing to made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government;
•HIPAA - the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to

Table of Content
defraud any health care benefit program or making false statements relating to health care matters, and apply regardless of the payor (e.g., public or private);
•HIPAA and HITECH - HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which impose obligations on HIPAA covered entities and their business associates, including mandatory contractual terms and required implementation of administrative, physical and technical safeguards to maintain the privacy and security of individually identifiable health information;
•Transparency Requirements - the federal physician transparency requirements known as the Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires manufacturers of drugs, medical devices, biological and medical supplies covered by Medicare, Medicaid, or State Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members; and
•Analogous State, Local and Foreign Laws - analogous state, local and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader than similar federal laws, can apply to claims involving health care items or services regardless of payor, and are enforced by many different federal and state agencies as well as through private actions.
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
The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States. In addition, payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Table of Content
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

Table of Content
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
In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for prescription drugs purchased through a pharmacy by the elderly and disabled and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this statute provides authority for limiting the number of drugs that will be covered in any therapeutic class, subject to certain exceptions. Cost reduction initiatives and other provisions of this statute could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. In March 2010, then-President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Table of Content
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
We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.
The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our drug products, if and when approved.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

Table of Content
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

Table of Content
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
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical and FDA review process for bavdegalutamide, ARV-471, ARV-766 and any product candidate we develop, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.

Table of Content
Our future financial performance and our ability to advance development of and, if approved, commercialize bavdegalutamide, ARV-471, ARV-766 and any product candidate we develop will depend, in part, on our ability to effectively manage any future growth. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include:
•intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA or similar foreign regulatory authorities;
•healthcare fraud and abuse laws and regulations in the United States and abroad;
•violations of U.S. federal securities laws relating to trading in our common stock; and
•failures to reporting of financial information or data accurately.
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

Table of Content
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
Our stock price is volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
•the degree of success of competitive products or technologies;
•results of or developments in preclinical studies and clinical trials, of our product candidates or those of our competitors;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our product candidates or clinical development programs;
•the results of our efforts to discover, develop, acquire or in-license additional technologies or product candidates;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.
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
Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 27% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence or control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence or control the

Table of Content
election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:
•delay, defer or prevent a change in control;
•entrench our management and the board of directors; or
•impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.
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
Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
•provide for a classified board of directors such that only one of three classes of directors is elected each year;
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
•limit the manner in which stockholders can remove directors from our board of directors;
•provide for advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•limit who may call stockholder meetings;
•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our charter or bylaws.
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

Table of Content
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
We currently have on file with the SEC universal shelf registration statements on Form S-3 which allow us to offer and sell registered common stock, preferred stock, debt securities, depositary shares, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In October 2019, we entered into an Equity Distribution Agreement, or Distribution Agreement, with Piper Sandler & Co. (formerly Piper Jaffray & Co.), or Piper Sandler, pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $100.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at the market” offerings. We terminated the Distribution Agreement in August 2021. Through the date of the termination, we sold 2,593,637 shares of common stock in an at-the-market offering for aggregate net proceeds of $64.1 million.
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Company, or Piper Sandler, and Cantor Fitzgerald & Co., or Cantor, as agents, pursuant to which we may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more "at-the-market" offerings. During the year ended December 31, 2021, no shares were issued under this agreement.
Sales of substantial amounts of shares of our common stock or other securities by our stockholders under our universal shelf registration statement, including pursuant to our "at-the-market" offering program, or otherwise could also dilute our stockholders.
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

Table of Content
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

Table of Content
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We lease approximately 63,000 square feet of office and laboratory space in New Haven, Connecticut under leases that expire in December 2024. In May 2021, we entered into a lease for approximately 160,000 square feet of office and laboratory space to be occupied in 2024. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.
Item 3. Legal Proceedings.
We are not currently a party to any material legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

Table of Content
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “ARVN” since September 27, 2018 in connection with our initial public offering, or IPO. Prior to that time, there was no public market for our common stock.
Holders
As of February 23, 2022, there were approximately 67 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
Recent Sales of Unregistered Securities
Other than as set forth below, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during the year ended December 31, 2021.
In September 2021, in connection with the ARV-471 Collaboration Agreement with Pfizer, we sold 3,457,815 shares of common stock to Pfizer at a price of $101.22 per share, for an aggregate purchase price of $350 million. The shares were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, for a transaction by an issuer not involving any public offering within the meaning of Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.
Performance Graph
The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Nasdaq Composite Index and the Nasdaq Biotechnology Index from September 27, 2018 (the first date on which shares of our common stock were publicly traded) through the quarter ended December 31, 2021. The graph assumes an investment of $100 on September 27, 2018 in our common shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes that any dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance. The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing

Table of Content
under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
December 2021
Arvinas, Inc.
Nasdaq Composite Index
Nasdaq Biotechnology Index
600
500
400
300
200
100
0
09/27/2018
09/30/2018
12/31/2018
03/31/2019
06/30/2019
09/03/2019
12/31/2019
03/31/2020
06/30/2020
09/30/2020
12/31/2020
03/31/2021
06/30/2021
09/30/2021
12/31/2021

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside sources, so as to allow investors to better view our company from management's perspective. You should read the following discussion and analysis of financial condition and operating results together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in or implied by these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.
Overview
Our Business
We are a clinical-stage biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies to degrade disease-causing proteins. We use our PROTAC Discovery Engine, proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. Our small-molecule PROTAC technology has the potential to address a broad range of intracellular disease targets, including those representing up to the 80% of proteins that currently cannot be

Table of Content
addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in oncology (including immuno-oncology), neuroscience, and other therapeutic areas. Our three lead product candidates are bavdegalutamide, ARV-471, and ARV-766.
Bavdegalutamide
We are developing bavdegalutamide, an investigational orally bioavailable PROTAC protein degrader targeting the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. We initiated a Phase 1 clinical trial of bavdegalutamide designed to assess the safety, tolerability and pharmacokinetics of bavdegalutamide, which also includes measures of anti-tumor activity as secondary endpoints, including reduction in prostate specific antigen, or PSA, a well-recognized biomarker of prostate cancer progression. We received fast track designation for bavdegalutamide for mCRPC in May 2019. We have completed dose escalation in the Phase 1 clinical trial. In the fourth quarter of 2020, we initiated ARDENT, the Phase 2 single agent expansion portion of the bavdegalutamide clinical trial. In the fourth quarter of 2021, we initiated a Phase 1b clinical trial with bavdegalutamide in combination with abiraterone for the treatment of men with mCRPC. In the first half of 2022, we intend to initiate discussions with the U.S. Food and Drug Administration, or FDA, about the potential for an accelerated approval pathway with bavdegalutamide in molecularly defined mCRPC and finalize a partnership for a companion diagnostic. In the second half of 2022, we plan to initiate a pivotal trial for patients with AR T878/H875 tumor mutations. We anticipate that future studies will be planned to explore the potential to treat earlier-line patients with AR-dependent tumors who may benefit from bavdegalutamide therapy.
ARV-471
We are developing ARV-471, an investigational orally bioavailable PROTAC protein degrader targeting the estrogen receptor protein, or ER, for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We initiated a Phase 1 clinical trial of ARV-471 designed to assess the safety, tolerability and pharmacokinetics of ARV-471, which also includes measures of anti-tumor activity as secondary endpoints. In the fourth quarter of 2020, we initiated a Phase 1b cohort expansion of ARV-471 in combination with Ibrance® (palbociclib). We have completed dose escalation in the Phase 1 clinical trial. In the first quarter of 2021, we initiated VERITAC, the Phase 2 single agent expansion cohort of the ARV-471 clinical trial. In July 2021, we entered into a collaboration agreement with Pfizer, pursuant to which we granted Pfizer worldwide coexclusive rights to develop and commercialize ARV-471. In December 2021, we presented data from the dose escalation portion of the Phase 1/2 clinical trial at the San Antonio Breast Cancer Symposium. In the second half of 2022, we plan to present data from the VERITAC Phase 2 dose expansion (with patients dosed at 200 and 500 mg) and present safety data from the Phase 1b combination study with palbociclib. Additionally, in 2022, we plan to initiate a Phase 1b clinical trial with ARV-471 in combination with everolimus in patients with metastatic breast cancer, initiate a Phase 1b combination trial with cyclin-dependent kinase, or CDK, inhibitors or other targeted therapies, initiate a Phase 2 clinical trial in patients with early breast cancer in the neoadjuvant setting and initiate Phase 3 clinical trials in patients with metastatic breast cancer as a monotherapy and in combination.
ARV-766
We are developing ARV-766, an investigational orally bioavailable PROTAC protein degrader for the treatment of men with mCRPC. In preclinical studies, ARV-766 degraded all tested resistance-driving point mutations of AR, including L702H, a mutation associated with treatment with abiraterone and other AR-pathway therapies, which bavdegalutamide did not degrade in preclinical studies. In 2021, we initiated a Phase 1 clinical trial for ARV-766 designed to assess the safety, tolerability and pharmacokinetics of ARV-766, which also includes measures of anti-tumor activity as secondary endpoints, including reduction in PSA. In the second half of 2022, we plan to present Phase 1 dose escalation data and initiate a Phase 2 expansion trial for the treatment of men with mCRPC.

Bavdegalutamide, ARV-471 and ARV-766 have all demonstrated potent and selective protein degradation in our preclinical studies. We believe favorable clinical trial results in these initial oncology programs would provide validation of our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins regardless of therapeutic area.

Table of Content
Our Operations
As a result of the COVID-19 pandemic, many companies have experienced disruptions in their operations and in the markets they serve. We have instated some and may take additional precautionary measures intended to help ensure our employees' well-being and minimize business disruption. We temporarily shut down our laboratories in mid-March 2020 and initiated work with biology contract research organizations, or CROs, but have since reopened our laboratories. Our office-based employees are working in a hybrid fashion (partially remote and partially in-person). We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on our results of operations and financial position as of December 31, 2021. The full extent of the future impacts of COVID-19 on our operations remains uncertain. A prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance our preclinical pipeline.
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Through December 31, 2021, we raised approximately $1.3 billion in gross proceeds from the sale of equity instruments and the exercise of stock options, and had received an aggregate of $774.0 million in payments primarily from collaboration partners.
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

In addition, in connection with the execution of the ARV-471 Collaboration Agreement, in July 2021, we and Pfizer entered into a Stock Purchase Agreement, or Pfizer Stock Purchase Agreement, for the sale and issuance of 3,457,815 shares of our common stock, or the Shares, to Pfizer at a price of $101.22 per share, for an aggregate purchase price of $350 million, or the Pfizer Equity Transaction, which was consummated in September 2021. We have determined that the fair market value of the Pfizer Equity Transaction totaled $264.6 million and allocated the $85.4 million excess purchase price to the ARV-471 Collaboration Agreement. Pursuant to terms of the Pfizer Stock Purchase Agreement, Pfizer has agreed not to sell or transfer the Shares without our prior written approval for a specified time period, subject to specified exceptions.

We are a clinical-stage company. Bavdegalutamide and ARV-471 are each in Phase 1/2 clinical trials, ARV-766 is in a Phase 1 clinical trial, and our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses were $191.0 million, $119.3 million and $70.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $682.9 million.

Table of Content
Our total operating expenses were $242.0 million, $146.7 million, and $94.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. We anticipate that our expenses will increase substantially due to costs associated with our ongoing and anticipated clinical activities for bavdegalutamide, ARV-471, and ARV-766, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with CMOs to supply us with product for our preclinical and clinical studies and CROs for the synthesis of compounds in our pre-clinical development activities, as well as other associated costs including the management of our intellectual property portfolio.
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
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Our revenues to date have been generated through research collaboration and license agreements. Revenue is recognized ratably over our expected performance period under each agreement. We expect that any revenue for the next several years will be derived primarily from our current collaboration agreements and any additional collaborations that we may enter into in the future. To date, we have not received any sales-based milestone payments or royalties under any of the collaboration agreements.
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

Table of Content
Pfizer Research Collaboration Agreement
In December 2017, we entered into a Research Collaboration and License Agreement with Pfizer setting forth our collaboration to identify or optimize PROTAC targeted protein degraders that mediate for degradation of Targets using our proprietary platform technology that are identified in the agreement or subsequently selected by Pfizer, subject to certain exclusions. We refer to this agreement as the Pfizer Research Collaboration Agreement.
Under the Pfizer Research Collaboration Agreement, Pfizer has designated a number of initial Targets. For each identified Target, we and Pfizer will conduct a separate research program pursuant to a research plan. Pfizer may make substitutions for any of the initial Target candidates, subject to the stage of research for such Target.
In the year ended December 31, 2018, we received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of the technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. We are eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as mid- to high-single digit tiered royalties, which may be subject to reductions, on net sales of PROTAC targeted protein degrader-related products. In 2021 and 2020, we received payments totaling $1.2 million and $4.4 million, respectively, for additional targets and services.

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
Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront non-refundable payment of $17.5 million, plus an additional $1.5 million in research funding payments. Bayer is committed to fund an additional $10.5 million in research funding payments through 2022, of which $3.0 million was received in each of the years ended December 31, 2021 and 2020, subject to potential increases if our costs for research activities exceed the research funding payments allocated to a Target and certain conditions are met. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.
Pfizer ARV-471 Collaboration Agreement
In July 2021, we entered into the ARV-471 Collaboration Agreement with Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize the Licensed Products.

Table of Content
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
Unless earlier terminated in accordance with its terms, the ARV-471 Collaboration Agreement will expire on a Licensed Product-by-Licensed Product and country-by-country basis when such Licensed Products are no longer commercialized or developed for commercialization in such country. Pfizer may terminate the ARV-471 Collaboration Agreement for convenience in its entirety or on a region-by-region basis subject to certain notice periods. Either party may terminate the ARV-471 Collaboration Agreement for the other party’s uncured material breach or insolvency. Subject to applicable terms of the ARV-471 Collaboration Agreement, including certain payments to Pfizer upon termination for our uncured material breach, effective upon termination of the ARV-471 Collaboration Agreement, we are entitled to retain specified licenses to be able to continue to exploit the Licensed Products.
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
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:
•salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•expenses incurred under agreements with third parties, including contract research organizations and other third parties that conduct research and preclinical activities on our behalf as well as third parties that manufacture our product candidates for use in our preclinical studies and clinical trials;
•costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
•the costs of laboratory supplies and developing preclinical studies and clinical trial materials;
•facility-related expenses, which include direct depreciation costs of equipment and allocated expenses for rent and maintenance of facilities and other operating costs; and
•third-party licensing fees.
We expense research and development costs as incurred.

Table of Content
We typically use our employee and infrastructure resources across our development programs, and as such, do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for our AR program, which includes bavdegalutamide and ARV-766, ER program, which includes ARV-471, and all other platform and exploratory research and development costs:

	Years Ended December 31,
(dollars in millions)	2021	2020	2019
AR program development costs	$41.8	$24.4	$12.1
ER program development costs	30.9	17.5	6.2
Other research and development costs	107.7	66.5	48.9
Total research and development costs	$180.4	$108.4	$67.2
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we conduct clinical trials for bavdegalutamide, ARV-471 and ARV-766, including our ongoing Phase 1/2 clinical trials for bavdegalutamide and ARV-471 and our ongoing Phase 1 clinical trial for ARV-766, and continue to discover and develop additional product candidates. Research and development expenses related to ARV-471 are shared equally with Pfizer from July 22, 2021, the effective date of the ARV-471 Collaboration Agreement. The ER program development costs in the table above reflect the cost sharing with Pfizer.
We cannot reasonably estimate or determine with certainty the duration and costs of future clinical trials of bavdegalutamide, ARV-471 and ARV-766 or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•successful completion of preclinical studies;
•successful initiation of clinical trials;
•successful patient enrollment in and completion of clinical trials;
•receipt and related terms of marketing approvals from applicable regulatory authorities;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•obtaining and maintaining third-party coverage and adequate reimbursement;
•maintaining a continued acceptable safety profile of the products following approval; and
•effectively competing with other therapies.
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

Table of Content
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
Interest Income (Expense)
Interest income consists of interest earned on our cash, cash equivalents, restricted cash and marketable securities. Interest income decreased in 2021 as compared to 2020 primarily due to lower interest rates, partially offset by a larger marketable securities balance. Interest expense consists primarily of interest paid or accrued on our outstanding debt with the State of Connecticut.
Income Taxes
Since our inception in 2013, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our federal or state earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal net operating loss carryforwards of $373.6 million, which begin to expire in 2033, state and local net operating loss carryforwards of $346.9 million, and federal and state research and development tax credit carryforwards of $15.2 million and $4.5 million, respectively, which begin to expire in 2033 and 2036, respectively.
As of December 31, 2021, we had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes. Net operating loss carryforwards are generated from the C-corporation subsidiaries’ filings. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.
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

Table of Content
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
For the years ended December 31, 2021, 2020 and 2019, the transaction price allocated to the combined performance obligation identified under the individual research collaboration and license agreements was recognized as revenue on either a straight-line basis over the estimated performance period under the arrangement or over the estimated performance period based on our best estimate of costs to be incurred. Straight-line basis was considered the best measure of progress for certain agreements in which control of the combined obligation transfers to the customers, due to the contract containing license rights to technology, research and development services, and joint committee participation, which in totality are expected to occur ratably over the performance period.
Our contracts may also call for certain sales-based milestone and royalty payments upon successful commercialization of a target. In accordance with ASC 606-10-55-65, we recognize revenues from sales-based milestone and royalty payments at the later of (i) the occurrence of the subsequent sale, or (ii) the performance obligation to which some or all of the sales-based milestone or royalty payments has been allocated has been satisfied (or partially satisfied). We anticipate recognizing these milestone and royalty payments if and when subsequent sales are generated by the customer from the use of the technology. To date, no revenue from these sales-based milestone and royalty payments has been recognized for any periods.
Amounts received prior to satisfying the above revenue recognition criteria are recorded as contract liabilities in our accompanying consolidated balance sheets.
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

Table of Content
accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:
•vendors in connection with clinical development activities; and
•CROs and investigative sites in connection with pre-clinical, non-clinical, and human clinical trials
We base the expense recorded related to external research and development on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs and CROs that supply, conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment streams. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.
New Accounting Pronouncements
For information on new accounting standards, see Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Results of Operations
Comparison of Years Ended December 31, 2021 and 2020

	Years Ended December 31,
(dollars in millions)	2021	2020	$ change
Revenue	$46.7	$21.8	$24.9
Research and Development expenses	180.4	108.4	72.0
General and administrative expenses	61.6	38.3	23.3
Other Income	4.3	5.6	(1.3)
Net loss	$(191.0)	$(119.3)	$(71.7)

Revenue

Revenues for the year ended December 31, 2021 were $46.7 million, compared with $21.8 million for the year ended December 31, 2020. The increase of $24.9 million was primarily due to $25.6 million of revenue from the ARV-471 Collaboration Agreement entered into during the third quarter of 2021, partially offset by a net decrease in revenue due to a collaborator adding new targets that extends the period of revenue recognition for that collaboration agreement.
Research and Development Expenses

Research and development expenses for the year ended December 31, 2021 were $180.4 million, compared with $108.4 million for the year ended December 31, 2020. This increase of $72.0 million was primarily due to investments in our platform and exploratory programs of $41.2 million and increases in expenses related to our AR and ER programs of $17.4 million and $13.4 million, respectively. The increase in spending over all of our programs was primarily due to increased personnel and personnel costs utilized across all of our programs of $30.2 million, including $16.1 million related to stock compensation expense. Clinical trial costs and related drug manufacturing costs increased by $35.9 million as we expanded our AR and ER programs into additional clinical trials. ER program costs were offset by $13.4 million of cost sharing billings to Pfizer in accordance with our ARV-471 Collaboration Agreement. Direct expenses related to our platform and

Table of Content
exploratory targets increased by $18.9 million as we expanded the number of protein targets in the exploratory and lead optimization phases as well as more investments in our platform discovery efforts.
General and Administrative Expenses

General and administrative expenses were $61.6 million for the year ended December 31, 2021, compared with $38.3 million for the year ended December 31, 2020. This increase of $23.3 million was primarily due to an increase of personnel and facility related costs of $19.2 million, including $10.3 million related to stock compensation expense, and insurance, taxes and professional fees of $4.2 million.
Other Income

Other income was $4.3 million for the year ended December 31, 2021, compared with $5.6 million for the year ended December 31, 2020. This decrease of $1.3 million was primarily due to lower interest income of $1.7 million from marketable security investments as compared to the prior year period, and a year-over-year change in realized losses of $0.6 million, partially offset by forgiveness of debt of $1.0 million equal to 50% of the then outstanding loan balance, related to the State of Connecticut loan, upon our satisfaction of certain jobs criteria.
Results of Operations — Years Ended December 31, 2020 and 2019
Discussion and analysis of the year ended December 31, 2020 compared to the year ended December 31, 2019 is included under the heading "Comparison of Years Ended December 31, 2020 and 2019" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2020 Annual Report on Form 10-K as filed with the SEC on March 1, 2021 and incorporated by reference into this Annual Report on Form 10-K.
Liquidity and Capital Resources
Sources of Liquidity
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding, and loans from the State of Connecticut. Through December 31, 2021, we had received an aggregate of $774.0 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut, and raised approximately $1.3 billion in gross proceeds from the sale of equity interests and the exercise of stock options, including:
• October 2018: completion of our IPO, in which we issued and sold an aggregate of 7,700,482 shares of common stock for aggregate gross proceeds of $123.2 million before fees and expenses;
•July 2019: sale of 1,346,313 shares of common stock to Bayer AG for aggregate gross proceeds of $32.5 million;
•November 2019: completion of a follow-on offering in which we issued 5,227,273 shares of common stock for aggregate gross proceeds of $115.0 million before fees and expenses;
•September - December 2020: sale of 2,593,637 shares of common stock in an “at-the-market offering” for aggregate gross proceeds of $65.6 million before fees and expenses;
•December 2020: completion of a follow-on offering in which we issued 6,571,428 shares of common stock for aggregate gross proceeds of $460.0 million before fees and expenses; and
•September 2021: issuance of 3,457,815 share of common stock to Pfizer for aggregate gross proceeds of $350 million.
In May 2021, we entered into a lease for approximately 160,000 square feet of laboratory and office space to be occupied in 2024. In connection with the signing of the lease, and at our election to increase the landlord’s contribution to the tenant’s improvement allowance, we issued a letter of credit for $4.5 million,

Table of Content
collateralized by a certificate of deposit in the same amount. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year lease term.
In July 2021, we entered into the ARV-471 Collaboration Agreement with Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize the Licensed Products. Under the ARV-471 Collaboration Agreement, Pfizer made an upfront, nonrefundable payment of $650 million.
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., as agents, pursuant to which we may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at-the-market" offerings. During the year ended December 31, 2021, no shares were issued under this agreement.
Cash Flows
Our cash, cash equivalents, restricted cash and marketable securities totaled $1.5 billion and $688.5 million as of December 31, 2021 and 2020, respectively. We had an outstanding loan balance of $1.0 million and $2.0 million as of December 31, 2021 and 2020, respectively.
The following table summarizes our sources and uses of cash for the period presented:

	Years Ended December 31,
(dollars in millions)	2021	2020	2019
Net cash provided by (used in) operating activities	$559.4	$(89.7)	$(40.6)
Net cash (used in) provided by investing activities	(1,313.6)	164.3	(93.1)
Net cash provided by financing activities	278.6	504.6	139.7
Net (decrease) increase in cash, cash equivalents and restricted cash	$(475.6)	$579.2	$6.0
Operating Activities

Net cash provided by operating activities for the year ended December 31, 2021 totaled $559.4 million, primarily due to an increase in deferred revenue of $695.5 million driven largely by the ARV-471 Collaboration Agreement with Pfizer, a net increase in accrued expenses and accounts payable of $27.9 million, and non-cash charges of $72.1 million, partially offset by our net loss of $191.0 million, an increase in accounts receivable of $14.0 million related primarily to the ARV-471 Collaboration Agreement, prepaid expenses related in part to clinical trials and drug manufacturing contracts of $13.6 million, and the payment to obtain a contract of $12.9 million related to the ARV-471 Collaboration Agreement. Non-cash charges were primarily stock compensation expense of $57.1 million, net accretion of bond discounts/premiums of $9.4 million and depreciation and amortization of $4.8 million.
Net cash used in operating activities for the year ended December 31, 2020 totaled $89.7 million, resulting from our net loss of $119.3 million and a decrease in deferred revenue of $13.3 million, partially offset by non-cash expenses of $35.6 million and an increase in accounts payable and accrued expenses of $12.8 million. Non-cash expenses included $30.2 million of stock compensation expense. The decrease in deferred revenue is primarily due to $21.8 million of revenue recognized, partially offset by $8.5 million in payments received and an accounts receivable from collaboration partners.
Net cash used in operating activities for the year ended December 31, 2019 totaled $40.6 million, resulting from our net loss of $70.3 million and an increase in other receivables of $4.0 million, partially offset by non-cash expenses of $22.5 million and an increase in accounts payable and accrued expenses of $5.2 million and deferred revenue of $4.9 million. The increase in deferred revenue is primarily due to $23.1 million in payments received from collaboration partners, partially offset by $18.3 million of revenue recognized.

Table of Content
Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 totaled $1.3 billion, attributable to purchases of marketable securities in excess of the maturities of marketable securities of $1.3 billion due in part to funds received as part of the ARV-471 Collaboration Agreement and purchases of property and equipment of $4.7 million, partially offset by sales of marketable securities of $7.2 million.
Net cash provided by investing activities for the year ended December 31, 2020 totaled $164.3 million, attributable to the net maturities and sales of marketable securities in excess of purchases of $170.7 million, offset by the purchases of property and equipment of $6.4 million.
Net cash used in investing activities for the year ended December 31, 2019 totaled $93.1 million, attributable to the net investment of excess cash of $86.8 million and the purchases of property and equipment of $6.3 million.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 totaled $278.6 million, attributable to the proceeds from the issuance of shares of our common stock to Pfizer of $260.0 million (after allocation of a portion of the proceeds to deferred revenue), net of expenses, and proceeds from the exercise of stock options of $18.6 million.
Net cash provided by financing activities for the year ended December 31, 2020 totaled $504.6 million, primarily attributable to the proceeds from sales of our common stock from our public offering and at-the-market offering of $496.3 million, net of combined underwriter discounts from the public offering and offering costs of $29.3 million and the proceeds from the exercise of stock options of $8.3 million.
Net cash provided by financing activities for the year ended December 31, 2019 totaled $139.7 million, primarily attributable to the proceeds from the sales of our common stock, net of underwriter discounts and offering costs, of $137.1 million and the proceeds from the exercise of stock options of $2.8 million. We also made $0.2 million in debt payments.
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
Specifically, we anticipate that our expenses will increase substantially if and as we:
•continue a Phase 1/2 clinical trial of our product candidate bavdegalutamide and a Phase 1b clinical trial of bavdegalutamide in combination with abiraterone for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC, and initiate one or more additional Phase 1b clinical expansions of bavdegalutamide in combination with standard of care agents, in men with mCRPC;
•continue a Phase 1/2 clinical trial of our product candidate ARV-471 and a Phase 1b clinical trial of ARV-471 in combination with palbociclib, and initiate an additional Phase 1b cohort expansion in combination with a standard of care agent, each in patients with locally advanced or metastatic ER positive / HER2 negative breast cancer and initiate a window of opportunity study in early breast cancer;
•continue a Phase 1 clinical trial of our product candidate ARV-766 in men with mCRPC, and initiate a planned Phase 2 cohort expansion trial in 2022;
•apply our PROTAC Discovery Engine to advance additional product candidates into preclinical and clinical development;
•expand the capabilities of our PROTAC Discovery Engine;
•seek marketing approvals for any product candidates that successfully complete clinical trials;

Table of Content
•ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•expand, maintain and protect our intellectual property portfolio;
•hire additional development, including clinical and regulatory, and scientific personnel; and
•add operational, financial and management information systems and personnel to support our research, product development and future commercialization efforts and support our operations as a public company.
We had cash, cash equivalents, restricted cash and marketable securities of approximately $1.5 billion as of December 31, 2021. We believe that our cash, cash equivalents, restricted cash and marketable securities as of December 31, 2021 will enable us to fund our planned operating expenses and capital expenditure requirements multiple additional years beyond 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our ongoing clinical trials for bavdegalutamide, ARV-471 and ARV-766 and any future clinical development of bavdegalutamide, ARV-471 and ARV-766;
•the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurodegenerative research programs;
•the success of our collaborations with Pfizer, Genentech and Bayer;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•our ability to establish additional collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our product candidates.
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

Table of Content
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
In June 2018, we entered into an additional Assistance Agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. Under the terms of the 2018 Assistance Agreement, we were entitled to borrow from the State of Connecticut a maximum of $2.0 million, provided that the funding did not exceed more than 50% of the total costs of the expansion and renovation. Borrowings under the 2018 Assistance Agreement bear an interest rate of 3.25% per annum and interest payments are required for the first 60 months from the funding date. Interest expense related to the 2018 Assistance Agreement is expected to be $0.1 million annually for the first five years. Thereafter, the loan begins to fully amortize through month 120, maturing in June 2028. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through June 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received.
We borrowed the full $2.0 million under the 2018 Assistance Agreement in September 2018. Up to $1.0 million of the funding can be forgiven if we meet certain employment conditions, which were met in April 2021 and we were granted loan forgiveness of $1.0 million from the State of Connecticut. At December 31, 2021, $1.0 million remains outstanding under the 2018 Assistance Agreement.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, restricted cash and marketable securities. Interest income earned on these assets totaled $1.9 million in 2021. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At December 31, 2021, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk. Our outstanding debt was $1.0 million as of December 31, 2021 and carries a fixed interest rate of 3.25% per annum.
Item 8. Financial Statements and Supplementary Data.
Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-25 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,”

Table of Content
as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2021, included below.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are

Table of Content
continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Arvinas, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Arvinas, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

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
/s/ Deloitte & Touche LLP
Hartford, Connecticut
February 28, 2022

Table of Content
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspection
Not Applicable.

Table of Content
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
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
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

Table of Content
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(1)Financial Statements - The following financial statements are filed as part of this Annual Report on Form 10-K:
(2)Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(3)Index to Exhibits
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

Table of Content

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

Table of Content

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

Table of Content

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

10.34
Fifth Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated January 4, 2021 (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 1, 2021).

10.35
Second Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated January 4, 2021 (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 1, 2021).

10.36
Lease between 101 College Street, LLC and Arvinas Operations, Inc., dated May 4, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36874) filed with the SEC on August 5, 2021).

10.37†
Collaboration Agreement, dated July 21, 2021, by and between Arvinas, Inc., Arvinas Operations, Inc., Arvinas Estrogen Receptor, Inc. and Pfizer, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on July 22, 2021)

10.38
Stock Purchase Agreement, dated July 21, 2021, by and between Arvinas, Inc. and Pfizer, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on July 22, 2021).

10.39†
Investor Agreement, dated July 21, 2021, by and between Arvinas, Inc. and Pfizer, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on July 22, 2021).

10.40
Equity Distribution Agreement, dated August 6, 2021, by and among Arvinas, Inc., Piper Sandler & Co. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on August 6, 2021).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited Financial Statements of Oerth Bio, LLC, as of December 31, 2020.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Table of Content

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
*    Filed herewith.
**    Furnished herewith.
†    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+    Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINAS, INC.

Date: February 28, 2022	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Houston, Ph.D.	President, Chief Executive Officer and Director	February 28, 2022
John Houston, Ph.D.	(principal executive officer)

/s/ Sean Cassidy	Chief Financial Officer	February 28, 2022
Sean Cassidy	(principal financial and accounting officer)

/s/ Timothy Shannon, M.D.	Chairman of the Board of Directors	February 28, 2022
Timothy Shannon, M.D.

/s/ Linda Bain	Director	February 28, 2022
Linda Bain

/s/ Wendy Dixon, Ph.D.	Director	February 28, 2022
Wendy Dixon, Ph.D.

/s/ Edward Kennedy, Jr.	Director	February 28, 2022
Edward Kennedy, Jr.

/s/ Bradley Margus	Director	February 28, 2022
Bradley Margus

/s/ Briggs Morrison, M.D.	Director	February 28, 2022
Briggs Morrison, M.D.

/s/ Leslie Norwalk, Esq.	Director	February 28, 2022
Leslie Norwalk, Esq.

/s/ Liam Ratcliffe, M.D., Ph.D.	Director	February 28, 2022
Liam Ratcliffe, M.D., Ph.D.

/s/ Laurie Smaldone Alsup, M.D.	Director	February 28, 2022
Laurie Smaldone Alsup, M.D.

Table of Content

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Arvinas, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arvinas, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Prepaid and Accrued Research and Development - Refer to Note 2 in the Consolidated Financial Statements

Critical Audit Matter Description

The Company has entered into various contracts with third parties to perform research and development, including clinical research and contract manufacturing. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company makes estimates of the costs incurred by third parties during the period and the outstanding obligations to those third parties as of period-end. Estimates of costs incurred during the period that are included in period-end prepaid or accrued expense balances are based on a number of factors, including the Company’s knowledge of the research and development programs and clinical manufacturing activities associated with project status and milestones, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made by the Company in determining the costs incurred during the period that are included in prepaid or accrued expense balances at the end of each reporting period.

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

Table of Content
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

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to the management’s estimation of costs incurred included the following, among others:

•Testing the effectiveness of controls over the accounting for prepaid and accrued research and development expenses, including the Company’s assessment and estimation of the costs incurred for significant research and development activities performed by third parties

•On a sample basis, we tested the accrued and prepaid expense balances by:

◦inspecting related contracts and agreeing key provisions of the contracts to the Company’s analysis of estimated expenses incurred to date;

◦inspecting correspondences from the third-party vendors to the Company, including status reports, and comparing such information to the amounts used in the Company’s estimates;

◦meeting with clinical and manufacturing operational personnel within the Company to understand the status of significant research and development activities for a sample of project activities, and comparing such information to the amounts used in the Company’s estimates;

◦comparing the estimated accrual balance as of December 31, 2021, to the invoices received after year-end to evaluate the Company’s ability to estimate the accrual.

Accounting Considerations for ARV 471 Revenue Agreement – Refer to Notes 2 and 3 in the consolidated financial statements

Critical Audit Matter Description

The Company recognizes revenue on license and collaboration agreements as they fulfill their performance obligations and transfer control of goods and services to the customer. During 2021, the Company entered into a new license and collaboration agreement with Pfizer (the “ARV-471 Collaboration Agreement”), which resulted in management applying judgment in determining the appropriate accounting for the agreement including: determining whether the license and collaboration agreement and the stock purchase agreement signed around the same time were part of a combined contract; identifying the performance obligations in the license and collaboration agreement and whether they should be accounted for as combined or separate performance obligations; and determining total transaction price allocated to the license and collaboration agreement which included the excess of the purchase price under the stock purchase agreement over the fair value of common stock. The Company recorded total collaboration revenue of $25.6 million pertaining to the ARV-471 Collaboration Agreement in 2021.

Auditing the Company’s accounting conclusions pertaining to the new agreement required an increased extent of effort and a high degree of auditor judgment, including the need to involve individuals with accounting expertise in revenue recognition accounting, due to the potential for judgments involved in evaluating the terms of the agreement.

How the Critical Audit Matter Was Addressed in the Audit:

Our principal audit procedures related to the Company’s accounting for the agreement included the following:

•Tested the effectiveness of controls over the Company’s processes for assessing the accounting treatment of the new agreement.

•We tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations within the arrangement.

Table of Content
•We tested and evaluated, among other things, the performance obligations identified, the estimates and assumptions used to determine transaction price, and the allocation of additional transaction price to the license and collaboration agreement.

•We tested management’s calculation of the fair value of the common stock issued under the stock purchase agreement including utilizing internal fair value specialists to assist in developing an independent estimate as to the discount for lack of marketability due to the contractual restrictions on sale for a period of time and comparing to management’s estimate.

•We tested the mathematical accuracy of management’s calculations of revenue, including testing the inputs into the calculation of progress utilized in the calculation.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
February 28, 2022
We have served as the Company's auditor since 2016.

Table of Content
ARVINAS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(dollars and shares in millions)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$108.3	$588.4
Restricted cash	4.5	—
Marketable securities	1,394.3	100.2
Accounts receivable	15.0	1.0
Other receivables	10.7	7.4
Prepaid expenses and other current assets	19.7	6.1
Total current assets	1,552.5	703.1
Property, equipment and leasehold improvements, net	12.7	12.3
Operating lease right of use assets	3.9	2.0
Collaboration contract asset and other assets	12.5	—
Total assets	$1,581.6	$717.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$31.3	$7.1
Accrued expenses	23.1	18.9
Deferred revenue	206.2	22.2
Current portion of operating lease liability	1.1	1.0
Total current liabilities	261.7	49.2
Deferred revenue	534.3	22.9
Long term debt	1.0	2.0
Operating lease liability	2.9	1.1
Total liabilities	799.9	75.2
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 53.0 and 48.5 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Accumulated deficit	(682.9)	(491.9)
Additional paid-in capital	1,469.2	1,133.5
Accumulated other comprehensive (loss) income	(4.6)	0.6
Total stockholders' equity	781.7	642.2
Total liabilities and stockholders' equity	$1,581.6	$717.4
See accompanying notes

Table of Content
ARVINAS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

(dollars and shares in millions, except per share amounts)	Year Ended December 31,
Consolidated Statements of Operations	2021	2020	2019
Revenue	$46.7	$21.8	$43.0
Operating expenses:
Research and development	180.4	108.4	67.2
General and administrative	61.6	38.3	27.3
Total operating expenses	242.0	146.7	94.5
Loss from operations	(195.3)	(124.9)	(51.5)
Other income (expense)
Other income, net	2.5	2.1	1.4
Interest income	1.9	3.6	4.6
Interest expense	(0.1)	(0.1)	(0.1)
Total other income	4.3	5.6	5.9
Loss from equity method investment	—	—	(24.7)
Net loss	$(191.0)	$(119.3)	$(70.3)
Net loss per common share - basic and diluted	$(3.82)	$(3.02)	$(2.13)
Weighted average common shares outstanding - basic and diluted	50.0	39.5	32.9

(dollars in millions)	Year Ended December 31,
Consolidated Statements of Comprehensive Loss	2021	2020	2019
Net loss	$(191.0)	$(119.3)	$(70.3)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(5.2)	0.5	0.3
Comprehensive loss	$(196.2)	$(118.8)	$(70.0)
See accompanying notes

Table of Content
ARVINAS, INC AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars and shares in millions)	Shares	Amount
Balance at December 31, 2018	31.2	$—	$(302.3)	$439.1	$(0.2)	$136.6
Stock-based compensation	—	—	—	20.1	—	20.1
Issuances of common stock, net of underwriters' discounts and issuance costs of $7.5 million	6.6	—	—	137.1	—	137.1
Net loss	—	—	(70.3)	—	—	(70.3)
Restricted stock vesting	0.5	—	—	—	—	—
Proceeds from exercise of stock options	0.2	—	—	2.8	—	2.8
Unrealized gain on available-for -sale securities	—	—	—	—	0.3	0.3
Balance at December 31, 2019	38.5	—	(372.6)	599.1	0.1	226.6
Issuances of common stock, net of underwriters' discounts and issuance costs of $28.1 million	6.6	—	—	431.9	—	431.9
Stock-based compensation	—	—	—	30.2	—	30.2
Net loss	—	—	(119.3)	—	—	(119.3)
Restricted stock vesting	0.4	—	—	—	—	—
Proceeds from exercise of stock options	0.5	—	—	8.2	—	8.2
Common stock issued in at-the- market offering, net of offering costs of $1.6 million	2.5	—	—	64.1	—	64.1
Unrealized gain on available-for-sale securities	—	—	—	—	0.5	0.5
Balance at December 31, 2020	48.5	—	(491.9)	1,133.5	0.6	642.2
Stock-based compensation	—	—	—	57.1	—	57.1
Net loss	—	—	(191.0)	—	—	(191.0)
Restricted stock vesting	0.2	—	—	—	—	—
Proceeds from exercise of stock options	0.8	—	—	18.7	—	18.7
Common stock issued, net of issuance costs of $4.6 million	3.5	—	—	259.9	—	259.9
Unrealized loss on available-for-sale securities	—	—	—	—	(5.2)	(5.2)
Balance at December 31, 2021	53.0	$—	$(682.9)	$1,469.2	$(4.6)	$781.7
See accompanying notes

Table of Content
ARVINAS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(dollars in millions)	2021	2020	2019
Cash flows from operating activities:
Net loss	$(191.0)	$(119.3)	$(70.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4.8	3.2	1.6
Net accretion of bond discounts/premiums	9.4	1.7	0.2
Forgiveness of debt income	(1.0)	—	—
Loss (gain) on sale of marketable securities	0.2	(0.4)	—
Amortization of right to use assets	1.2	0.9	0.7
Amortization of collaboration contract asset	0.4	—	—
Stock-based compensation	57.1	30.2	20.1
Changes in operating assets and liabilities:
Accounts receivable	(14.0)	(1.0)	2.8
Other receivables	(3.3)	(1.2)	(4.0)
Prepaid expenses and other current assets	(13.6)	(2.4)	(1.1)
Collaboration contract asset	(12.9)	—	—
Accounts payable	23.7	2.0	1.5
Accrued expenses	4.2	10.8	3.6
Operating lease liabilities	(1.3)	(0.9)	(0.6)
Deferred revenue	695.5	(13.3)	4.9
Net cash provided by (used in) operating activities	559.4	(89.7)	(40.6)
Cash flows from investing activities:
Purchase of marketable securities	(1,744.6)	(41.2)	(256.5)
Maturities of marketable securities	428.5	174.1	169.7
Sale of marketable securities	7.2	37.8	—
Purchase of property, equipment and leasehold improvements	(4.7)	(6.4)	(6.3)
Net cash (used in) provided by investing activities	(1,313.6)	164.3	(93.1)
Cash flows from financing activities:
Repayments of long-term debt	—	—	(0.2)
Proceeds from issuance of common stock	264.6	460.0	137.7
Payment of common stock offering costs	(4.6)	(27.7)	(0.6)
Proceeds from sale of common stock in at-the-market offering	—	65.6	—
Payment of common stock offering costs for at-the-market offering	—	(1.6)	—
Proceeds from exercise of stock options	18.6	8.3	2.8
Net cash provided by financing activities	278.6	504.6	139.7
Net (decrease) increase in cash, cash equivalents and restricted cash	(475.6)	579.2	6.0
Cash, cash equivalents and restricted cash, beginning of the period	588.4	9.2	3.2
Cash, cash equivalents and restricted cash, end of the period	$112.8	$588.4	$9.2
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$0.5	$0.5	$0.2
Cash paid for interest	$0.1	$0.1	$0.1
See accompanying notes

Table of Content
ARVINAS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Nature of Business and Basis of Presentation
Nature of Business
Arvinas, Inc. is a clinical-stage biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases throughout the discovery, development and commercialization of therapies to degrade disease-causing proteins. Arvinas, Inc. has four wholly owned subsidiaries; Arvinas Operations, Inc. formed in 2013, Arvinas Androgen Receptor, Inc. formed in 2015, Arvinas Estrogen Receptor, Inc. formed in 2016, and Arvinas Winchester, Inc. formed in 2018 (collectively, the "Company").
Basis of Presentation
The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of Arvinas, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated upon consolidation. The accounting policies used to prepare the Company's consolidated financial statements are the same as those used to prepare the consolidated financial statements in prior years, except for the adoption of new standards as outlined below.
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the financial statements and notes. While management believes that estimates and assumptions used in the preparation of the consolidated financial statements and notes are appropriate, actual results could differ from those estimates. The most significant estimates are those used in the determination of the Company’s revenue recognition, research and development expenses, and fair value of its investment in a joint venture, Oerth Bio LLC ("Oerth").
Concentration of Credit Risk and Other Risks and Uncertainties
The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, and protection of proprietary technology. If the Company does not successfully obtain regulatory approval, it will be unable to generate revenue from product sales or achieve profitability.
To date, the Company has not generated any revenue from product sales and has financed its operations primarily through sales of equity interests, proceeds from collaborations, grant funding and debt financing. Through December 31, 2021, the Company raised approximately $1.3 billion in gross proceeds from the sale of equity instruments and the exercise of stock options, and had received an aggregate of $774.0 million in payments primarily from collaboration partners. The Company had cash, cash equivalents, restricted cash and marketable securities of approximately $1.5 billion as of December 31, 2021.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments, primarily money market accounts, with original maturities of three months or less at time of purchase. The carrying amounts reported in the consolidated balance sheets represent the fair values of cash and cash equivalents.

Table of Content
Restricted Cash
Restricted cash represents a letter of credit collateralized by a certificate of deposit in the same amount as required under the terms of the Company's laboratory and office space lease entered into in May 2021.
Concentration of Credit Risk
The Company maintains its cash in financial institution accounts that may at times exceed federally insured limits. The cash balances in the financial institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Cash may also be maintained at commercial institutions that are not insured by the FDIC.
For the years ended December 31, 2021 and 2020, 100% of the Company’s revenue was attributable to three collaborators representing 68%, 17% and 15% in 2021, and 37%, 32% and 31% in 2020. For each of the years ended December 31, 2021 and 2020, one collaborator accounted for the entire accounts receivable balance. For the year ended December 31, 2019, 57% of the Company’s revenue was attributable to a license contributed to Oerth, and two collaborators represented 19% and 16% of total revenue.
Marketable Securities
The Company's marketable securities are classified as available-for-sale securities and are carried at their fair value based on the quoted market prices of the securities, with unrealized gains and losses reported as accumulated other comprehensive income (loss), a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in other income in the period earned or incurred.
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
Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets when indications of potential impairments are present. The Company adjusts the carrying value of the long-lived assets if the sum of undiscounted expected future cash flows is less than the carrying value. No such impairments were recorded during 2021, 2020 or 2019.
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in assessing performance and allocating resources. The Company, through its Chief Executive Officer in his role as chief operating decision maker, views Company operations and manages the business as one operating segment. All of the Company’s tangible assets are held in the United States and all of the Company’s revenue has been generated in the United States.
Revenue Recognition and Deferred Revenue
Revenues from Contracts
The Company recognizes revenue under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. The Company’s revenue is generated through research collaboration and license agreements with pharmaceutical partners. The terms of these agreements contain multiple goods and services which may include (i) licenses, (ii) research and development activities, and (iii) participation in joint

Table of Content
research and development steering committees. The terms of these agreements may include non-refundable, upfront license or option fees, payments for research and development activities, payments upon the achievement of certain milestones, and royalty payments based on product sales derived from the collaboration. Under ASC 606, the Company evaluates whether the license agreement, research and development services, and participation in research and development steering committees, represent separate or combined performance obligations. The Company has determined that these services within its existing contracts represent a combined single performance obligation.
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
For the years ended December 31, 2021, 2020 and 2019, the transaction price allocated to the combined performance obligation identified under the individual research collaboration and license agreements was recognized as revenue on either a straight-line basis over the estimated performance period under the arrangement or over the estimated performance period based on the Company’s best estimate of costs to be incurred. Straight-line basis was considered the best measure of progress for certain agreements in which control of the combined obligation transfers to the customers, due to the contract containing license rights to technology, research and development services, and joint committee participation, which in totality are expected to occur ratably over the performance period.
The Company’s contracts may also call for certain sales-based milestone and royalty payments upon successful commercialization of a target. The Company recognizes revenues from sales-based milestone and royalty payments at the later of a) the occurrence of the subsequent sale, or b) the performance obligation to which some or all of the sales-based milestone or royalty payments has been allocated has been satisfied (or partially satisfied). The Company anticipates recognizing these milestones and royalty payments if and when subsequent sales are generated by the customer from the use of the technology. To date, no revenue from these sales-based milestone and royalty payments has been recognized for any periods.
Amounts received prior to satisfying the above revenue recognition criteria are recorded as contract liabilities in the Company’s accompanying consolidated balance sheets.
The Company expenses direct and incremental costs to obtaining and fulfilling a contract as and when incurred if the expected amortization period of the asset that would be recognized is one year or less, or if the amount of the asset is immaterial. Otherwise, such costs are capitalized as collaboration contract assets and amortized as general and administrative expenses over the total estimated period of performance of each underlying contract.
The Company also recognized revenue under ASC 606 from its contribution of a license to Oerth in 2019. See Note 10.
Equity Method Investments
The Company accounts for investments for which it does not have a controlling interest in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The Company recognizes its pro-rata share of income and losses in the investment in “Loss from equity method investment” on the consolidated statement of operations and comprehensive loss, with a corresponding change to the investment in equity method investment on the consolidated balance sheet until such investment is reduced to zero.

Table of Content
Income Taxes
Arvinas, Inc. and its wholly owned subsidiaries use the asset and liability method of accounting for income taxes, as set forth in ASC 740, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry forwards, all calculated using presently enacted tax rates. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. The Company provides a valuation allowance to the extent that it is more likely than not that all or a portion of the deferred tax assets will not be realized.
Management has evaluated the effect of ASC 740 guidance related to uncertain income tax positions and concluded that the Company has no significant uncertain income tax positions at December 31, 2021 and 2020.
Equity-based Compensation
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
Research and Development Expenses
Research and development expenses include (i) employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense; (ii) external research and development expenses incurred under arrangements with third parties, such as contract research organization agreements, investigational sites, and consultants; (iii) the cost of acquiring, developing, and manufacturing clinical study materials; (iv) costs associated with preclinical and clinical activities and regulatory operations; and (v) costs incurred in development of intellectual property. Costs incurred in connection with research and development activities are expensed as incurred.
The Company enters into consulting, research, and other agreements with commercial entities, researchers, universities, and others for the provision of goods and services. Such arrangements are generally cancellable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided by the respective vendors, including the Company’s clinical sites. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved, and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.
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
Level 1—    Inputs are based upon observable or quoted prices (unadjusted) for identical instruments traded in active markets.

Table of Content
Level 2—    Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 investments consist primarily of corporate notes and bonds and U.S. government and agency securities.
Level 3—    Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.
The Company’s marketable securities consist of corporate bonds and government securities which are adjusted to fair value at each balance sheet date, based on quoted prices, which are considered Level 2 inputs. During the year ended December 31, 2021, a non-recurring fair value measurement was applied to determine the fair value of the 3,457,815 shares of the Company’s common stock (the "Shares") issued and sold to Pfizer, Inc. ("Pfizer") under the Stock Purchase Agreement entered into between the Company and Pfizer in July 2021 (the “Pfizer Stock Purchase Agreement”) at a price of $101.22 per share, for an aggregate purchase price of up to $350.0 million (the “Pfizer Equity Transaction”), which was consummated in September 2021. The fair value was determined by applying the discount due to lack of marketability during the contractual lock-up period to the public trading price of the common stock, which is a Level 1 input, on the date of sale. The Company accounted for the lack of marketability during the contractual lock-up period, by utilizing put option models, which are considered Level 3 inputs. See Note 4.
Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common shares.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Effective January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 requires, among other requirements, the Company to recognize as an income tax the effect of state hybrid taxes that are based on the greater of an income-based tax and a capital-based tax. Adoption of ASU 2019-12 did not have a material impact on the Company’s financial statements since the Company has no state income tax liabilities due to its net operating losses. Additionally, the Company has not recorded any income tax benefits from these losses due to uncertainty of realizing the related tax benefit.
3. Research Collaboration and License Agreements
ARV-471 Collaboration Agreement
In July 2021, the Company entered into a collaboration agreement with Pfizer (the “ARV-471 Collaboration Agreement”) pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound ARV-471 (the “Licensed Products”). Under the ARV-471 Collaboration Agreement, the Company received an upfront, non-refundable payment of $650.0 million. In addition, the Company will be eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the

Table of Content
total contingent payments, $400.0 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones.
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
In addition, in connection with the execution of the ARV-471 Collaboration Agreement, the Company and Pfizer entered into a Stock Purchase Agreement (the" Pfizer Stock Purchase Agreement") for the sale and issuance of 3,457,815 shares of the Company’s common stock (the “Shares”) to Pfizer at a price of $101.22 per share, for an aggregate purchase price of $350.0 million (the “Pfizer Equity Transaction”), less financial advisor fees of $4.6 million, which was consummated in September 2021. Pursuant to terms of the Pfizer Stock Purchase Agreement, Pfizer has agreed not to sell or transfer the Shares without prior written approval of the Company for a specified time period, subject to specified exceptions.
The Company determined that the ARV-471 Collaboration Agreement and the Pfizer Equity Transaction entered into with Pfizer concurrently should be evaluated as a combined contract in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company determined the fair value of the shares sold under the Pfizer Equity Transaction to be $85.4 million less than the contractual purchase price stipulated in the agreement. In accordance with the applicable accounting guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that the sale of stock should be recorded at fair value and therefore allocated the excess consideration received under the Pfizer Equity Transaction to the ARV-471 Collaboration Agreement, which along with the non-refundable payment of $650.0 million will be recognized as revenue over the total estimated period of performance based on the Company’s best estimate of costs to be incurred.
As a direct result of the Company’s entry into the ARV-471 Collaboration Agreement, the Company incurred direct and incremental costs to obtain the contract, paid to a financial advisor, totaling $12.9 million. In accordance with ASC 340, Other Assets and Deferred Costs, the Company recognized an asset of $12.9 million in collaboration contract asset and other assets on the consolidated balance sheet, which will be amortized as general and administrative expense over the total estimated period of performance under the ARV-471 Collaboration Agreement. During the year ended December 31, 2021, the Company recognized $0.4 million of amortization expense.
Bayer Collaboration Agreement
In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (the "Bayer Collaboration Agreement") setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras, or PROTAC® targeted protein degraders, that mediate for degradation of target proteins ("Targets"), using the Company’s proprietary platform technology, which Targets will be selected by Bayer AG, subject to certain exclusions and limitations. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront, non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license and a $1.5 million payment to fund research activities. Bayer AG is committed to fund an additional $10.5 million through 2022, of which $3.0 million was received in each of the years ended December 31, 2021 and 2020. These payments are being recognized over the total estimated period of performance.
The Company is also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, the Company is eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions. There were no development or sales-based milestone payments or royalties received as of December 31, 2021.

Table of Content
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
Pfizer Research Collaboration Agreement
In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer (the "Pfizer Research Collaboration Agreement"). Under the terms of the Pfizer Research Collaboration Agreement, the Company received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. These payments are being recognized over the total estimated period of performance. The Company is eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. The Company is also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales. In 2021 and 2020, the Company received payments totaling $1.2 million and $4.4 million, respectively, which are being recognized as revenue over the total period of performance. Pfizer selected an additional target and initiated additional services totaling $3.5 million in December 2021, which is included in accounts receivable at December 31, 2021.There were no sales-based milestone payments or royalties received as of December 31, 2021.
Genentech Modification
In November 2017, the Company entered into an Amended and Restated Option, License, and Collaboration Agreement (the "Genentech Modification") with Genentech, Inc. and F. Hoffman-La Roche Ltd (together "Genentech"), amending a previous Genentech agreement entered into in September 2015. Under the Genentech Modification, the Company received additional upfront, non-refundable payments of $34.5 million (in addition to $11.0 million received under the previous agreement in 2015) to fund Genentech-related research and Genentech has the right to designate up to ten targets. The Company is eligible to receive up to $27.5 million in additional expansion target payments if Genentech exercises its options on all remaining targets. Upfront non-refundable payments are recognized as revenue over the total estimated period of performance.
The Company is eligible to receive up to $44.0 million per target in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received as of December 31, 2021.
Information about contract liabilities included as deferred revenue in the accompanying consolidated balance sheets is as follows:

	December 31,
(dollars in millions)	2021	2020
Contract liabilities	$740.5	$45.1
Revenues recognized in the period from:
Amounts included in deferred revenue in previous periods	$18.6	$18.7
Changes in deferred revenue as of December 31, 2021 from 2020 were due to additions to deferred revenue totaling $742.1 million, related primarily to the ARV-471 Collaboration Agreement with Pfizer, and recognition of revenue on various research collaboration and license agreements totaling $46.7 million.

Table of Content
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of December 31, 2021 was $740.5 million, which is expected to be recognized in the following periods:

(dollars in millions)
2022	$206.2
2023	232.3
2024	116.7
2025	84.0
2026	53.0
Thereafter	48.3
Total	$740.5
4. Marketable Securities and Fair Value Measurements
The following is a summary of the Company’s assets measured at fair value on a recurring basis.

	December 31, 2021
(dollars in millions)	Valuation Hierarchy	Effective Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	2022	$784.0	$0.0	$(0.7)	$783.3
Corporate bonds	Level 2	2023 - 2024	582.6	—	(3.9)	578.7
Government securities	Level 2	2022	32.4	—	(0.1)	32.3
Total			$1,399.0	$0.0	$(4.7)	$1,394.3

	December 31, 2020
(dollars in millions)	Valuation Hierarchy	Effective Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	2021	$99.6	$0.6	$—	$100.2
Total			$99.6	$0.6	$—	$100.2
The Company’s marketable securities consist of corporate bonds and government securities which are adjusted to fair value at each balance sheet date, based on quoted prices, which are considered Level 2 inputs.
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.
Non-recurring fair value measures
In September 2021, in connection with the Pfizer Stock Purchase Agreement, the Company valued the common stock issued to Pfizer at fair value. The Pfizer Stock Purchase Agreement contains provisions restricting the sale or transfer for a period of time (the “lock-up period”). The resulting fair value of $264.6 million was determined by applying the discount due to lack of marketability during the contractual lock-up period to the public trading price of the common stock, which is a Level 1 input, on the date of sale. The Company accounted for the lack of marketability during the contractual lock-up period, by utilizing put option models, which are considered Level 3 inputs. Such option models included the Company’s historical volatility and the risk-free rate based on U.S. Treasury bond rates, as key inputs.

Table of Content
5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

	December 31,
(dollars in millions)	2021	2020
Laboratory equipment	$13.6	$11.1
Office equipment	1.4	1.2
Leasehold improvements	8.4	6.1
Total property, equipment and leasehold improvements	23.4	18.4
Less: accumulated depreciation	(10.8)	(6.1)
Property, equipment and leasehold improvements, net	$12.7	$12.3
Depreciation expense totaled $4.8 million, $3.2 million, and $1.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.
6. Right of Use Assets and Liabilities
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in the consolidated balance sheets.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate ranges from 3.0% – 5.1%. Lease expense is recognized on a straight-line basis over the lease term. Some of the Company’s leases include options to extend or terminate the lease. The Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option.
In May 2021, the Company entered into a lease for approximately 160,000 square feet of laboratory and office space to be occupied in 2024. In connection with the signing of the lease, and at the Company’s election to increase the landlord’s contribution to the tenant improvement allowance, the Company issued a letter of credit for $4.5 million, collateralized by a certificate of deposit in the same amount, which is presented as restricted cash at December 31, 2021. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year lease term.
The Company has operating leases for its corporate office and certain equipment, which expire no later than December 2024. The leases have a weighted average remaining term of three years.
The components of lease expense were as follows:

	Year Ended December 31,
(dollars in millions)	2021	2020
Operating lease cost	$1.4	$1.0

Table of Content
Supplemental cash flow information related to leases was as follows:

	December 31,
(dollars in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.2	$0.9
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$3.2	$0.6
Maturities of operating lease liabilities as of December 31, 2021 were as follows:

(dollars in millions)
2022	$1.2
2023	1.5
2024	1.5
Total lease payments	4.2
Less: imputed interest	(0.2)
Total	$4.0
7. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
(dollars in millions)	2021	2020
Employee expenses	$12.4	$9.0
Research and development expenses	9.5	8.1
Professional fees and other	1.2	1.8
	$23.1	$18.9
8. Long-Term Debt
In June 2018, the Company entered into an Assistance Agreement with the State of Connecticut (the "2018 Assistance Agreement") to provide funding for the expansion and renovation of laboratory and office space (the "Project"). Under the terms of the 2018 Assistance Agreement, the Company was entitled to borrow from the State of Connecticut a maximum of $2.0 million, provided that the funding did not exceed more than 50% of the total Project costs. In September 2018, the Company borrowed $2.0 million under the 2018 Assistance Agreement, bearing interest at 3.25% per annum with interest payments required for the first 60 months from the funding date. Thereafter, the loan will begin to fully amortize through month 120, maturing in September 2028. According to the terms of the 2018 Assistance Agreement, up to $1.0 million of the funding can be forgiven if the Company meets certain employment conditions, as defined in the agreement, which the Company met in April 2021 and was therefore granted loan forgiveness of $1.0 million from the State of Connecticut. The Company may also be required to prepay a portion of the loan if the employment conditions are not met. The 2018 Assistance Agreement requires that the Company be located in the State of Connecticut through June 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received.
In connection with an Assistance Agreement with the State of Connecticut (the "Assistance Agreement") entered into in 2014, under which all the borrowings by the Company were forgiven in accordance with the Assistance Agreement, the Company is required to be located in the State of Connecticut through January 2024, with a default penalty of repayment of the full original funding amount of $2.5 million plus liquidated damages of 7.5%.

Table of Content
Minimum future principal payments on long-term debt as of December 31, 2021 are as follows:

(dollars in millions)
2023	$—
2024	0.2
2025	0.2
2026	0.2
Thereafter	0.4
Total	$1.0
During the years ended December 31, 2021, 2020 and 2019, interest expense totaled $0.0, $0.1 million and $0.1 million, respectively.
9. Equity
Common Stock
In September 2021, in connection with the Pfizer Stock Purchase Agreement, the Company issued 3,457,815 shares of common stock to Pfizer at a price of $101.22 per share, which resulted in aggregate gross proceeds of $350 million, less financial advisor fees of $4.6 million. The shares were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The Company determined that the ARV-471 Collaboration Agreement and the Pfizer Stock Purchase Agreement entered into with Pfizer concurrently should be evaluated as a combined contract in accordance with ASC 606, Revenue from Contracts with Customers, and, as a result, determined the fair value of the shares sold under the Pfizer Stock Purchase Agreement to be $85.4 million less than the contractual purchase price stipulated in the agreement. In accordance with the applicable accounting guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that the sale of stock should be recorded at fair value and, therefore, allocated the excess consideration received to the ARV-471 Collaboration Agreement. Pursuant to terms of the Pfizer Stock Purchase Agreement, Pfizer has agreed not to sell or transfer the Shares without prior written approval of the Company for a specified period, subject to specified exceptions.
In December 2020, the Company completed a public offering in which the Company issued and sold 6,571,428 shares of common stock at a public offering price of $70.00 per share, which resulted in aggregate gross proceeds of $460.0 million before underwriter discounts, commissions, and offering costs of $28.1 million.
In November 2019, the Company completed a public offering in which the Company issued and sold 5,227,273 shares of common stock at a public offering price of $22.00 per share. The Company’s aggregate gross proceeds from the sale of shares in the public offering was $115.0 million before fees and expenses of $7.4 million.
In June 2019, the Company entered into a Stock Purchase Agreement with Bayer AG pursuant to which the Company issued and sold to Bayer AG 1,346,313 shares of the Company’s common stock (the Shares) for a contractually stated purchase price of $32.5 million. The value of the shares of the Company’s common stock was based on the average of the Company’s common stock for the preceding 60 days prior to the signing of the Stock Purchase Agreement plus a fifteen percent premium.
Equity Distribution Agreements
In August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at-the-market" offerings. During the year ended December 31, 2021, no shares were issued under this agreement.
In October 2019, the Company entered into an Equity Distribution Agreement (the "Distribution Agreement") with Piper Sandler, pursuant to which the Company could offer and sell from time-to-time in an “at-

Table of Content
the-market offering,” at its option, up to an aggregate of $100.0 million of shares of the Company’s common stock through Piper Sandler, as sales agent. During year ended December 31, 2020, the Company sold 2,593,637 shares of its common stock resulting in proceeds to the Company of $64.1 million, net of offering costs of $1.6 million. The Company terminated the Distribution Agreement in August 2021.
Share-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the "2018 ESPP"), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company's common stock. The number of shares of the Company's common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of December 31, 2021, 1.5 million shares remained available for purchase. During the years ended December 31, 2021 and 2020, the Company issued 19,357 and 11,046 shares, respectively, of common stock under the 2018 ESPP.
Incentive Share Plan
In the Fourth Amendment to the Company’s Incentive Share Plan (the "Incentive Plan") adopted in March 2018, the Company was authorized to issue up to an aggregate of 6,199,477 incentive units pursuant to the Incentive Plan. Generally, incentive units were granted at no less than fair value as determined by the board of managers and had vesting periods ranging from one to four years. The Incentive Plan was terminated in September 2018. In September 2018, each outstanding incentive unit was converted into a number of shares of common stock based upon the IPO price. Certain of the shares of common stock issued in respect of incentive units continue to be subject to vesting in accordance with the vesting schedule that was applicable to such incentive units. As of December 31, 2021, there were 30,625 restricted shares remaining to be vested.
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the "2018 Plan"), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s IPO. The number of common shares initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181 shares) issued in respect of incentive units granted under the Incentive Plan that were subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each year beginning with the year ended December 31, 2019 and continuing to, and including, the year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of December 31, 2021, 2.0 million shares are available for issuance under the 2018 Plan. Common shares subject to outstanding equity awards that expire or are terminated, surrendered, or cancelled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.
Compensation Expense
For the years ended December 31, 2021, 2020 and 2019, the Company recognized $57.1 million, $30.2 million and $20.1 million, respectively, of total compensation expense for awards classified as equity awards related to its stock options, restricted stock awards, and restricted stock units. At December 31, 2021, there was $55.9 million of compensation expense that is expected to be recognized over a weighted average period of approximately two years.

Table of Content
Stock Options
The fair value of the stock options granted during each of the years ended December 31, 2021, 2020 and 2019 was determined using the Black-Scholes option pricing model at the grant date with the following range of assumptions:

	Year ended December 31,
	2021	2020	2019
Expected volatility	74% - 78%	70% - 75%	69% - 71%
Expected term (years)	5.3 - 7.0	5.3 - 7.0	5.5 - 7.0
Risk free interest rate	0.5% - 1.3%	0.3% - 1.6%	1.4% - 2.7%
Expected dividend yield	0%	0%	0%
Exercise price	$66.82 - $100.40	$22.70 - $50.00	$17.29 - $37.66
Given the Company’s common stock has not been trading for a sufficient period of time, the Company calculates volatility of its common stock by utilizing a weighted average of a collection of peer company volatilities and its own common stock volatility. The expected term is calculated utilizing the simplified method.
A summary of the stock option activity under the 2018 Plan as of December 31, 2021 is presented below. These amounts include stock options granted to employees, directors and consultants.

(dollars in millions, except weighted average exercise price)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,321,882	$26.35
Granted	1,866,659	$79.24
Exercised	(773,476)	$22.99
Forfeited	(71,811)	$50.72
Outstanding at December 31, 2021	5,343,254	$44.98	8.1	$200.4
Exercisable at December 31, 2021	2,289,309	$23.62	7.2	$134.0
The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $52.85, $27.45 and $13.28, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $46.9 million, $19.4 million and $1.9 million, respectively. No excess tax benefit has been recorded as a financing cash flow activity since no benefit has yet been realized due to taxable losses incurred to date.
At December 31, 2021, $55.6 million of total unrecognized compensation cost related to non-vested stock options granted under the 2018 Plan is expected to be recognized over the next two years.
At December 31, 2021, there were 5,066,720 stock options under the 2018 Plan that have vested or are expected to vest.

Table of Content
Restricted Stock Awards
A summary of the restricted stock award activity under the Incentive Plan as of December 31, 2021 is presented below. These amounts include restricted stock granted to employees, directors and consultants.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at December 31, 2020	238,712	$16.00
Vested	(208,087)	$16.00
Unvested restricted stock at December 31, 2021	30,625	$16.00
At December 31, 2021, there were 29,739 restricted stock awards under the Incentive Plan that are expected to vest.
Restricted Stock Units
A summary of restricted stock unit activity under the 2018 Plan for the year ended December 31, 2021 is presented below. These amounts include restricted stock units granted to employees.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2020	133,049	$20.01
Exercised	(44,355)	$20.01
Forfeited	(387)	$19.36
Unvested restricted stock units at December 31, 2021	88,307	$20.02
At December 31, 2021, there were 80,834 restricted stock units under the 2018 Plan that have vested or are expected to vest.
10. Equity Method Investments
In July 2019, the Company and Bayer CropScience LP ("Bayer LP") formed Oerth, a joint venture to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. Pursuant to the terms of the joint venture agreement, the Company made an in-kind intellectual property contribution to Oerth in the form of a license to certain of the Company’s proprietary technology. Bayer LP has made a $56.0 million total cash commitment to Oerth, of which $16.0 million was contributed to Oerth in 2019, and an in-kind intellectual property contribution. The Company and Bayer LP each hold an ownership interest in Oerth initially representing 50% of the ownership interests. A 15% ownership interest of Oerth is reserved for the future grants of incentive units to employees and service providers.
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
The Company also provides to Oerth compensated research and development services and administrative services through a separate agreement. The services rendered by the Company during the years ended December 31, 2021, 2020 and 2019 were immaterial.

Table of Content
The Company determined that the fair value of the equity interest it received in Oerth in exchange for the license contributed totaled $49.4 million. The fair value of Oerth was determined utilizing discounted cash flows based on reasonable estimates and assumptions of cash flows expected from Oerth.
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
Operating expenses and net loss of Oerth for the years ended December 31 2021, 2020 and 2019 totaled $14.3 million, $8.3 million and $49.8 million, respectively. The net loss incurred in 2019 included research and development expenses equal to $49.4 million representing the fair value of the license acquired from Arvinas. The Company’s initial investment in Oerth was $49.4 million which represented the fair value of shares received in exchange for the contribution of the license. The elimination of the intra-entity profit component of the revenue resulted in a reduction in the balance of the investment in Oerth, bringing its initial carrying value of the investment to $24.7 million. For the year ended December 31, 2019, the Company recorded equity method losses of $24.7 million based on its proportionate share of ownership, reducing its carrying value of the investment to zero, and, as a result, no additional losses were recorded against the carrying value of the investment during the years ended December 31, 2021 and 2020.
11. Income Taxes
The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2021, 2020, and 2019. The Company had also not recorded any income tax benefits for the net operating losses incurred in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State taxes	16.3%	(0.1)%	(0.3)%
Federal research tax credit	2.7%	4.1%	3.5%
Stock compensation	(1.6)%	(1.7)%	(2.2)%
Change in valuation allowance	(38.4)%	(23.3)%	(22.0)%
	0.0%	0.0%	0.0%

Table of Content
Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities were as follows at December 31, 2021 and 2020:

	December 31,
(dollars in millions)	2021	2020
Deferred income tax assets:
Loss carryforwards	$97.0	$43.1
Tax credits	18.8	10.1
Stock compensation	15.4	5.0
Deferred revenue	10.0	9.0
Other	3.3	0.1
Total deferred income tax assets	144.5	67.3
Deferred income tax liabilities:
Property, equipment and leasehold improvements	(3.6)	(2.4)
Other	(1.4)	—
Total deferred income tax liabilities	(5.0)	(2.4)
Less valuation allowance	(139.5)	(64.9)
Net deferred income tax liability	$—	$—
The Company has provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based primarily upon the history of losses of the Company, it is more likely than not that the benefits will not be realized.
All, or a portion of, the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to utilize these potential tax benefits. The valuation allowance increased by $74.6 million and $27.8 million in 2021 and 2020, respectively, due increases in net operating loss carryforwards, tax credit carryforwards, stock compensation expense, and research and development tax credits.
The Company had $373.6 million and $205.1 million of federal net operating loss carryforwards as of December 31, 2021 and 2020, respectively. Federal net operating loss carryforwards as of December 31, 2017 expire at various dates through 2037 and federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of the Company’s taxable income in the year in which carryforwards are used. The Company had $346.9 million and $63.8 million of state and local net operating loss carryforwards as of December 31, 2021 and 2020, respectively, that expire at various dates through 2041. The Company had $15.2 million and $10.1 million of federal tax credit carryforwards as of December 31, 2021 and 2020, respectively, which expire at various dates through 2041. The Company had $4.5 million and $2.7 million of state tax credit carryforwards as of December 31, 2021 and 2020, respectively, which expire at various dates through 2036.
During 2021, the Company performed a Section 382 analysis to determine whether an ownership change occurred for tax purposes. Based on this analysis, the Company determined that ownership changes occurred on July 31, 2018 and December 31, 2020 due to various equity offerings, vesting of restricted stock awards, and stock option exercises. These ownership changes resulted in Section 382 limitations on the Company’s net operating loss and tax credit carryforwards generated before these dates. However, because the amount of the Section 382 limitations (including carryover of the unused Section 382 limitations and realized built-in gains) exceeds the amount of the Company’s carryforwards generated before these dates, the limitations will not affect the Company's ability to fully utilize these carryforwards.
The Company complies with the provisions of ASC 740 in accounting for its uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on

Table of Content
examination by the taxing authorities, based on the technical merits of the position. As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in tax expense. The Company had no income tax related accruals for interest and penalties at December 31, 2021 and 2020.
The Company is required to file income tax returns in the U.S. Federal and various state jurisdictions. The Company is a state franchise taxpayer due to the Company’s loss position. As a result of the Company’s net operating loss carryforwards, the Company’s federal and state statutes of limitations generally remain open for all tax years until its net operating loss and tax credit carryforwards are utilized or expire prior to utilization. The Company does not currently have any federal or state income tax examinations in progress.
For the years ended December 31, 2021, 2020, and 2019, the Company recorded a benefit from expected cash refunds to be provided by the State of Connecticut, equal to 65% of research and development credits, of $1.6 million, $1.8 million, and $1.4 million, respectively, which is included in Other income, net in the accompanying consolidated statements of operations and comprehensive loss, due to the Company being a state franchise taxpayer. The benefit results from the exchange of the state research and development tax credit carryforwards for cash refunds. At December 31, 2021 and 2020, the Company had recorded receivables of $3.4 million and $3.2 million, respectively, relating to research and development credits due to the Company.
12. Commitments and Contingencies
In July 2013, the Company entered into an exclusive license agreement, including the right to grant sublicenses, with Yale University to develop protein degradation technologies. Under the license agreement, the Company is required to pay a minimum license maintenance royalty totaling $0.1 million per year until the first sale to a third party of any licensed product, followed by success-based milestones for the first two licensed products for the development of the protein degradation technologies totaling approximately $3.0 million for the first licensed product and approximately $1.5 million for the second licensed product, and low single-digit royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions, and subject to minimum royalty payments that range from $0.2 million to $0.5 million.
13. Net Loss Per Share
Basic and diluted loss per share was calculated as follows:

	Year ended December 31,
(dollars and shares in millions, except per common share amounts)	2021	2020	2019
Net loss	$(191.0)	$(119.3)	$(70.3)
Weighted average common shares outstanding - basic and diluted	50.0	39.5	32.9
Net loss per common share - basic and diluted	$(3.82)	$(3.02)	$(2.13)
For the years ended December 31 2021, 2020, and 2019, the following securities have been excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Year ended December 31,
(shares in millions)	2021	2020	2019
Stock options	2.4	1.5	0.3
Restricted stock awards	0.1	0.4	0.9
Restricted stock units	0.1	0.1	0.0
	2.6	2.0	1.2