Form 10-Q
period 2022-03-31
ARVINAS, INC.
filed 2022-05-05
CIK 1655759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File Number: 001-38672
__________________________________________
ARVINAS, INC.
(Exact name of registrant as specified in its Charter)
__________________________________________

Delaware	47-2566120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Science Park 395 Winchester Ave. New Haven, Connecticut	06511
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (203) 535-1456
__________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2022, the registrant had 53,165,962 shares of common stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the initiation, timing, progress and results of our current and future clinical trials of bavdegalutamide, ARV-471 and ARV-766, including statements regarding the period during which the results of the clinical trials will become available;
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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 28, 2022, and this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” sections, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do
ii

not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(dollars and shares in millions)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$62.3	$108.3
Restricted cash	4.5	4.5
Marketable securities	1,366.1	1,394.3
Accounts receivable	—	15.0
Other receivables	6.7	10.7
Prepaid expenses and other current assets	17.4	19.7
Total current assets	1,457.0	1,552.5
Property, equipment and leasehold improvements, net	13.4	12.7
Operating lease right of use assets	5.8	3.9
Collaboration contract asset and other assets	12.1	12.5
Total assets	$1,488.3	$1,581.6
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8.6	$31.3
Accrued expenses	30.2	23.1
Deferred revenue	197.5	206.2
Current portion of operating lease liability	1.7	1.1
Total current liabilities	238.0	261.7
Deferred revenue	521.9	534.3
Long term debt	1.0	1.0
Operating lease liability	4.1	2.9
Total liabilities	765.0	799.9
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 53.1 and 53.0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Accumulated deficit	(746.3)	(682.9)
Additional paid-in capital	1,488.3	1,469.2
Accumulated other comprehensive loss	(18.7)	(4.6)
Total stockholders’ equity	723.3	781.7
Total liabilities and stockholders’ equity	$1,488.3	$1,581.6
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(dollars and shares in millions, except per share amounts)	For the Three Months Ended March 31,
Condensed Consolidated Statements of Operations	2022	2021
Revenue	$24.2	$5.5
Operating expenses:
Research and development	64.0	34.9
General and administrative	20.2	12.3
Total operating expenses	84.2	47.2
Loss from operations	(60.0)	(41.7)
Other income (expenses)
Other (expense) income, net	(0.1)	0.2
Interest income, net	1.2	0.5
Total other income	1.1	0.7
Net loss before income taxes	(58.9)	(41.0)
Income tax expense	(4.5)	—
Net loss	$(63.4)	$(41.0)
Net loss per common share, basic and diluted	$(1.20)	$(0.84)
Weighted average common shares outstanding, basic and diluted	53.0	48.6

(dollars in millions)	For the Three Months Ended March 31,
Condensed Consolidated Statements of Comprehensive Loss	2022	2021
Net loss	$(63.4)	$(41.0)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(14.1)	(0.8)
Comprehensive loss	$(77.5)	$(41.8)
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(dollars and shares in millions)	Shares	Amount
Balance at December 31, 2021	53.0	$—	$(682.9)	$1,469.2	$(4.6)	$781.7
Stock-based compensation	—	—	—	16.6	—	16.6
Net loss	—	—	(63.4)	—	—	(63.4)
Proceeds from exercise of stock options	0.1	—	—	2.5	—	2.5
Unrealized loss on available-for-sale securities	—	—	—	—	(14.1)	(14.1)
Balance at March 31, 2022	53.1	$—	$(746.3)	$1,488.3	$(18.7)	$723.3
Balance at December 31, 2020	48.5	$—	$(491.9)	$1,133.5	$0.6	$642.2
Stock-based compensation	—	—	—	10.3	—	10.3
Net loss	—	—	(41.0)	—	—	(41.0)
Restricted stock vesting	0.1	—	—	—	—	—
Proceeds from exercise of stock options	0.2	—	—	4.5	—	4.5
Unrealized loss on available-for-sale securities	—	—	—	—	(0.8)	(0.8)
Balance at March 31, 2021	48.8	$—	$(532.9)	$1,148.3	$(0.2)	$615.2
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
(dollars in millions)	2022	2021
Cash flows from operating activities:
Net loss	$(63.4)	$(41.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.5	1.1
Net accretion of bond discounts/premiums	3.3	1.0
Amortization of right-of-use assets	0.6	0.3
Amortization of collaboration contract asset	0.3	—
Stock-based compensation	16.6	10.3
Changes in operating assets and liabilities:
Accounts receivable	15.0	1.0
Other receivables	4.1	2.3
Prepaid expenses and other current assets	2.3	(2.1)
Accounts payable	(22.6)	1.8
Accrued expenses	7.0	(10.9)
Operating lease liability	(0.6)	(0.3)
Deferred revenue	(21.2)	(2.5)
Net cash used in operating activities	(57.1)	(39.0)
Cash flows from investing activities:
Purchases of marketable securities	(263.2)	(240.5)
Maturities of marketable securities	273.9	33.7
Purchases of property, equipment and leasehold improvements	(2.1)	(1.0)
Net cash provided by (used in) investing activities	8.6	(207.8)
Cash flows from financing activities:
Proceeds from exercise of stock options	2.5	4.5
Net cash provided by financing activities	2.5	4.5
Net decrease in cash, cash equivalents and restricted cash	(46.0)	(242.3)
Cash, cash equivalents and restricted cash, beginning of the period	112.8	588.4
Cash, cash equivalents and restricted cash, end of the period	$66.8	$346.1
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$0.1	$0.1
See accompanying notes to the condensed consolidated financial statements

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
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2021 has been derived from Arvinas’ audited consolidated financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, forming part of Arvinas’ 2021 Annual Report on Form 10-K filed with the SEC on February 28, 2022.
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates that affect the reported amount of assets, liabilities, revenue and expenses. These estimates include assumptions and judgments based on historical experience, current conditions, future expectations and other factors the Company considers reasonable. These estimates are reviewed on an ongoing basis and revised as necessary. Actual results could differ from these estimates.
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
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows for the foreseeable future. The Company has financed its operations primarily through sales of equity interests, proceeds from collaborations, grant funding and debt financing. The Company had cash, cash equivalents, restricted cash and marketable securities totaling $1.4 billion as of March 31, 2022.
Impact of the Coronavirus (“COVID-19”) Pandemic
As a result of the COVID-19 pandemic, many companies have experienced disruptions in their operations and in the markets they serve. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s financial position and results of operations as of and for the three months ended March 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations remains uncertain. A prolonged outbreak could have a material adverse impact on the Company's financial results and business operations, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance its preclinical pipeline.

2. Accounting Pronouncements and Significant Accounting Policies
The Company reviews new accounting standards as issued. As of March 31, 2022, the Company has not identified any new standards that it believes will have a material impact on the Company’s financial statements.
There were no changes to the Company’s significant accounting policies during the three months ended March 31, 2022.
3. Research Collaboration and License Agreements
ARV-471 Collaboration Agreement
In July 2021, the Company entered into a Collaboration Agreement with Pfizer Inc. (“Pfizer”) (the “ARV-471 Collaboration Agreement”) pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound ARV-471 (the “Licensed Products”). Under the ARV-471 Collaboration Agreement, the Company received an upfront, non-refundable payment of $650.0 million. In addition, the Company will be eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400.0 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones.
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
As a direct result of the Company’s entry into the ARV-471 Collaboration Agreement, the Company incurred direct and incremental costs to obtain the contract, paid to a financial advisor, totaling $12.9 million. In accordance with ASC 340, Other Assets and Deferred Costs, the Company recognized an asset of $12.9 million in collaboration contract asset and other assets on the condensed consolidated balance sheet at inception of the agreement, which is being amortized as general and administrative expense over the total estimated period of performance under the ARV-471 Collaboration Agreement.
Bayer Collaboration Agreement
In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (the “Bayer Collaboration Agreement”) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras, or PROTAC® targeted protein degraders, that mediate the degradation of target proteins. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront, non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license. Bayer is committed to fund an additional $12.0 million through 2023, of which of $10.5 million was received through March 31, 2022. These payments are being recognized over the total estimated period of performance.
The Company is also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated targets. In addition, the Company is eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions. There were no development or sales-based milestone payments or royalties received as of March 31, 2022.

Pfizer Research Collaboration Agreement
In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer (the “Pfizer Research Collaboration Agreement”). Under the terms of the Pfizer Research Collaboration Agreement, the Company received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. These payments are being recognized as revenue over the total estimated period of performance. The Company is eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. The Company is also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales. During the three months ended March 31, 2022, the Company received payments totaling $3.5 million, which was included in accounts receivable at December 31, 2021, for an additional target and additional services which are being recognized as revenue over the total period of performance. There were no sales-based milestone payments or royalties received as of March 31, 2022.
Genentech Modification
In November 2017, the Company entered into an Amended and Restated Option, License, and Collaboration Agreement (the “Genentech Modification”) with Genentech, Inc. and F. Hoffman-La Roche Ltd. (together "Genentech"), amending a previous Genentech agreement. Under the Genentech Modification, the Company received additional upfront, non-refundable payments of $34.5 million (in addition to $11.0 million received under the previous agreement) to fund Genentech-related research. Under the Genentech Modification, Genentech has the right to designate up to ten targets. The Company is eligible to receive up to $27.5 million in additional expansion target payments if Genentech exercises its options on all remaining targets. Upfront non-refundable payments are recognized as revenue over the total estimated period of performance.
The Company is eligible to receive up to $44.0 million per target in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received as of March 31, 2022.
Information about changes in the Company's contract balances for the three months ended March 31, 2022 and 2021 is as follows:

(dollars in millions)	March 31, 2022	March 31, 2021
Accounts receivable
Beginning balance	$15.0	$—
Payments received	(15.0)	—
Ending balance	$—	$—
Contract assets: Collaboration contract asset
Beginning balance	$12.5	$—
Amortization	(0.4)	—
Ending balance	$12.1	$—
Contract liabilities: Deferred revenue
Beginning balance	$740.6	$45.1
Revenue recognized from balances held at the beginning of the period	(24.2)	(5.5)
Additions to collaboration agreements	3.0	3.0
Ending balance	$719.4	$42.6

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2022 was $719.4 million, which is expected to be recognized in the following periods:

(dollars in millions)
Remainder of 2022	$150.1
2023	190.0
2024	136.5
2025	100.4
2026	63.4
2027	34.1
Thereafter	44.9
Total	$719.4
4. Marketable Securities and Fair Value Measurements
The Company’s marketable securities consist of corporate bonds and government securities which are adjusted to fair value at each balance sheet date based on quoted prices, which are considered Level 2 inputs.
The following is a summary of the Company’s available-for-sale marketable securities measured at fair value on a recurring basis.

	March 31, 2022
(dollars in millions)	Valuation Hierarchy	Effective Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	2022 - 2023	$797.8	$—	$(3.9)	$793.9
Corporate bonds	Level 2	2023 - 2024	525.7	—	(14.2)	511.5
Government securities	Level 2	2022 - 2023	41.9	—	(0.4)	41.5
Government securities	Level 2	2023 - 2024	19.4	—	(0.2)	19.2
Total			$1,384.8	$—	$(18.7)	$1,366.1

	December 31, 2021
(dollars in millions)	Valuation Hierarchy	Effective Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	2022	$784.0	$—	$(0.7)	$783.3
Corporate bonds	Level 2	2023 - 2024	582.5	—	(3.8)	578.7
Government securities	Level 2	2022	32.4	—	(0.1)	32.3
Total			$1,398.9	$—	$(4.6)	$1,394.3
The carrying values of accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following at:

(dollars in millions)	March 31, 2022	December 31, 2021
Laboratory equipment	$14.9	$13.6
Leasehold improvements	9.2	8.4
Office equipment	1.5	1.4
Total property, equipment and leasehold improvements	25.6	23.4
Less: accumulated depreciation and amortization	(12.2)	(10.7)
Property, equipment and leasehold improvements, net	$13.4	$12.7
Depreciation and amortization expense totaled $1.5 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.
6. Right-of-Use Assets and Liabilities
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the condensed consolidated balance sheets.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate ranges from 3.0% - 4.1%. Lease expense is recognized on a straight-line basis over the lease term. Some of the Company’s leases include options to extend or terminate the lease. The Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise such options.
In May 2021, the Company entered into a lease for approximately 160,000 square feet of laboratory and office space to be occupied in 2024. In connection with the signing of the lease, and at the Company’s election to increase the landlord’s contribution to the tenant improvement allowance, the Company issued a letter of credit for $4.5 million, collateralized by a certificate of deposit in the same amount, which is presented as restricted cash at March 31, 2022. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year lease term.
The Company has operating leases for its corporate office, laboratories and certain equipment, which expire no later than January 31, 2026. The leases have a weighted average remaining term of 3.1 years.
The components of lease expense were as follows:

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Operating lease cost	$0.6	$0.3

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$0.6	$0.3
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$2.4	$3.2
Maturities of lease liabilities for operating leases as of March 31, 2022, are as follows:

(dollars in millions)
Remainder of 2022	$1.3
2023	2.1
2024	2.1
2025	0.6
2026	—
Total lease payments	6.1
Less: imputed interest	(0.3)
Total	$5.8
7. Accrued Expenses
Accrued expenses consisted of the following:

(dollars in millions)	March 31, 2022	December 31, 2021
Research and development expenses	$18.4	$9.5
Employee expenses	5.1	12.4
Income taxes	4.5	—
Professional fees and other	2.2	1.2
Total	$30.2	$23.1
8. Long-Term Debt
In June 2018, the Company entered into an additional Assistance Agreement with the State of Connecticut (the "2018 Assistance Agreement") to provide funding for the expansion and renovation of laboratory and office space. The Company borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest-only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that the Company be located in the State of Connecticut through 2028, with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. At March 31, 2022, $1.0 million remains outstanding under the 2018 Assistance Agreement.
In connection with an Assistance Agreement with the State of Connecticut entered into in 2014 (the “2014 Assistant Agreement”) under which all the borrowings by the Company were forgiven, the Company is required to be located in the State of Connecticut through January 2024, with a default penalty of repayment of the full original funding amount of $2.5 million plus liquidated damages of 7.5%.

Minimum future principal payments on long-term debt for the years ending December 31 are as follows:

(dollars in millions)
2023	$—
2024	0.2
2025	0.2
2026	0.2
2027	0.2
2028	0.2
Total	$1.0
During the three months ended March 31, 2022 and 2021, interest expense was immaterial.
9. Equity
Equity Distribution Agreements
In August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under the Company's universal shelf registration statement pursuant to one or more “at-the-market" offering. During the quarter ended March 31, 2022, no shares have been issued under this agreement.
Share-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increase, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of March 31, 2022, 2,005,714 shares remained available for purchase. During the three months ended March 31, 2022 and 2021, the Company issued 5,749 and 12,050 shares, respectively, of common stock under the 2018 ESPP.
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
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the “2018 Plan”), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of common shares initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181) issued in respect of incentive units granted under the Incentive Plan that were subject to vesting immediately prior to the effectiveness of the registration statement expired, terminated or were otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of March 31, 2022, 2,849,537 shares remained available for issuance under the 2018 Plan. Common shares subject to outstanding equity awards that expire or are terminated, surrendered, or canceled without having been fully exercised or are forfeited in whole or in part shall be available for future grants of awards.
Compensation Expense
During the three months ended March 31, 2022 and 2021, the Company recognized compensation expense of $16.6 million and $10.3 million, respectively, relating to the issuance of incentive awards. At March 31, 2022, there was $93.1 million of unrecognized compensation expense that is expected to be amortized over a weighted average period of approximately two years.
Stock Options
The fair value of the stock options granted during the three months ended March 31, 2022 and 2021 was determined using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2022	March 31, 2021
Expected volatility	73.2 - 76.0%	77.4 - 78.0%
Expected term (years)	5.6 - 7.0	5.6 - 7.0
Risk free interest rate	1.5% - 2.0%	0.5% - 1.1%
Expected dividend yield	0%	0%
Exercise price	$64.19 - $78.91	$77.51 - $82.21
Given the Company’s common stock has not been trading for a sufficient period of time, the Company calculates volatility of its common stock by utilizing a weighted average of a collection of peer company volatilities and its own common stock volatility. The expected term is calculated utilizing the simplified method.
A summary of the stock option activity under the 2018 Plan during the three months ended March 31, 2022 is presented below. These amounts include stock options granted to employees, directors and consultants.

(dollars in millions, except weighted average exercise price)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	5,343,254	$44.98
Granted	1,234,844	$65.40
Exercised	(117,399)	$17.82
Forfeited	(101,525)	$57.90
Outstanding at March 31, 2022	6,359,174	$49.24	8.2	$137.2
Exercisable at March 31, 2022	2,739,009	$31.09	7.3	$103.1

The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 was $43.02. The total intrinsic value of options exercised during the three months ended March 31, 2022 was $5.9 million.
At March 31, 2022, there were 5,995,790 stock options under the 2018 Plan that have vested or are expected to vest.
Restricted Stock Awards
A summary of restricted stock award activity under the Incentive Plan during the three months ended March 31, 2022 is presented below. These amounts include restricted stock granted to employees, directors and consultants.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at December 31, 2021	30,625	$16.00
Vested	(23,376)	$16.00
Cancelled	(1,320)	$16.00
Unvested restricted stock at March 31, 2022	5,929	$16.00
At March 31, 2022, there were 5,810 restricted shares under the Incentive Plan that are expected to vest.
Restricted Stock Units
A summary of restricted stock unit activity under the 2018 Plan during the three months ended March 31, 2022 is presented below. These amounts include restricted stock units granted to employees.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2021	88,307	$20.02
Granted	167,811	$64.54
Vested	(38,490)	$19.36
Cancelled	(3,434)	$21.03
Unvested restricted stock units at March 31, 2022	214,194	$55.00
At March 31, 2022, there were 174,335 restricted stock units under the 2018 Plan that have vested or are expected to vest.
10. Income Taxes
The Company’s effective tax rate was 7.6% and 0.0% for the three months ended March 31, 2022 and 2021, respectively. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended March 31, 2022 and the Company’s overall effective tax rate of 7.6% was the effect of equity compensation, deferred state income taxes and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended March 31, 2021 and the Company’s overall effective tax rate of 0.0% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
A valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company is expecting to have net taxable income for the current year, resulting in current income tax expense for the period, and expects to fully utilize its net operating loss and credit carryforwards during the year. This is primarily due to revenue recognition for tax purposes from the ARV-471 Collaboration Agreement and the capitalization of qualified research and development expenses incurred on or after January 1, 2022. Under the Tax Cuts and Jobs Act of 2017, qualified research expenses incurred after 2021 are no longer immediately deductible for tax purposes and instead must be amortized over at least five years for tax purposes. A valuation allowance has been established against the Company’s net deferred tax assets, including the deferred tax liabilities resulting from the deferred revenue and deferred tax assets associated with the capitalization of research and development expenses for tax, since the Company expects to incur tax losses again after the current year.
11. Net Loss Per Share
Basic and diluted loss per common share was calculated as follows:

	For the Three Months Ended March 31,
(dollars and shares in millions, except per common share amounts)	2022	2021
Net loss	$(63.4)	$(41.0)
Weighted average number of common shares outstanding - basic and diluted	53.0	48.6
Net loss per common share - basic and diluted	$(1.20)	$(0.84)
The Company reported net losses for each of the three months ended March 31, 2022 and 2021, and therefore excluded all stock options, restricted stock awards and restricted stock units from the calculation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

	For the Three Months Ended March 31,
(shares in millions)	2022	2021
Stock options	6.4	5.4
Restricted stock awards	—	0.2
Restricted stock units	0.2	0.1
	6.6	5.7
12. Equity Method Investments
In July 2019, the Company and Bayer CropScience LP (“Bayer LP”) formed a joint venture, Oerth Bio LLC (“Oerth”), to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. As Oerth is jointly controlled by the Company and Bayer LP, the Company accounts for its 50% interest using the equity method of accounting. The Company also provides to Oerth compensated research and development services and administrative services through a separate agreement. The services rendered by the Company during the three months ended March 31, 2022 and 2021 were immaterial.
Operating expenses and net loss of Oerth for the three months ended March 31, 2022 and 2021 totaled $4.9 million and $2.6 million, respectively.
The carrying value of the investment has been reduced to zero and, as a result, no additional losses were recorded against the carrying value of the investment during the three months ended March 31, 2022 and 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the related notes and discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 28, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 28, 2022, our actual results may differ materially from those anticipated in or implied by these forward-looking statements.
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
Bavdegalutamide
We are developing bavdegalutamide, an investigational orally bioavailable PROTAC protein degrader targeting the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. We initiated a Phase 1 clinical trial of bavdegalutamide designed to assess the safety, tolerability and pharmacokinetics of bavdegalutamide, which also includes measures of anti-tumor activity as secondary endpoints, including reduction in prostate specific antigen, or PSA, a well-recognized biomarker of prostate cancer progression. We received fast track designation for bavdegalutamide for mCRPC in May 2019. We have completed dose escalation in the Phase 1 clinical trial. In the fourth quarter of 2020, we initiated ARDENT, the Phase 2 single agent expansion portion of the bavdegalutamide clinical trial. In the fourth quarter of 2021, we initiated a Phase 1b clinical trial with bavdegalutamide in combination with abiraterone for the treatment of men with mCRPC. In the second quarter of 2022, we intend to initiate discussions with the U.S. Food and Drug Administration, or FDA, about the potential for an accelerated approval pathway with bavdegalutamide in molecularly defined mCRPC and finalize a partnership for a companion diagnostic. In the second half of 2022, we plan to initiate a pivotal trial for patients with AR T878/H875 tumor mutations. We anticipate that future studies will be planned to explore the potential to treat earlier-line patients with AR-dependent tumors who may benefit from bavdegalutamide therapy.
ARV-471
We are developing ARV-471, an investigational orally bioavailable PROTAC protein degrader targeting the estrogen receptor protein, or ER, for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. We initiated a Phase 1 clinical trial of ARV-471 designed to assess the safety, tolerability and pharmacokinetics of ARV-471, which also includes measures of anti-tumor activity as secondary endpoints. In the fourth quarter of 2020, we initiated a Phase 1b cohort expansion of ARV-471 in combination with Ibrance® (palbociclib). We have completed dose escalation in the Phase 1 clinical trial. In the first quarter of 2021, we initiated VERITAC, the Phase 2 single agent expansion cohort of the ARV-471 clinical trial. In July 2021, we entered into a collaboration agreement with Pfizer Inc., or Pfizer, pursuant to which we granted Pfizer worldwide coexclusive rights to develop and commercialize ARV-471. In December 2021, we presented data from the dose escalation portion of the Phase 1/2 clinical trial at the San Antonio Breast Cancer Symposium. In the second half of 2022, we plan to present data from the VERITAC Phase 2 dose expansion (with patients dosed at 200 and 500 mg) and present safety data from the Phase 1b combination study with palbociclib. Additionally, in 2022, we plan to initiate a Phase 1b clinical trial with ARV-471 in combination with everolimus in patients with metastatic breast cancer, initiate a Phase 1b combination trial with cyclin-dependent kinase, or CDK, inhibitors or other targeted therapies, initiate a Phase 2 clinical trial in patients with early breast cancer in the neoadjuvant setting and initiate two Phase 3 clinical trials in patients with metastatic breast cancer as a monotherapy and in combination.
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
Our Operations
As a result of the COVID-19 pandemic, many companies have experienced disruptions in their operations and in the markets they serve. We have instated some and may take additional precautionary measures intended to help ensure our employees’ well-being and minimize business disruption. We temporarily shut down our laboratories in mid-March 2020 and initiated work with biology contract research organizations, or CROs, but have since reopened our laboratories and our office-based employees are working in a hybrid of remote and in-person work. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on our results of operations and financial position as of March 31, 2022. The full extent of the future impacts of COVID-19 on our operations remains uncertain. A prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance our preclinical pipeline.
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Since inception through March 31, 2022, we raised approximately $1.3 billion in gross proceeds from the sale of equity instruments and the exercise of stock options and had received an aggregate of $780.5 million in payments primarily from collaboration partners.
We are a clinical-stage company. Bavdegalutamide and ARV-471 are each in Phase 1/2 clinical trials, ARV-766 is in a Phase 1 clinical trial and our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net loss was $63.4 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $746.3 million.

Our total operating expenses were $84.2 million for the three months ended March 31, 2022. We anticipate that our expenses will increase substantially due to costs associated with our ongoing and anticipated clinical activities for bavdegalutamide, ARV-471, and ARV-766, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our preclinical and clinical studies and CROs for the synthesis of compounds in our pre-clinical development activities, as well as other associated costs including the management of our intellectual property portfolio.
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
In the year ended December 31, 2018, we received an upfront non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of our technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. We are eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as mid- to high-single digit tiered royalties, which may be subject to reductions, on net sales of PROTAC targeted protein degrader-related products. We received payments totaling $3.5 million in the quarter ended March 31, 2022, and $1.2 million and $4.4 million in the years ended December 31, 2021 and 2020, respectively, for additional targets and services.
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
Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront non-refundable payment of $17.5 million. Bayer is committed to fund a total of $12.0 million in research funding payments through 2023, of which $10.5 million was received through March 31, 2022, subject to potential increases if our costs for research activities exceed the research funding payments allocated to a Target and certain conditions are met. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.
Pfizer ARV-471 Collaboration Agreement
In July 2021, we entered into we entered into a collaboration agreement with Pfizer, or the ARV-471 Collaboration Agreement, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound ARV-471, or the Licensed Products.
Under the ARV-471 Collaboration Agreement, we received an upfront, non-refundable payment of $650.0 million. In addition, we are eligible to receive up to an additional $1.4 billion in contingent payments based on specified regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones.
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
•expenses incurred under agreements with third parties, including CROs and other third parties that conduct research and preclinical activities on our behalf as well as third parties that manufacture our product candidates for use in our preclinical studies and clinical trials;
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

	For the Three Months Ended March 31,
(in millions)	2022	2021
AR program development costs	$16.1	$7.2
ER program development costs	14.8	5.6
Other research and development costs	33.1	22.1
Total research and development costs	$64.0	$34.9
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
Income Taxes
Since our inception in 2013, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our federal or state earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal net operating loss carryforwards of $373.6 million, which begin to expire in 2033, state and local net operating loss carryforwards of $346.9 million, and federal and state research and development tax credit carryforwards of $15.2 million and $4.5 million, respectively, which begin to expire in 2033 and 2036, respectively. We expected to fully utilize these net operating loss and credit carryforwards in the current year due to taxable income resulting from revenue recognition for tax purposes from our ARV-471 Collaboration Agreement and the capitalization of qualified research and development expenses incurred on or after January 1, 2022. The revenue recognition and capitalization of research expenses are timing differences for tax purposes and deferred tax assets were established. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.
As of March 31, 2022, Arvinas, Inc. had four wholly-owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes.
Critical Accounting Estimates
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
There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 28, 2022.

Results of Operations
Comparison of Three Months Ended March 31, 2022 and 2021

	For the Three Months Ended March 31,
(dollars in millions)	2022	2021	$ change
Revenue	$24.2	$5.5	$18.7
Research and development expenses	64.0	34.9	29.1
General and administrative expenses	20.2	12.3	7.9
Other income	1.1	0.7	0.4
Income tax expense	(4.5)	—	(4.5)
Net loss	$(63.4)	$(41.0)	$(22.4)
Revenues
Revenues for the three months ended March 31, 2022 totaled $24.2 million, as compared to $5.5 million for the three months ended March 31, 2021. The increase of $18.7 million was due to revenue from the ARV-471 Collaboration Agreement with Pfizer entered into during the third quarter of 2021.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2022 totaled $64.0 million, compared with $34.9 million for the three months ended March 31, 2021. The increase of $29.1 million was primarily due to an increase in our continued investment in our platform and exploratory programs of $11.0 million as well as increases in expenses related to our AR and ER programs of $8.9 million and $9.2 million, respectively. The increase in spending over all of our programs was primarily due to increased personnel and personnel costs utilized across all of our programs of $9.2 million, including $3.4 million related to stock compensation expense. Clinical trial costs and related drug manufacturing costs increased by $15.6 million as we expanded our AR and ER programs into additional clinical studies. Direct expenses related to our platform and exploratory targets increased by $3.6 million as we continued to expand the number of protein targets in the exploratory and lead optimization phases and continued to make investments into our platform discovery efforts.
General and Administrative Expenses
General and administrative expenses totaled $20.2 million for the three months ended March 31, 2022, compared with $12.3 million for the three months ended March 31, 2021. The increase of $7.9 million was primarily due to an increase of personnel and facility related costs of $5.5 million, including $2.3 million related to stock compensation expense, and insurance, taxes and professional fees of $2.4 million.
Other Income
Other income totaled $1.1 million for the three months ended March 31, 2022, compared with $0.7 million for the three months ended March 31, 2021. The increase of $0.4 million was primarily due to higher interest income of $0.7 million from marketable security investments as compared to prior year due to higher interest rates, offset in part by lower refundable research and development credits from the State of Connecticut of $0.3 million. The Company is no longer eligible to receive a cash refund for the research and development credits in the State of Connecticut.
Income Tax Expense
Income tax expense totaled $4.5 million for the three months ended March 31, 2022, compared with zero for the three months ended March 31, 2021, primarily due to current income taxes resulting from revenue recognition for tax purposes from our ARV-471 Collaboration Agreement and the capitalization of research and development expenses incurred on or after January 1, 2022. Under the Tax Cuts and Jobs Act of 2017, qualified research expenses incurred after 2021 are no longer immediately deductible for tax purposes and instead must be amortized over 5 years for tax purposes. As a result of these items, we expect to fully utilize our federal net operating loss and credit carryforwards in the current year, resulting in current income tax expense for the period.
Liquidity and Capital Resources
Overview
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Since inception through March 31, 2022, we had received an aggregate of $780.5 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut, and raised approximately $1.3 billion in gross proceeds from the sale of equity interests and the exercise of stock options, including:
•October 2018: our initial public offering in which we issued an aggregate of 7,700,482 shares of common stock, for aggregate gross proceeds of $123.2 million before fees and expenses;
•July 2019: the sale of 1,346,313 shares of common stock to Bayer AG for aggregate gross proceeds of $32.5 million;
•November 2019: completion of a follow-on offering in which we issued 5,227,273 shares of common stock for aggregate gross proceeds of $115.0 million before fees and expenses;
•September – December 2020: sale of 2,593,637 shares of common stock in an “at-the-market offering” for aggregate gross proceeds of $65.6 million before fees and expenses;
•December 2020: completion of a follow-on offering in which we issued 6,571,428 shares of common stock for aggregate gross proceeds of $460.0 million before fees and expenses; and
•September 2021: issuance of 3,457,815 shares of common stock to Pfizer for aggregate gross proceeds of $350.0 million.
In May 2021, we entered into a lease for approximately 160,000 square feet of laboratory and office space to be occupied in 2024. In connection with the signing of the lease, and at our election to increase the landlord’s contribution to the tenant improvement allowance, we issued a letter of credit for $4.5 million, collateralized by a certificate of deposit in the same amount. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year lease term.
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., as agents, pursuant to which we may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market" offering. At March 31, 2022, no shares have been issued under this agreement.
Cash Flows
Our cash, cash equivalents, restricted cash and marketable securities totaled $1.4 billion as of March 31, 2022 and $1.5 billion as of December 31, 2021. We had an outstanding loan balance of $1.0 million as of each of March 31, 2022 and December 31, 2021.

The following table summarizes our sources and uses of cash for the period presented:

	For the Three Months Ended March 31,
(dollars in millions)	2022	2021
Net cash used in operating activities	$(57.1)	$(39.0)
Net cash provided by (used in) investing activities	8.6	(207.8)
Net cash provided by financing activities	2.5	4.5
Net decrease in cash, cash equivalents and restricted cash	$(46.0)	$(242.3)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2022 totaled $57.1 million, primarily due to our net loss of $63.4 million, a net reduction in accrued expenses and accounts payable of $15.6 million and a reduction in deferred revenue of $21.2 million, partially offset by non-cash charges of $22.3 million and a decrease in account and other receivables of $19.1 million. Non-cash charges included stock compensation expense of $16.6 million, net accretion of bond discounts/premiums of $3.3 million, and depreciation and amortization of $1.5 million.
Net cash used in operating activities for the three months ended March 31, 2021 totaled $39.0 million, primarily due to our net loss of $41.0 million, a net reduction in accrued expenses and accounts payable of $9.1 million and a reduction in deferred revenue of $2.5 million, partially offset by non-cash charges of $12.7 million and a decrease in account and other receivables of $3.3 million. Non-cash charges were primarily stock compensation expense of $10.3 million, depreciation and amortization of $1.1 million and net accretion of bond discounts/premiums of $1.0 million.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2022 totaled $8.6 million, attributable to maturities of marketable securities in excess of purchases of $10.7 million, offset by purchases of property and equipment of $2.1 million.
Net cash used in investing activities for the three months ended March 31, 2021 totaled $207.8 million, attributable to purchases of marketable securities in excess of the maturities of marketable securities of $206.8 million and purchases of property and equipment of $1.0 million.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 totaled $2.5 million, attributable to the proceeds from the exercise of stock options.
Net cash provided by financing activities for the three months ended March 31, 2021 totaled $4.5 million, attributable to the proceeds from the exercise of stock options.
Funding Requirements
Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. In addition, we expect to continue to incur additional costs associated with operating as a public company.
Specifically, we anticipate that our expenses will increase substantially if, and as we:
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
We had cash, cash equivalents, restricted cash and marketable securities totaling $1.4 billion as of March 31, 2022. We believe that our cash, cash equivalents, restricted cash and marketable securities as of March 31, 2022 will enable us to fund our planned operating expenses and capital expenditure requirements multiple additional years beyond 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
In June 2018, we entered into an additional Assistance Agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. At March 31, 2022, $1.0 million remains outstanding under the 2018 Assistance Agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, restricted cash and marketable securities. Interest income earned on these assets totaled $1.2 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At March 31, 2022, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Our outstanding debt totaled $1.0 million as of each of March 31, 2022 and December 31, 2021. Our outstanding debt as of March 31, 2022 carries a fixed interest rate of 3.25% per annum.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently a party to any material legal proceedings.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, those risks and uncertainties discussed in “Part I, Item 1A, Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 is qualified by the information that is described in this Quarterly Report on Form 10-Q. If any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
We did not issue any securities that were not registered under the Securities Act during the three months ended March 31, 2022.

Item 6. Exhibits.

Exhibit Number	Description

10.1*†	Amendment No. 2 to Research Collaboration and License Agreement between Pfizer Inc. and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated January 14, 2022

10.2*	Form of Restricted Stock Unit Agreement under 2018 Stock Incentive Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.00	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
__________________________________________________
*    Filed herewith.
**    Furnished herewith.
† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arvinas, Inc.

Date: May 5, 2022	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Sean Cassidy
Sean Cassidy Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)