Form 10-Q
period 2022-09-30
ARVINAS, INC.
filed 2022-11-09
CIK 1655759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2022, the registrant had 53,227,521 shares of common stock, $0.001 par value per share, outstanding.

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
In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to the “Company,” “Arvinas,” “we,” “us,” and “our,” refer to Arvinas, Inc. and its consolidated subsidiaries, or any one or more of them as the context may require, and “our board of directors” refers to the board of directors of Arvinas, Inc.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(dollars and shares in millions)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$132.6	$108.3
Restricted cash	5.5	4.5
Marketable securities	1,138.1	1,394.3
Accounts receivable	1.0	15.0
Other receivables	5.8	10.7
Prepaid expenses and other current assets	21.7	19.7
Total current assets	1,304.7	1,552.5
Property, equipment and leasehold improvements, net	14.0	12.7
Operating lease right of use assets	4.8	3.9
Collaboration contract asset and other assets	11.3	12.5
Total assets	$1,334.8	$1,581.6
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$49.7	$54.4
Deferred revenue	193.1	206.2
Current portion of operating lease liability	1.8	1.1
Total current liabilities	244.6	261.7
Deferred revenue	464.6	534.3
Long term debt	1.0	1.0
Operating lease liability	3.1	2.9
Total liabilities	713.3	799.9
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 53.2 and 53.0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	0.1	—
Accumulated deficit	(882.5)	(682.9)
Additional paid-in capital	1,528.7	1,469.2
Accumulated other comprehensive loss	(24.8)	(4.6)
Total stockholders’ equity	621.5	781.7
Total liabilities and stockholders’ equity	$1,334.8	$1,581.6
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(dollars and shares in millions, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Condensed Consolidated Statements of Operations	2022	2021	2022	2021
Revenue	$30.3	$9.3	$85.8	$20.4
Operating expenses:
Research and development	77.5	40.6	216.7	118.5
General and administrative	20.0	16.0	64.5	42.8
Total operating expenses	97.5	56.6	281.2	161.3
Loss from operations	(67.2)	(47.3)	(195.4)	(140.9)
Other income (expenses)
Other (expense) income, net	(0.2)	0.2	(0.4)	1.7
Interest income, net	3.4	0.3	6.3	1.2
Total other income	3.2	0.5	5.9	2.9
Net loss before income taxes	(64.0)	(46.8)	(189.5)	(138.0)
Income tax expense	(2.2)	—	(10.1)	—
Net loss	$(66.2)	$(46.8)	$(199.6)	$(138.0)
Net loss per common share, basic and diluted	$(1.24)	$(0.94)	$(3.76)	$(2.81)
Weighted average common shares outstanding, basic and diluted	53.2	49.8	53.1	49.1

(dollars in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Condensed Consolidated Statements of Comprehensive Loss	2022	2021	2022	2021
Net loss	$(66.2)	$(46.8)	$(199.6)	$(138.0)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(2.8)	(0.1)	(20.2)	(1.2)
Comprehensive loss	$(69.0)	$(46.9)	$(219.8)	$(139.2)
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
For the Three Months Ended September 30, 2022 and 2021	Shares	Amount
Balance as of June 30, 2022	53.2	$0.1	$(816.3)	$1,508.8	$(22.0)	$670.6
Stock-based compensation	—	—	—	18.8	—	18.8
Net loss	—	—	(66.2)	—	—	(66.2)
Proceeds from exercise of stock options	—	—	—	1.1	—	1.1
Unrealized loss on available-for-sale securities	—	—	—	—	(2.8)	(2.8)
Balance as of September 30, 2022	53.2	$0.1	$(882.5)	$1,528.7	$(24.8)	$621.5
Balance as of June 30, 2021	49.0	$—	$(583.1)	$1,166.5	$(0.5)	$582.9
Stock-based compensation	—	—	—	15.2	—	15.2
Net loss	—	—	(46.8)	—	—	(46.8)
Restricted stock vesting	0.1	—	—	—	—	—
Proceeds from exercise of stock options	0.2	—	—	6.7	—	6.7
Common stock issued, net of issuance costs of $4.6	3.5	—	—	259.9	—	259.9
Unrealized loss on available-for-sale securities	—	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2021	52.8	$—	$(629.9)	$1,448.3	$(0.7)	$817.7

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
For the Nine Months Ended September 30, 2022 and 2021	Shares	Amount
Balance as of December 31, 2021	53.0	$—	$(682.9)	$1,469.2	$(4.6)	$781.7
Stock-based compensation	—	—	—	55.4	—	55.4
Net loss	—	—	(199.6)	—	—	(199.6)
Proceeds from exercise of stock options	0.2	0.1	—	4.1	—	4.2
Unrealized loss on available-for -sale securities	—	—	—	—	(20.2)	(20.2)
Balance as of September 30, 2022	53.2	$0.1	$(882.5)	$1,528.7	$(24.8)	$621.5
Balance as of December 31, 2020	48.5	$—	$(491.9)	$1,133.5	$0.6	$642.2
Stock-based compensation	—	—	—	40.1	—	40.1
Net loss	—	—	(138.0)	—	—	(138.0)
Restricted stock vesting	0.2	—	—	—	—	—
Proceeds from exercise of stock options	0.6	—	—	14.8	—	14.8
Common stock issued, net of issuance costs of $4.6	3.5	—	—	259.9	—	259.9
Unrealized loss on available-for-sale securities	—	—	—	—	(1.3)	(1.3)
Balance as of September 30, 2021	52.8	$—	$(629.9)	$1,448.3	$(0.7)	$817.7
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
(dollars in millions)	2022	2021
Cash flows from operating activities:
Net loss	$(199.6)	$(138.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4.6	3.5
Net accretion of bond discounts/premiums	6.5	5.2
Forgiveness of debt income	—	(1.0)
Loss on sale of marketable securities	0.4	—
Amortization of right-of-use assets	1.5	0.9
Amortization of collaboration contract asset	1.3	0.1
Stock-based compensation	55.4	40.1
Changes in operating assets and liabilities:
Accounts receivable	14.0	(0.9)
Other receivables	4.9	0.7
Prepaid expenses and other current assets	(2.0)	(12.4)
Collaboration contract asset	—	(12.9)
Accounts payable and accrued liabilities	(5.0)	(7.6)
Operating lease liability	(1.5)	(0.9)
Deferred revenue	(82.8)	718.3
Net cash (used in) provided by operating activities	(202.3)	595.1
Cash flows from investing activities:
Purchases of marketable securities	(702.2)	(1,402.9)
Maturities of marketable securities	872.2	200.5
Sales of marketable securities	59.1	7.2
Purchases of property, equipment and leasehold improvements	(5.7)	(2.8)
Net cash provided by (used in) investing activities	223.4	(1,198.0)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	264.5
Payment of common stock issuance costs	—	(4.6)
Proceeds from exercise of stock options	4.2	14.8
Net cash provided by financing activities	4.2	274.7
Net increase (decrease) in cash, cash equivalents and restricted cash	25.3	(328.2)
Cash, cash equivalents and restricted cash, beginning of the period	112.8	588.4
Cash, cash equivalents and restricted cash, end of the period	$138.1	$260.2
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$0.3	$0.1
Cash paid for taxes	$8.1	$—
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Nature of Business and Basis of Presentation
Arvinas, Inc. and its subsidiaries (“Arvinas” or “the Company”) is a clinical-stage biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies that degrade disease-causing proteins.
The accompanying unaudited condensed consolidated financial statements include the accounts of Arvinas, Inc. and its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company's audited consolidated financial statements as of that date. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, forming part of Arvinas’ 2021 Annual Report on Form 10-K filed with the SEC on February 28, 2022.
Certain reclassifications have been made to prior period financial information in order to conform with current period presentation. Accounts payable and Accrued expenses have been condensed into Accounts payable and accrued liabilities, and Interest income and Interest expense have been condensed into Interest income, net.
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
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows for the foreseeable future. The Company has financed its operations primarily through sales of equity interests, proceeds from collaborations, grant funding and debt financing. The Company had cash, cash equivalents, restricted cash and marketable securities totaling $1.3 billion as of September 30, 2022.
Impact of the Coronavirus (“COVID-19”) Pandemic
As a result of the COVID-19 pandemic, many companies have experienced disruptions in their operations and in the markets they serve. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s financial position and results of operations as of and for the nine months ended September 30, 2022. The full extent of the impacts of COVID-19 on the Company’s operations remains uncertain and could have a material adverse impact on the Company's financial results and business operations, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance its preclinical pipeline.
2. Accounting Pronouncements and Significant Accounting Policies
The Company reviews new accounting standards as issued. As of September 30, 2022, the Company has not identified any new standards that it believes will have a material impact on the Company’s financial statements.
There were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.
3. Research Collaboration and License Agreements
ARV-471 Collaboration Agreement
In July 2021, the Company entered into a Collaboration Agreement with Pfizer Inc. (“Pfizer”) (the “ARV-471 Collaboration Agreement”) pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound ARV-471 (the “Licensed Products”). Under the ARV-471 Collaboration Agreement, the Company received an upfront, non-refundable payment of $650.0 million. In addition, the Company is eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400.0 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones.
The Company and Pfizer share equally all development costs, including costs of conducting clinical trials, for the Licensed Products, subject to certain exceptions. Except for certain regions described below, the parties will also share equally all profits and losses in commercialization and medical affairs activities for the Licensed Products in all other countries, subject to certain exceptions.
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
Bayer Collaboration Agreement
In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (the “Bayer Collaboration Agreement”) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras ("PROTAC® targeted protein degraders") that mediate the degradation of target proteins. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront, non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license. Bayer is committed to fund an additional $12.0 million through 2023, of which of $10.5 million was received from inception through September 30, 2022. These payments are being recognized over the total estimated period of performance.
The Company is also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated targets. In addition, the Company is eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions. There were no development or sales-based milestone payments or royalties received as of September 30, 2022.

Pfizer Research Collaboration Agreement
In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer (the “Pfizer Research Collaboration Agreement”). Under the terms of the Pfizer Research Collaboration Agreement, the Company received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. These payments are being recognized as revenue over the total estimated period of performance. The Company is eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. The Company is also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales. During the nine months ended September 30, 2022, the Company received payments totaling $3.5 million, which was included in accounts receivable as of December 31, 2021, for an additional target and additional services which are being recognized as revenue over the total period of performance. There were no sales-based milestone payments or royalties received as of September 30, 2022.
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
The Company is eligible to receive up to $44.0 million per target in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received as of September 30, 2022.
Changes in the Company's contract balances for the nine months ended September 30, 2022 and 2021 were as follows:

(dollars in millions)	September 30, 2022	September 30, 2021
Accounts receivable
Beginning balance	$15.0	$1.0
Additions	2.4	1.9
Payments received	(16.4)	(1.0)
Ending balance	$1.0	$1.9
Contract assets: Collaboration contract asset
Beginning balance	$12.5	$—
Additions	—	12.9
Amortization	(1.3)	(0.1)
Ending balance	$11.2	$12.8
Contract liabilities: Deferred revenue
Beginning balance	$740.5	$45.1
Revenue recognized from balances held at the beginning of the period	(85.8)	(20.3)
Additions to collaboration agreements	3.0	738.6
Ending balance	$657.7	$763.4

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2022 was $657.7 million, which is expected to be recognized in the following periods:

(dollars in millions)
Remainder of 2022	$52.8
2023	190.0
2024	136.5
2025	100.4
2026	63.4
2027	34.1
Thereafter	80.5
Total	$657.7
4. Marketable Securities and Fair Value Measurements
The Company’s marketable securities consist of corporate bonds and government securities which are adjusted to fair value as of each balance sheet date based on quoted prices, which are considered Level 2 inputs.
The following is a summary of the Company’s available-for-sale marketable securities measured at fair value on a recurring basis.

	September 30, 2022
(dollars in millions)	Valuation Hierarchy	Effective Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	2022 - 2023	$854.3	$—	$(12.4)	$841.9
Corporate bonds	Level 2	2023 - 2025	218.1	—	(11.4)	206.7
Government securities	Level 2	2022 - 2023	76.3	—	(0.7)	75.6
Government securities	Level 2	2023 - 2024	14.2	—	(0.3)	13.9
Total			$1,162.9	$—	$(24.8)	$1,138.1

	December 31, 2021
(dollars in millions)	Valuation Hierarchy	Effective Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	2022	$784.0	$—	$(0.7)	$783.3
Corporate bonds	Level 2	2023 - 2024	582.5	—	(3.8)	578.7
Government securities	Level 2	2022	32.4	—	(0.1)	32.3
Total			$1,398.9	$—	$(4.6)	$1,394.3
The carrying values of accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following at:

(dollars in millions)	September 30, 2022	December 31, 2021
Laboratory equipment	$16.8	$13.6
Leasehold improvements	10.4	8.4
Office equipment	1.7	1.4
Total property, equipment and leasehold improvements	28.9	23.4
Less: accumulated depreciation and amortization	(14.9)	(10.7)
Property, equipment and leasehold improvements, net	$14.0	$12.7
Depreciation and amortization expense totaled $1.6 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, and $4.6 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively.
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
In May 2021, the Company entered into a lease, which was amended in August 2022, for approximately 160,000 square feet of laboratory and office space to be occupied in 2024. In connection with the signing of the lease and the related amendment, and at the Company’s election to increase the landlord’s contribution to the tenant improvement allowance, the Company issued a letter of credit for $5.5 million, collateralized by a certificate of deposit in the same amount, which is presented as restricted cash as of September 30, 2022. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year lease term.
The Company has operating leases for its corporate office, laboratories and certain equipment, which expire no later than January 2026. The leases have a weighted average remaining term of 2.2 years.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Operating lease cost	$0.5	$0.3	$1.6	$1.0

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(dollars in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.5	$0.9
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$2.4	$3.2
Maturities of lease liabilities for operating leases as of September 30, 2022, are as follows:

(dollars in millions)
Remainder of 2022	$0.4
2023	2.1
2024	2.1
2025	0.5
2026	—
Total lease payments	5.1
Less: imputed interest	(0.2)
Total	$4.9
7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

(dollars in millions)	September 30, 2022	December 31, 2021
Accounts payable	$7.9	$31.3
Accrued liabilities
Research and development expenses	24.8	9.5
Employee expenses	12.2	12.4
Income taxes	2.0	—
Professional fees and other	2.8	1.2
Total accounts payable and accrued liabilities	$49.7	$54.4
8. Long-Term Debt
In June 2018, the Company entered into an additional Assistance Agreement with the State of Connecticut (the "2018 Assistance Agreement") to provide funding for the expansion and renovation of laboratory and office space. The Company borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest-only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that the Company be located in the State of Connecticut through 2028, with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of September 30, 2022, $1.0 million remains outstanding under the 2018 Assistance Agreement.
In connection with an Assistance Agreement with the State of Connecticut entered into in 2014 under which all the borrowings by the Company were forgiven, the Company is required to be located in the State of Connecticut through January 2024, with a default penalty of repayment of the full original funding amount of $2.5 million plus liquidated damages of 7.5%.

Minimum future principal payments on long-term debt for the years ending December 31 are as follows:

(dollars in millions)
2023	$—
2024	0.2
2025	0.2
2026	0.2
2027	0.2
2028	0.2
Total	$1.0
During the three and nine months ended September 30, 2022 and 2021, interest expense was immaterial.
9. Equity
Equity Distribution Agreements
In August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under the Company's universal shelf registration statement pursuant to one or more “at-the-market" offering. During the nine months ended September 30, 2022, no shares were issued under this agreement.
Share-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increase, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of September 30, 2022, 1,986,565 shares remained available for purchase. During the nine months ended September 30, 2022 and 2021, the Company issued 24,898 and 19,357 shares, respectively, of common stock under the 2018 ESPP.
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
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the “2018 Plan”), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of common shares initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181) issued in respect of incentive units granted under the Incentive Plan that were subject to vesting immediately prior to the effectiveness of the registration statement expired, terminated or were otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of September 30, 2022, 2,268,813 shares remained available for issuance under the 2018 Plan. Common shares subject to outstanding equity awards that expire or are terminated, surrendered, or canceled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.
Compensation Expense
During the three months ended September 30, 2022 and 2021, the Company recognized compensation expense of $18.8 million and $15.2 million, respectively, relating to the issuance of incentive awards. During the nine months ended September 30, 2022 and 2021, the Company recognized compensation expense of $55.4 million and $40.1 million, respectively, relating to the issuance of incentive awards.
As of September 30, 2022, there was $76.7 million of unrecognized compensation expense that is expected to be amortized over a weighted average period of approximately two years.
Stock Options
The fair value of the stock options granted during the nine months ended September 30, 2022 and 2021 was determined using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2022	September 30, 2021
Expected volatility	73.2 - 76.0%	74.8 - 78.0%
Expected term (years)	5.5 - 7.0	5.3 - 7.0
Risk free interest rate	1.5% - 3.3%	0.5% - 1.2%
Expected dividend yield	0%	0%
Exercise price	$36.79 - $78.91	$66.82 - $100.40
Given the Company’s common stock has not been trading for a sufficient period of time, the Company calculates volatility of its common stock by utilizing a weighted average of a collection of peer company volatilities and its own common stock volatility. The expected term is calculated utilizing the simplified method.
A summary of the stock option activity under the 2018 Plan during the nine months ended September 30, 2022 is presented below. These amounts include stock options granted to employees and directors.

(dollars in millions, except weighted average exercise price)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	5,343,254	$44.98
Granted	1,716,817	$60.13
Exercised	(167,118)	$18.11
Forfeited	(194,089)	$61.70
Outstanding as of September 30, 2022	6,698,864	$49.05	7.9	$59.9
Exercisable as of September 30, 2022	3,340,023	$35.62	7.0	$53.8

The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2022 was $39.69. The total intrinsic value of options exercised during the nine months ended September 30, 2022 was $7.6 million.
As of September 30, 2022, there were 6,396,248 stock options under the 2018 Plan that have vested or are expected to vest.
Restricted Stock Awards
A summary of restricted stock award activity under the Incentive Plan during the nine months ended September 30, 2022 is presented below. These amounts include restricted stock granted to employees and directors.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock as of December 31, 2021	30,625	$16.00
Vested	(29,305)	$16.00
Cancelled	(1,320)	$16.00
Unvested restricted stock as of September 30, 2022	—	$16.00
Restricted Stock Units
A summary of restricted stock unit activity under the 2018 Plan during the nine months ended September 30, 2022 is presented below. These amounts include restricted stock units granted to employees.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units as of December 31, 2021	88,307	$20.02
Granted	370,466	$55.42
Vested	(42,500)	$20.04
Cancelled	(14,774)	$52.43
Unvested restricted stock units as of September 30, 2022	401,499	$51.49
As of September 30, 2022, there were 334,575 restricted stock units under the 2018 Plan that have vested or are expected to vest.
10. Income Taxes
For the three months ended September 30, 2022, the Company recognized income tax expense of $2.2 million resulting in an effective tax rate of (3.4)%, as compared to income tax expense of zero resulting in an effective tax rate of 0.0% in the same period for 2021. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended September 30, 2022 and the Company’s overall effective tax rate of (3.4)% was the effect of equity compensation, generation of research and development tax credits, deferred state income taxes and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended September 30, 2021 and the Company’s overall effective tax rate of 0.0% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
For the nine months ended September 30, 2022, the Company recognized income tax expense of $10.1 million resulting in an effective tax rate of (5.3)%, as compared to income tax expense of zero resulting in an effective tax rate of 0.0% in the same period for 2021. The primary reconciling items between the federal statutory rate of 21.0% for the nine months ended September 30, 2022 and the Company’s overall effective tax rate of (5.3)% was the effect of equity compensation, generation of research and development tax credits, deferred state income taxes and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.00% for the nine months ended September 30, 2021 and the Company’s overall effective tax rate of 0.00% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
A valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company is projecting taxable income for the current year, and as a result projects current income tax expense for the year. The projection of taxable income is primarily due to revenue recognition for tax purposes from the ARV-471 Collaboration Agreement and the capitalization of qualified research and development expenses incurred on or after January 1, 2022, which upon recognition for tax purposes would create additional deferred tax assets. Under the Tax Cuts and Jobs Act of 2017, qualified research expenses incurred after 2021 are no longer immediately deductible for tax purposes and instead must be amortized over at least five years for tax purposes. The Company continues to establish a full valuation allowance against the Company’s net deferred tax assets since it is more likely than not that benefits will not be realized, including those benefits created in the current year. This assessment is based on the Company's historical cumulative losses which provide strong objective evidence that cannot be overcome with projections of income, as well as the fact the Company expects continuing losses in the future.
11. Net Loss Per Share
Basic and diluted loss per common share was calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars and shares in millions, except per common share amounts)	2022	2021	2022	2021
Net loss	$(66.2)	$(46.8)	$(199.6)	$(138.0)
Weighted average number of common shares outstanding - basic and diluted	53.2	49.8	53.1	49.1
Net loss per common share - basic and diluted	$(1.24)	$(0.94)	$(3.76)	$(2.81)
The Company reported net losses for each of the three and nine months ended September 30, 2022 and 2021, and, therefore, excluded all stock options, restricted stock awards and restricted stock units from the calculation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

	For the For the Three and Nine Months Ended September 30,
(shares in millions)	2022	2021
Stock options	6.7	5.3
Restricted stock awards	—	0.1
Restricted stock units	0.4	0.1
	7.1	5.5
12. Equity Method Investments
In July 2019, the Company and Bayer CropScience LP (“Bayer LP”) formed a joint venture, Oerth Bio LLC (“Oerth”), to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. As Oerth is jointly controlled by the Company and Bayer LP, the Company accounts for its 50% interest using the equity method of accounting. The Company also provides to Oerth compensated research and development services and administrative services through a separate agreement. The services rendered by the Company during the three and nine months ended September 30, 2022 and 2021 were immaterial.
Operating expenses and net loss of Oerth for the three months ended September 30, 2022 and 2021 totaled $6.2 million and $3.5 million, respectively. Operating expenses and net loss of Oerth for the nine months ended September 30, 2022 and 2021 totaled $16.3 million and $9.5 million, respectively.
The carrying value of the investment has been reduced to zero and, as a result, no additional losses were recorded against the carrying value of the investment during the three and nine months ended September 30, 2022 and 2021.
13. Commitments and Contingencies
From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of September 30, 2022, the Company does not believe there are any such matters where there is at least a reasonable probability that a material loss, if any, has been or will be incurred.
Clinical and Preclinical Development and Licensing Arrangements
From time to time, the Company enters into contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies, and other services related to its development activities. The scope of the services under these agreements can generally be modified at any time, and the agreement can be terminated by either party after a period of notice and receipt of written notice.
In addition, under licensing and related arrangements to which we are a party, we may be obligated to make milestone payments to third parties. The payment obligations under these arrangements are contingent upon future events, such as achievement of specified milestones or generation of product sales, and the amount, timing and likelihood of such payments are not known.
FMI Agreement
On June 4, 2022, the Company entered into a Master In Vitro Diagnostics Agreement, effective as of June 4, 2022 with Foundation Medicine, Inc. (the "FMI Agreement") for the development and commercialization of one or more of Foundation Medicine’s companion in vitro diagnostic assays for use with one or more of the Company's therapeutic products.
Bavdegalutamide
In exchange for the development of FoundationOne® Liquid CDx as a companion diagnostic for use with bavdegalutamide for AR mCRPC in the United States and European Union, pursuant to the terms of the FMI Agreement, the Company is subject to success-based milestone payments of up to low to mid tens of millions of dollars, in addition to certain validation fees per sample and related pass-through costs.
ARV-766
In exchange for the development of FoundationOne® Liquid CDx as a companion diagnostic for use with ARV-766 for AR mCRPC in the United States and European Union, pursuant to the terms of the FMI Agreement, the Company is subject to success-based milestone payments of up to low tens of millions of dollars in addition to certain validation fees per sample and related pass-through costs.
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
Overview
Our Business
We are a clinical-stage biopharmaceutical company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies to degrade disease-causing proteins. We use our PROTAC Discovery Engine, our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. Our small molecule PROTAC technology has the potential to address a broad range of intracellular disease targets, including those representing up to the 80% of proteins that currently cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in oncology (including immuno-oncology), neuroscience, and other therapeutic areas. Our three lead product candidates are bavdegalutamide (ARV-110), ARV-471, and ARV-766.
Bavdegalutamide (ARV-110)
We are developing bavdegalutamide, an investigational orally bioavailable PROTAC protein degrader targeting the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. In 2019, we initiated a Phase 1/2 clinical trial of bavdegalutamide designed to assess the safety, tolerability and pharmacokinetics of bavdegalutamide, which also includes measures of anti-tumor activity as secondary endpoints, including reduction in prostate specific antigen, or PSA, a well-recognized biomarker of prostate cancer progression. We received fast track designation for bavdegalutamide for mCRPC in May 2019. We have completed dose escalation in the Phase 1 clinical trial. In the fourth quarter of 2020, we initiated ARDENT, the Phase 2 single agent expansion portion of the bavdegalutamide clinical trial. In the fourth quarter of 2021, we initiated a Phase 1b clinical trial with bavdegalutamide in combination with abiraterone for the treatment of men with mCRPC.
In the first half of 2023, we plan to confirm the final dose selection and secure final health authority feedback for a global Phase 3 trial protocol and, in the second half of 2023, initiate a global Phase 3 trial in mCRPC for patients with AR T878/H875 tumor mutations. Also in the second half of 2023, we expect to complete enrollment in the Phase 1b clinical trial with bavdegalutamide in combination with abiraterone.
ARV-471
We are developing ARV-471, an investigational orally bioavailable PROTAC protein degrader targeting the estrogen receptor protein, or ER, for the treatment of patients with locally advanced or metastatic ER positive / HER2 negative breast cancer. In 2019, we initiated a Phase 1/2 clinical trial of ARV-471 designed to assess the safety, tolerability and pharmacokinetics of ARV-471, which also includes measures of anti-tumor activity as secondary endpoints. In the fourth quarter of 2020, we initiated a Phase 1b cohort expansion of ARV-471 in combination with Ibrance® (palbociclib). We have completed dose escalation in the Phase 1 clinical trial. In the first quarter of 2021, we initiated VERITAC, the Phase 2 single agent expansion cohort of the clinical trial. In July 2021, we entered into a collaboration agreement with Pfizer Inc., or Pfizer, pursuant to which we granted Pfizer worldwide coexclusive rights to develop and commercialize ARV-471. In the third quarter of 2022, we initiated TACTIVE-E, a Phase 1b clinical trial with ARV-471 in combination with everolimus in patients with metastatic breast cancer; initiated with Pfizer activities that will enable dosing in TACTIVE-U, a Phase 1b umbrella trial combination trial, with the cyclin-dependent kinase, or CDK, inhibitors abemaciclib and ribociclib in two of the combination arms in the fourth quarter of 2022; initiated with Pfizer a Phase 1b trial with ARV-471 as a monotherapy in Japanese patients; and initiated activity that will enable dosing for TACTIVE-N, a Phase 2 clinical trial with ARV-471 as a monotherapy in patients with early breast cancer in the neoadjuvant setting in the fourth quarter of 2022.
In the fourth quarter of 2022, we plan to present data from the VERITAC Phase 2 dose expansion cohort (with patients dosed at 200 mg and 500 mg). Also in the fourth quarter of 2022, in partnership with Pfizer, we plan to initiate a Phase 3 trial with ARV-471 in combination with palbociclib as a first-line treatment in patients with metastatic breast cancer and initiate a Phase 3 trial with ARV-471 as a second-line treatment in patients with metastatic breast cancer. In 2023, we plan, with Pfizer, to initiate additional arms of the Phase 1b combination trial TACTIVE-U of ARV-471 with other targeted therapies. In the first half of 2023, we plan to present data from the Phase 1b combination trial of ARV-471 with palbociclib at a medical conference.
ARV-766
We are developing ARV-766, an investigational orally bioavailable PROTAC protein degrader for the treatment of men with mCRPC. In preclinical studies, ARV-766 degraded all tested resistance-driving point mutations of AR, including L702H, a mutation associated with treatment with abiraterone and other AR-pathway therapies, which bavdegalutamide did not degrade in preclinical studies. In 2021, we initiated a Phase 1/2 clinical trial of ARV-766 designed to assess the safety, tolerability and pharmacokinetics of ARV-766, which also includes measures of anti-tumor activity as secondary endpoints, including reduction in PSA. In the fourth quarter of 2022, we initiated the Phase 2 expansion portion of the clinical trial at two dose levels.
In the second quarter of 2023, we plan to present Phase 1 dose escalation data.
Bavdegalutamide, ARV-471 and ARV-766 have all demonstrated potent and selective protein degradation in our preclinical studies. We believe that favorable clinical trial results in these initial oncology programs would provide validation of our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins regardless of therapeutic area.
We plan to submit two investigational new drug (IND)/clinical trial authorization (CTA) applications, one in neurology and one in oncology, by the end of 2023, with at least two additional programs in IND- or CTA-enabling studies.
Our Operations
As a result of the COVID-19 pandemic, many companies have experienced disruptions in their operations and in the markets they serve. We have instated some and may take additional precautionary measures intended to help ensure our employees’ well-being and minimize business disruption. We temporarily shut down our laboratories in mid-March 2020 and initiated work with biology contract research organizations, or CROs, but have since reopened our laboratories and our office-based employees are working in a hybrid of remote and in-person work. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on our results of operations and financial position as of September 30, 2022. The full extent of the impacts of COVID-19 on our operations remains uncertain and could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance our preclinical pipeline.
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

To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Since inception through September 30, 2022, we raised approximately $1.3 billion in gross proceeds from the sale of equity instruments and the exercise of stock options and had received an aggregate of $780.5 million in payments primarily from collaboration partners.
We are a clinical-stage company. Bavdegalutamide, ARV-471 and ARV-766 are each in Phase 1/2 clinical trials and our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net loss was $199.6 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $882.5 million.
Our total operating expenses were $281.2 million for the nine months ended September 30, 2022. We anticipate that our expenses will increase substantially due to costs associated with our ongoing and anticipated clinical activities for bavdegalutamide, ARV-471, and ARV-766, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our preclinical and clinical studies and CROs for the synthesis of compounds in our preclinical development activities, as well as other associated costs including the management of our intellectual property portfolio.
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
In the year ended December 31, 2018, we received an upfront non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of our technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. We are eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as mid- to high-single digit tiered royalties, which may be subject to reductions, on net sales of PROTAC targeted protein degrader-related products. We received payments totaling $3.5 million in the nine months ended September 30, 2022, and $1.2 million and $4.4 million in the years ended December 31, 2021 and 2020, respectively, for additional targets and services.
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
Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront non-refundable payment of $17.5 million. Bayer is committed to fund a total of $12.0 million in research funding payments through 2023, of which $10.5 million was received from inception through September 30, 2022, subject to potential increases if our costs for research activities exceed the research funding payments allocated to a Target and certain conditions are met. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.
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
We and Pfizer share equally (50/50) all development costs (including costs for conducting any clinical trials) for the Licensed Products, subject to certain exceptions. Except for certain regions described below, we will also share equally (50/50) all profits and losses in commercialization and medical affairs activities for the Licensed Products in all other countries, subject to certain exceptions.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
AR program development costs	$13.4	$10.6	$40.7	$30.5
ER program development costs	16.1	4.3	51.1	15.9
Other research and development costs	48.0	25.7	124.9	72.1
Total research and development costs	$77.5	$40.6	$216.7	$118.5
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we conduct clinical trials for bavdegalutamide, ARV-471 and ARV-766, including our ongoing Phase 1/2 clinical trials for bavdegalutamide, ARV-471 and ARV-766 and continue to discover and develop additional product candidates. Research and development expenses related to ARV-471 are shared equally with Pfizer from July 22, 2021, the effective date of the ARV-471 Collaboration Agreement. The ER program development costs in the table above reflect the cost sharing with Pfizer.
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
As of September 30, 2022, Arvinas, Inc. had four wholly-owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes.

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
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2022 and 2021

	For the Three Months Ended September 30,			For the For the Nine Months Ended September 30,
(dollars in millions)	2022	2021	$ change	2022	2021	$ change
Revenue	$30.3	$9.3	$21.0	$85.8	$20.4	$65.4
Research and development expenses	77.5	40.6	36.9	216.7	118.5	98.2
General and administrative expenses	20.0	16.0	4.0	64.5	42.8	21.7
Other income	3.2	0.5	2.7	5.9	2.9	3.0
Income tax expense	(2.2)	—	(2.2)	(10.1)	—	(10.1)
Net loss	$(66.2)	$(46.8)	$(19.4)	$(199.6)	$(138.0)	$(61.6)
Revenues
Revenues for the three months ended September 30, 2022 totaled $30.3 million, as compared to $9.3 million for the three months ended September 30, 2021. The increase of $21.0 million was primarily due to revenue from the ARV-471 Collaboration Agreement with Pfizer entered into during the third quarter of 2021.
Revenues for the nine months ended September 30, 2022 totaled $85.8 million, as compared to $20.4 million for the nine months ended September 30, 2021. The increase of $65.4 million was primarily due to revenue from the ARV-471 Collaboration Agreement with Pfizer entered into during the third quarter of 2021.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2022 totaled $77.5 million, compared with $40.6 million for the three months ended September 30, 2021. The increase of $36.9 million was primarily due to an increase in our continued investment in our platform and exploratory programs of $22.3 million as well as increases in expenses related to our AR and ER programs of $2.8 million and $11.8 million, respectively. The increase in spending over all of our programs was primarily due to increased clinical trial costs and related drug manufacturing costs of $14.3 million as we expanded our AR and ER programs into additional clinical studies. Direct expenses related to our platform and exploratory targets increased by $10.7 million as we continued to expand the number of protein targets in the exploratory and lead optimization phases and continued to make investments into our platform discovery efforts. Personnel related costs also increased by $10.5 million, inclusive of $2.8 million of stock compensation expense.

Research and development expenses for the nine months ended September 30, 2022 totaled $216.7 million, compared with $118.5 million for the nine months ended September 30, 2021. The increase of $98.2 million was primarily due to an increase in our continued investment in our platform and exploratory programs of $52.8 million as well as increases in expenses related to our AR and ER programs of $10.2 million and $35.2 million, respectively. The increase in spending over all of our programs was primarily due to clinical trial costs and related drug manufacturing costs of $45.7 million as we expanded our AR and ER programs into additional clinical studies. Personnel related costs increased by $30.3 million, inclusive of $9.7 million of stock compensation expense. Direct expenses related to our platform and exploratory targets also increased by $20.5 million as we continued to expand the number of protein targets in the exploratory and lead optimization phases and continued to make investments into our platform discovery efforts.
General and Administrative Expenses
General and administrative expenses totaled $20.0 million for the three months ended September 30, 2022, compared with $16.0 million for the three months ended September 30, 2021. The increase of $4.0 million was primarily due to an increase of personnel related costs of $2.9 million and professional fees of $2.1 million.
General and administrative expenses totaled $64.5 million for the nine months ended September 30, 2022, compared with $42.8 million for the nine months ended September 30, 2021. The increase of $21.7 million was primarily due to an increase of personnel related costs of $9.7 million, stock compensation expense of $3.8 million, and insurance, taxes and professional fees of $7.7 million.
Other Income
Other income totaled $3.2 million for the three months ended September 30, 2022, compared with $0.5 million for the three months ended September 30, 2021. The increase of $2.7 million was primarily due to higher interest income of $3.1 million from higher interest rates, offset in part by higher realized losses on our marketable securities of $0.3 million and lower refundable research and development credits from the State of Connecticut of $0.3 million, as we are no longer eligible to receive a cash refund for the research and development credits in the State of Connecticut.
Other income totaled $5.9 million for the nine months ended September 30, 2022, compared with $2.9 million for the nine months ended September 30, 2021. The increase of $3.0 million was primarily due to higher interest income of $5.1 million from higher investment balances and higher interest rates, offset in part by forgiveness of debt of $1.0 million in 2021 equal to 50% of the then outstanding loan balance, related to the State of Connecticut loan upon our satisfaction of certain jobs criteria, higher realized losses on our marketable securities of $0.4 million and lower refundable research and development credits from the State of Connecticut of $0.8 million, as we are no longer eligible to receive a cash refund for the research and development credits in the State of Connecticut.
Income Tax Expense
Income tax expense totaled $2.2 million for the three months ended September 30, 2022, compared with zero for the three months ended September 30, 2021, primarily due to current income taxes resulting from revenue recognition for tax purposes from our ARV-471 Collaboration Agreement and the capitalization of research and development expenses incurred on or after January 1, 2022.
Income tax expense totaled $10.1 million for the nine months ended September 30, 2022, compared with zero for the nine months ended September 30, 2021, primarily due to current income taxes resulting from revenue recognition for tax purposes from our ARV-471 Collaboration Agreement and the capitalization of research and development expenses incurred on or after January 1, 2022. Under the Tax Cuts and Jobs Act of 2017, qualified research expenses incurred after 2021 are no longer immediately deductible for tax purposes and instead must be amortized over 5 years for tax purposes. As a result of these items, we expect to fully utilize our federal net operating loss and credit carryforwards in the current year, resulting in current income tax expense for the period.

Liquidity and Capital Resources
Overview
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Since inception through September 30, 2022, we had received an aggregate of $780.5 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut, and raised approximately $1.3 billion in gross proceeds from the sale of equity interests and the exercise of stock options, including:
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
In May 2021, we entered into a lease, which was amended in August 2022, for approximately 160,000 square feet of laboratory and office space to be occupied in 2024. In connection with the signing of the lease and the related amendment, and at our election to increase the landlord’s contribution to the tenant improvement allowance, we issued a letter of credit for $5.5 million, collateralized by a certificate of deposit in the same amount. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year lease term.
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., as agents, pursuant to which we may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market" offering. As of September 30, 2022, no shares have been issued under this agreement.
Cash Flows
Our cash, cash equivalents, restricted cash and marketable securities totaled $1.3 billion as of September 30, 2022 and $1.5 billion as of December 31, 2021. We had an outstanding loan balance of $1.0 million as of each of September 30, 2022 and December 31, 2021.

The following table summarizes our sources and uses of cash for the period presented:

	For the Nine Months Ended September 30,
(dollars in millions)	2022	2021
Net cash (used in) provided by operating activities	$(202.3)	$595.1
Net cash provided by (used in) investing activities	223.4	(1,198.0)
Net cash provided by financing activities	4.2	274.7
Net increase (decrease) in cash, cash equivalents and restricted cash	$25.3	$(328.2)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 totaled $202.3 million, primarily due to our net loss of $199.6 million, a reduction in deferred revenue of $82.8 million and a net reduction in accounts payable and accrued liabilities of $5.0 million, partially offset by non-cash charges of $69.7 million and a decrease in accounts and other receivables of $18.9 million. Non-cash charges consisted primarily of stock compensation expense of $55.4 million, net accretion of bond discounts/premiums of $6.5 million, and depreciation and amortization of $4.6 million.
Net cash provided by operating activities for the nine months ended September 30, 2021 totaled $595.1 million, primarily due to an increase in deferred revenue of $718.3 million driven largely by the ARV-471 Collaboration Agreement and non-cash charges of $48.8 million, partially offset by our net loss of $138.0 million, an increase in prepaid expenses related in part to clinical trials and drug manufacturing contracts of $12.4 million, the payment to obtain a contract of $12.9 million related to the ARV-471 Collaboration Agreement and a net reduction in accrued expenses and accounts payable of $7.6 million. Non-cash charges consisted primarily of stock compensation expense of $40.1 million, net accretion of bond discounts/premiums of $5.2 million and depreciation and amortization of $3.5 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2022 totaled $223.4 million, attributable to sales and maturities of marketable securities in excess of purchases of $229.1 million, offset by purchases of property and equipment of $5.7 million.
Net cash used in investing activities for the nine months ended September 30, 2021 totaled $1,198.0 million, attributable to purchases of marketable securities in excess of the maturities of marketable securities of $1,202.4 million due in part to funds received as part of the ARV-471 Collaboration Agreement and purchases of property and equipment of $2.8 million, offset by sales of marketable securities of $7.2 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 totaled $4.2 million, attributable to the proceeds from the exercise of stock options.
Net cash provided by financing activities for the nine months ended September 30, 2021 totaled $274.7 million, attributable to the proceeds from the issuance of shares of our common stock to Pfizer of $259.9 million (after allocation of a portion of the proceeds to deferred revenue), net of expenses, and proceeds from the exercise of stock options of $14.8 million.
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
•continue a Phase 1/2 clinical trial of our product candidate ARV-766 in men with mCRPC;
•conduct later stage clinical trials of bavdegalutamide, ARV-471 or ARV-766;
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
We had cash, cash equivalents, restricted cash and marketable securities totaling $1.3 billion as of September 30, 2022. We believe that our cash, cash equivalents, restricted cash and marketable securities as of September 30, 2022 will enable us to fund our planned operating expenses and capital expenditure requirements multiple additional years beyond 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
In June 2018, we entered into an additional Assistance Agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of September 30, 2022, $1.0 million remains outstanding under the 2018 Assistance Agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, restricted cash and marketable securities. Interest income earned on these assets totaled $6.3 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of September 30, 2022, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Our outstanding debt totaled $1.0 million as of each of September 30, 2022 and December 31, 2021. Our outstanding debt as of September 30, 2022 carries a fixed interest rate of 3.25% per annum.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently a party to any material legal proceedings. In the future, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
We did not issue any securities that were not registered under the Securities Act during the three and nine months ended September 30, 2022.

Item 6. Exhibits.

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on October 1, 2018).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on October 1, 2018).

10.1*	First Amendment to Lease between 101 College Street, LLC and Arvinas Operations, Inc., dated August 5, 2022.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.00	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
__________________________________________________
*    Filed herewith.
**    Furnished herewith.
†     Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arvinas, Inc.

Date: November 9, 2022	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Sean Cassidy
Sean Cassidy Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)