Form 10-K
period 2022-12-31
ARVINAS, INC.
filed 2023-02-23
CIK 1655759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO x
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2,175.7 million, based on the closing price of the registrant’s Common Stock on such date. The number of shares of registrant’s Common Stock, $0.001 par value per share, outstanding as of February 17, 2023 was 53,271,491.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:
•the initiation, timing, progress and results of our current and future clinical trials of ARV-471, bavdegalutamide (ARV-110), and ARV-766, including statements regarding the period during which the results of the clinical trials will become available;
•the timing of, and our ability to obtain, marketing approval of ARV-471, bavdegalutamide (ARV-110) and ARV-766, and the ability of ARV-471, bavdegalutamide (ARV-110), ARV-766 and our other product candidates to meet existing or future regulatory standards;
•the potential achievement of milestones and receipt of payments under our collaborations, including our collaboration with Pfizer Inc., or Pfizer, entered into in July 2021, or the ARV-471 Collaboration;
•our plans to pursue research and development of other product candidates;
•our plans to submit Investigational New Drug Applications or Clinical Trial Applications;
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

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our future results may differ materially from what we expect. We do not assume any obligation to update any forward-looking statements except as required by applicable law.
This Annual Report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data and estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk. Cross-trial comparisons are not based on head-to-head studies and no direct comparisons can be made.
Throughout this Annual Report on Form 10-K, the “Company,” “Arvinas,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Arvinas, Inc. and its consolidated subsidiaries, or any one or more of them as the context may require, and “our board of directors” refers to the board of directors of Arvinas, Inc.
The Arvinas name and logo are our trademarks. We also own the service mark and the registered U.S. trademark for PROTAC®. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.
Risk Factor Summary
Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include the following:
•We have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability. Our net losses totaled $282.5 million, $191.0 million and $119.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. To date, we have not generated any revenue from product sales and may never be profitable.
•We will need substantial additional funding to continue our operations. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts and raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•Our approach to the discovery and development of product candidates based on our PROTAC technology platform is unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any products.
•We are early in our development efforts. We are developing ARV-471 for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer and bavdegalutamide (ARV-110) and ARV-766 for the treatment of men with metastatic castration-resistant prostate cancer. Additional product candidates are still in preclinical development. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•Drug development involves a lengthy and expensive process, with an uncertain outcome. We cannot be certain of the timely completion or outcome of our preclinical testing and clinical trials. and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. The results of preclinical or early clinical studies of our product candidates may not be predictive of the results of later clinical trials. In addition, interim top-line and preliminary data from our clinical trials that we may announce or publish from time to time can change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data. If we are unable to obtain, or there are delays in obtaining, required regulatory approvals, we will not be able to successfully commercialize our product candidates and our business will be materially harmed.
•We are developing and may continue to develop our product candidates in combination with other drugs. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs, or revoke their approval of such drugs, or if safety, efficacy, manufacturing or supply issues arise with the drugs we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or market our products.
•We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•We currently have, and anticipate in the future seeking additional, third-party collaborators for the research, development, and potential future commercialization of some of our PROTAC programs. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Further, we may seek to establish additional collaborations. If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.
•We rely, and expect to continue to rely, on third party research organizations to conduct our clinical trials and third party manufacturing organizations for the manufacture of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials, and we expect to continue to do so for commercialization. If the third party research organizations on which we relay do not perform satisfactorily, including failing to meet deadlines for the completion of trials, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Further, our reliance on third party manufacturing organizations may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
•We will need to grow the size of our organization, and we may experience difficulties in managing this growth, which could disrupt our operations. In particular, if we are not able to establish sales and marketing capabilities, we may not be successful in commercializing our product candidates if and when they are approved.
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
•Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations

PART I
Item 1. Business.
Overview
We are a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies that degrade disease-causing proteins. We use our PROTAC Discovery Engine, our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. We have a robust preclinical pipeline of PROTAC protein degraders targeting a broad range of intracellular disease targets, including those representing proteins that currently cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in areas of unmet need, including oncology (including immuno-oncology), neuroscience and other therapeutic areas. We have three investigational clinical stage programs: ARV-471, a novel PROTAC estrogen receptor, or ER, protein degrader for the treatment of patients with locally advanced or metastatic ER positive / human epidermal growth factor receptor 2, or HER2, negative, or ER+/HER2-, breast cancer and bavdegalutamide (ARV-110) and ARV-766, each an oral PROTAC protein degrader that targets the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC.
ARV-471
ARV-471 is an investigational orally bioavailable PROTAC protein degrader designed to target and degrade the ER for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer. We are co-developing ARV-471 with Pfizer, Inc., or Pfizer, pursuant to a collaboration agreement that we and Pfizer entered into in July 2021. We granted Pfizer worldwide co-exclusive rights to develop and commercialize ARV-471.
In preclinical studies, ARV-471 demonstrated near-complete ER degradation in tumor cells, induced robust tumor shrinkage when dosed as a single agent in multiple ER-driven xenograft models, and showed superior anti-tumor activity when compared to a standard of care agent, fulvestrant, both as a single agent and in combination with a cyclin-dependent kinase, or CDK, 4/6 inhibitor. In 2019, we initiated a Phase 1 clinical trial of ARV-471 designed to assess the safety, tolerability and pharmacokinetics of ARV-471, which also included measures of anti-tumor activity as secondary endpoints and in the fourth quarter of 2020, we initiated a Phase 1b cohort expansion of ARV-471 in combination with the CDK4/6 inhibitor Ibrance® (palbociclib). In 2021, we initiated VERITAC, the Phase 2 single agent expansion cohort of the ARV-471 clinical trial.

In the third quarter of 2022, we initiated TACTIVE-E, a Phase 1b clinical trial with ARV-471 in combination with everolimus in patients with metastatic breast cancer. Also in the third quarter of 2022, we initiated with Pfizer a Phase 1b trial of ARV-471 as a monotherapy in Japanese patients.

In the fourth quarter of 2022, we presented initial data from VERITAC at the San Antonio Breast Cancer Symposium and we initiated, with Pfizer, the VERITAC-2 Phase 3 trial with ARV-471 as a monotherapy as a second-line and later treatment in patients with ER+/HER2- metastatic breast cancer. Also in the fourth quarter of 2022, we initiated the first of two arms in the ongoing Phase 1b umbrella trial of ARV-471, with ARV-471 in combination with each of the CDK4/6 inhibitors abemaciclib and ribociclib (TACTIVE-U). We initiated the second of two arms in the first quarter of 2023. In addition, in the fourth quarter of 2022, we initiated a Phase 2 clinical trial with ARV-471 as a monotherapy in patients with early breast cancer in the neoadjuvant setting (TACTIVE-N).

In the first quarter of 2023, we and Pfizer requested a meeting with the U.S. Food and Drug Administration, or the FDA, to review the proposed update to the trial protocol for the VERITAC-3 first-line, metastatic ER+ / HER2- breast cancer Phase 3 trial of ARV-471 in combination with IBRANCE® (palbociclib) to determine the optimal dose of palbociclib as part of the trial design. Following correspondence and alignment with the FDA, we and Pfizer determined an approach to the planned Phase 3 trial to enable trial initiation in the second half of 2023, which includes a Phase 3 lead-in to evaluate the optimal dose of palbociclib (100 mg or 75

mg) in combination with 200 mg ARV-471. This approach follows the recent analysis of data from the ongoing Phase 1b combination study of ARV-471 with palbociclib, in which an increase in palbociclib exposure was observed relative to historical palbociclib pharmacokinetic data.
In the first half of 2023, we expect, with Pfizer, to provide an update with preliminary data from the Phase 1b combination trial with palbociclib (Part C of the Phase 1/2 trial) and in the second half of 2023, we expect, with Pfizer, to submit and present data from the Phase 1b combination trial of ARV-471 with palbociclib at a medical congress and. Also in the second half of 2023, we expect, with Pfizer, to initiate a Phase 3 trial with ARV-471 in combination with palbociclib as a first-line treatment in patients with ER+ / HER2- locally advance or metastatic breast cancer. and initiate additional arms of the TACTIVE-U, Phase 1b combination trial with other targeted therapies, during 2023.
Bavdegalutamide (ARV-110)
Bavdegalutamide (ARV-110) is an investigational orally bioavailable PROTAC protein degrader designed to target and degrade the AR, for the treatment of men with mCRPC.
In preclinical studies, bavdegalutamide demonstrated activity of AR mutation or overexpression, both common mechanisms of resistance to currently available AR-targeted therapies. In 2019, we initiated a Phase 1/2 clinical trial of bavdegalutamide designed to assess the safety, tolerability and pharmacokinetics of bavdegalutamide and also included measures of anti-tumor activity as secondary endpoints, including reduction in prostate specific antigen, or PSA, a well-recognized biomarker of prostate cancer progression. In 2019, we also received Fast Track designation for bavdegalutamide for mCRPC. In 2020, we initiated ARDENT, the Phase 2 single agent expansion portion of the bavdegalutamide clinical trial. In 2021, we initiated a Phase 1b clinical trial of bavdegalutamide in combination with abiraterone for the treatment of men with mCRPC.
In the first quarter of 2022, we announced completed Phase 1 and interim ARDENT data for bavdegalutamide at the 2022 American Society of Clinical Oncology Genitourinary (ASCO GU) Cancers Symposium.
We expect to initiate a global Phase 3 trial with a confirmed dose for bavdegalutamide for the treatment of men with mCRPC with AR T878/H875 tumor mutations in the second half of 2023. Also in the second half of 2023, we expect to complete enrollment in the Phase 1b clinical trial with bavdegalutamide in combination with abiraterone.
ARV-766
ARV-766 is an investigational orally bioavailable PROTAC protein degrader designed to target AR with a different profile than bavdegalutamide, as a potential treatment for men with mCRPC.
In preclinical studies, ARV-766 degraded all tested resistance-driving point mutations of AR, including L702H, a mutation associated with treatment with abiraterone and other AR-pathway therapies. In 2021, we initiated a Phase 1/2 clinical trial for ARV-766 designed to assess the safety, tolerability and pharmacokinetics of ARV-766, which trial also includes measures of anti-tumor activity as secondary endpoints, including reduction in PSA. In the second half of 2022, we initiated a Phase 2 expansion trial of ARV-766 for the treatment of men with mCRPC.
We expect to share data from the Phase 1 dose escalation trial of ARV-766 for the treatment of mCRPC in the second quarter of 2023.
We anticipate initiating a Phase 1b or Phase 2 dose escalation trial for either of bavdegalutamide or ARV-766 in patients with AR-dependent tumors who have not previously received novel hormonal agents, or NHA, such as enzalutamide or abiraterone, and who may benefit from bavdegalutamide or ARV-766 therapy, in the second half of 2023.
Each of ARV-471, bavdegalutamide and ARV-766 has demonstrated potent and selective protein degradation in our preclinical studies. We believe favorable clinical trial results in these initial oncology programs could provide validation of our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins regardless of therapeutic area.

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

We have designed and optimized our proprietary PROTAC Discovery Engine for the discovery of PROTAC therapeutics to address diseases caused by abnormal proteins or aberrant protein expression. We engineer our PROTAC targeted protein degraders to tag a target protein for degradation through the ubiquitin proteasome system, one of the cell’s natural protein disposal systems, and then to iteratively degrade additional target protein molecules. The PROTAC Discovery Engine includes advanced screening capabilities, including in-house high-throughput and deoxyribonucleic acid, or DNA, -encoded library screening abilities that are tailored to the needs of incorporation into PROTAC protein degraders and to optimize their drug-like properties. Following selection and identification, we use tools including predictive computational modeling and privileged linkers that allow the potential for increased potency and selectivity. Finally, we have utilized our own proprietary PROTAC-specific optimization strategies, which we refer to as the Arvinas Rules, to create PROTAC degraders that, for example, are capable of being delivered through multiple routes of administration, including oral delivery, as well as PROTAC targeted protein degraders that are able to penetrate the blood brain barrier.
In addition to our clinical product candidates, we are expanding our pipeline by utilizing our platform to potentially address historically undruggable targets. Unlike existing small molecule inhibitor therapies, our PROTAC targeted protein degraders can degrade proteins using any available binding site, including low-affinity active binding sites or non-functional binding sites, bringing biological utility to ligands that would otherwise be ineffective. While some gene-based medicines are also seeking to address undruggable targets, we believe that our PROTAC targeted protein degraders confer the advantages of traditional small molecule therapies, such as broad tissue distribution, multiple routes of administration, including oral delivery, a well-established development pathway and relative ease of manufacturing.
We are further diversifying our pipeline by developing new PROTAC targeted protein degraders against targets for which we believe protein degradation offers advantages to existing therapeutic modalities, including PROTAC degraders that are designed to reach targets in deep brain regions and are capable of being delivered through multiple routes of administration, including oral delivery. We have engineered PROTAC targeted protein degraders that, in preclinical studies, have successfully achieved blood-brain barrier penetration, a key step in developing drugs with the potential to treat neurodegenerative disease. We believe there are many other indications for which our PROTAC technology may be advantageous.
By year-end 2023, we expect to submit an investigational new drug, or IND, application or clinical trial application, or CTA, for our PROTAC degrader designed to target each of the BCL6 protein, a protein mutated in patients with different forms of Non-Hodgkins Lymphoma, or NHL, including Diffuse Large B-Cell Lymphoma, or DLBCL, and the LRRK2 protein, a protein kinase that has been genetically linked to some forms of Parkinson's Disease, or PD. We also expect to progress at least two additional PROTAC protein degrader programs in IND-enabling or CTA-enabling studies by year-end 2023.
Our Strategy
Our mission is to discover, develop, and commercialize therapies that improve the lives of patients suffering from debilitating and life-threatening diseases. We use our proprietary PROTAC Discovery Engine Platform to engineer PROTAC targeted protein degraders that are designed to harness the body’s own natural protein disposal system to selectively and efficiently remove disease-causing proteins. We believe that our proprietary PROTAC technology is a new therapeutic modality with the potential to provide distinct advantages over existing therapies and to address a broad range of targets, including undruggable proteins. The key elements of our strategy are to:
•Advance clinical development of our lead programs, which address the well-understood oncology targets AR and ER. Our strategy for our PROTAC platform includes the initial pursuit of oncology targets with well-understood biology, well-characterized disease models and established biomarkers. We have one product candidate in Phase 3 clinical development and two product candidates in Phase 2 clinical development. We are focused on creating potential therapies for patients in both oncology and neuroscience and we believe favorable clinical trial results in these initial oncology programs would validate the broader therapeutic potential of our PROTAC technology and PROTAC Discovery Engine.
•Utilize our PROTAC Discovery Engine platform to address historically undruggable and difficult-to-drug targets. We are applying our platform to develop treatments for diseases associated with historically undruggable targets. Our platform enables us to build PROTAC targeted protein degraders with the potential to degrade these proteins through the cell’s natural protein degradation process using any available binding site, including low-affinity active binding sites or non-functional binding sites, bringing biological utility to ligands that would otherwise be inactive. We also believe that many “difficult-to-drug” targets, where prior approaches are inadequate, will also provide opportunities to apply our PROTAC Discovery Engine.
•Selectively collaborate to realize the full potential of our platform. We are using our PROTAC Discovery Engine to build an extensive pipeline of product candidates. Our co-development/co-commercialization collaboration with Pfizer has the potential to accelerate and broaden global development and commercialization of ARV-471. In an effort to realize the full potential of our PROTAC technology, our ongoing strategic collaborations with Bayer AG, or Bayer, Genentech, Inc. and F. Hoffman-La Roche Ltd., or Genentech, and Pfizer address targets across multiple therapeutic areas. In addition to these collaborations in human therapeutics, in 2019 we established a joint venture called Oerth Bio LLC, or Oerth Bio, with Bayer to pursue our PROTAC technology in agricultural applications. We have and plan to continue to selectively pursue collaborations with leading biopharmaceutical companies with specialized capabilities or know-how, including global development and commercial expertise and capabilities for those products for which we retain full development and commercialization rights. We believe this selective approach to collaboration will further broaden the therapeutic reach of our PROTAC technology, as well as complement and expand our internal development expertise.
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
•Continue to expand the capabilities of our PROTAC Discovery Engine and the breadth of our intellectual property portfolio. We are investing in our research and development activities to expand the capabilities of our PROTAC Discovery Engine and the breadth of our intellectual property portfolio. This includes: research into novel E3 ligases, key proteins in the ubiquitin proteasome system, that may have tissue-specific or disease-specific features; the discovery of novel binding ligands; the discovery of orally bioavailable and blood brain barrier penetrant PROTAC protein degraders; and improvement of our PROTAC targeted protein degrader design and optimization processes. We have exclusive worldwide rights to our platform technology, as well as issued patents for composition of matter in the United States and other countries for ARV-471 and bavdegalutamide and patent applications pending for composition of matter in the United States and key countries for ARV-766 and patent applications pending for composition of matter in the United States and other key countries for our exploratory programs. We also have patents and pending patent applications for broad platform coverage for other PROTAC targeted protein degraders using specific E3 ligases.
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
Design and Optimization of our PROTAC Targeted Protein Degraders
As genomic knowledge and advances in genome mapping have increased, the understanding of proteins implicated in diseases has similarly increased. We undertake a rigorous evaluation process to prioritize protein targets for which we believe our PROTAC approach can achieve differentiated clinical outcomes for patients over existing modalities. Our PROTAC Discovery Engine is built from over 20 years of experience, know-how, and intellectual property and comprises three stages:

Ligase Selection and Ligand Identification
•E3 KnowledgeBase - The human body has more than 600 E3 ligases, and we select ligands for E3 ligases from our proprietary library for incorporation into our PROTAC targeted protein degraders. We continue to research additional E3 ligases that are expressed in specific tissues or diseases, and identify or discover associated binding ligands, to create novel PROTAC protein degraders that recruit E3 ligases with targeted expression patterns, such as tumor or central nervous system-localized E3 ligases, that may be beneficial for the development of targeted cancer and neurologic therapies. To enable targeted protein degradation via alternative E3 ligases, we have discovered and characterized novel small molecule ligands targeting the E3 ligase KLHDC2. We have functionalized these novel KLHDC2-targeting small molecules into robust and potent KLHDC2- PROTAC degraders and demonstrate KLHDC2-dependent degradation of target proteins across cell lines. Furthermore, we have leveraged biochemical studies to understand mechanistic assembly of the KLHDC2 holo-E3 complex together with its cognate adapter proteins in addition to structural studies to show the dynamic tetramer formation of KLHDC2 E3 assemblies induced by small molecule engagement. In doing so, we have expanded the arsenal of E3 ligases that can be targeted by small molecules and may be hijacked for targeted protein degradation. We believe our success with the diverse set of E3 ligases that we are currently employing and the binders of other E3 ligases that we are researching provide us with a competitive advantage as we develop a range of products with different technical characteristics.
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
•Predictive Computational Modeling - We use trimer structure-based computational modeling, sometimes aided by structural biology-generated insights, and design algorithms to rapidly identify potent degraders.
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
Deliverability
We have developed PROTAC targeted protein degraders that are capable of being delivered orally, intravenously, subcutaneously and intrathecally, among other routes of administration, as well as PROTAC targeted protein degraders that are able to penetrate the blood brain barrier. The multiple routes of delivery for our PROTAC targeted protein degraders potentially provide many attractive clinical dosing options. For example, oral delivery can offer a differentiating, competitive and commercial advantage over other therapeutic approaches such as gene-based medicines which require parenteral administration. Further, oral administration avoids risks of adverse events associated with intravenous or intramuscular administration, such as the potential for infection and blood clots at the infusion site.
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
PROTAC-induced degradation may offer a solution for historically undruggable proteins because only binders, not functional inhibitors, are needed to facilitate E3 ligase recruitment and initiation of the degradation process. The probability of finding a suitable ligand using binding-site-agnostic screening is increased because the function of the ligand itself is not required. As a result, there is the potential for PROTAC targeted protein degraders to generate therapeutics from poorly selective ligands, weak-affinity ligands, or ligands that may not be intrinsically biologically active.

Our Product Pipeline and Programs
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

# Our broad pipeline includes the first pivotal trials for PROTAC® degraders

| Program | Therapeutic Area / Indication | Preclinical | Phase 1/1b | Phase 2 | Phase 3 |
|---|---|---|---|---|---|
| **ARV-471** Global co-development/ co-commercialization partners with Pfizer | **Oncology:** ER+/HER2- Breast Cancer | ☆ **VERITAC-2:** ARV-471 monotherapy 2L pivotal trial | | | |
| | | ☆ *VERITAC-3: ARV-471 + palbociclib as 1L combination therapy* | | | |
| | | ☆ *ARV-471 monotherapy in the adjuvant setting* | | | |
| | | **VERITAC:** ARV-471 monotherapy dose expansion (2L+) | | | |
| | | **TACTIVE-N:** ARV-471 in neoadjuvant setting | | | |
| | | **TACTIVE-E:** ARV-471 + everolimus | | | |
| | | **TACTIVE-U:** ARV-471 in combination with ribociclib, abemaciclib, and other targeted therapies | | | |
| **Bavdegalutamide (ARV-110)** | **Oncology:** Prostate Cancer | ☆ *Bavdegalutamide monotherapy (878/875+ 2L+)* | | | |
| | | **ARDENT: Bavdegalutamide monotherapy dose expansion (2L+)** | | | |
| | | ***Bavdegalutamide + abiraterone (2L+)*** | | | |
| **ARV-766** | | **ARV-766 monotherapy dose escalation (2L+)** | | | |
| | | **ARV-766 monotherapy dose expansion (2L+)** | | | |
| **AR-V7†, BCL6, KRAS-G12D/V†, Myc†, HPK1** ***Undisclosed Targets*** | **Oncology:** Solid and Haematological Malignancies | **BCL6 IND/CTA expected in 2023** | **2 additional programs in IND-enabling studies by end of 2023** | | |
| **LRRK2 Tau†, α-Synuclein, mHTT** ***Undisclosed Targets*** | **Neurodegenerative Disorders** | **LRRK2 IND/CTA expected in 2023** | | | |

*Anticipated*

☆ *Pivotal Trial*

ARVINAS

ER+/HER2-, estrogen receptor+/human epidermal growth factor receptor 2-; mCRPC, metastatic castration-resistant prostate cancer; BCL6, B-cell lymphoma 6 protein; KRAS, Kirsten rat sarcoma; HPK1, hematopoietic progenitor kinase 1; mHTT, mutant huntingtin. IND, investigational new drug; CTA, clinical trial application
These agents are currently under investigation. Their safety and effectiveness for these investigational uses have not been established.
† Denotes historically undruggable proteins
In addition to the programs above and our early-stage development collaborations with Pfizer, Genentech, and Bayer, we are conducting exploratory research and development work on multiple other undisclosed targets.
Our Clinical Stage Programs
ARV-471 for the Treatment of Patients with Locally Advanced or Metastatic ER + / HER2 - Breast Cancer
We are developing ARV-471, an orally bioavailable ER degrading PROTAC targeted protein degrader, as an alternative to, and potentially more potent degrader than, the intramuscular injection fulvestrant and other selective ER degraders currently approved or in development for the treatment of patients with locally advanced or metastatic ER+ / HER2- breast cancer. We have chosen ER degradation as a therapeutic focus given the well-documented biology of ER signaling as a principal driver in a high percentage of breast cancers. ARV-471 has demonstrated activity in ER+ breast cancer preclinical models. We are clinically investigating ARV-471 for use as a single agent and in combination with CDK4/6 inhibitors such as palbociclib, abemaciclib and ribociclib, everolimus and other targeted therapies. We believe ARV-471 has the potential to improve clinical outcomes over current standards of care for patients with locally advanced or metastatic ER+ / HER2- breast cancer as well as in earlier treatment settings.

Breast Cancer - Patient Population and Market Opportunity
Breast cancer is the most common cancer diagnosed among women in the United States and the second leading cause of cancer death in women. The American Cancer Society estimates that in 2023 there will be approximately 298,000 women diagnosed with invasive breast cancer in the United States and that one in eight women in the United States will develop breast cancer in her lifetime. Approximately 67% to 80% of all breast cancers are ER+.
Treatment options for breast cancer depend on many different factors, including the stage of the cancer and whether the cancer cells contain hormone receptors. Patients with locally advanced or metastatic breast cancer are treated with systemic therapy, including hormone therapy, chemotherapy and targeted therapy, either as single-agents or in combination. Patients with locally advanced or metastatic ER+ / HER2- breast cancer are often treated with hormone therapy, such as an aromatase inhibitor, sometimes in combination with targeted drugs such as CDK4/6 inhibitors. In patients with aggressive disease or whose disease continues to progress with a hormonal treatment regimen, chemotherapy may be prescribed. Treatment with chemotherapy is generally postponed for as long as possible due to the potential for severe side effects including neuropathies, nausea, diarrhea, decreased mental capacity and increased risk of infections.
A current standard of care for patients with ER+ / HER2- locally advanced or metastatic breast cancer is fulvestrant, an ER degrader administered as a monthly intramuscular injection, either as a single-agent or in combination with another targeted therapy. While fulvestrant has validated the importance of ER degradation as a therapeutic intervention, up to 50% of ER can remain when compared to baseline levels after six months of treatment with fulvestrant, providing an opportunity for more potent ER degraders. In January 2023, the FDA approved the ER degrader elacestrant for postmenopausal women or adult men with ER+ / HER2-, ESR1-mutated advanced or metastatic breast cancer with disease progression following at least one line of endocrine therapy.
Preclinical Development
We have conducted a comprehensive preclinical program to study ARV-471 as a potential treatment for patients with locally advanced or metastatic ER+ / HER2- breast cancer. In our preclinical studies, ARV-471 demonstrated superior ER degradation compared to fulvestrant. ARV-471 has also demonstrated superior tumor regression when combined with a CDK4/6 inhibitor compared to fulvestrant and the same combination partner.
In in vitro models, ARV-471 has induced ER degradation in multiple cell lines typically used in breast cancer research. In in vivo experiments ARV-471 has achieved superior tumor growth inhibition and degradation compared to fulvestrant. We have tested ARV-471 for tumor growth inhibitory activity using an industry-standard MCF-7 xenograft mouse model. MCF-7 is a well-characterized estradiol-dependent ER+ / HER2- cell line that forms tumors when implanted in the mammary fat pad of female mice. ARV-471 resulted in very high tumor growth inhibition when dosed daily orally at 10 mpk and more than 80% tumor shrinkage when dosed daily orally at 30 mpk for 28 days. At both doses, ARV-471 demonstrated superior activity compared to a clinically relevant dose of fulvestrant, which is 200 mpk twice per week for two weeks and then once per week for two weeks. After 28 days of dosing in this efficacy study, the MCF-7 tumors were removed from the mice and processed for western blots to observe the level of ER degradation induced by oral dosing of ARV-471. ARV-471 reduced ER by 85%, on average, at 10 mpk as compared to the control tumors and by 89%, on average, at 30 mpk as compared to the control tumors.
We have also conducted preclinical studies to test ARV-471 in a tumor line derived directly from a patient, referred to as a patient derived xenograft, or PDX, model. This model is derived from a tumor with an ESR1 mutation (Y537S), which is a mutation in the ER that occurs in patients who have been treated with standard-of-care agents such as tamoxifen or an aromatase inhibitor, such as letrozole, and has been cited as a mechanism of resistance to those drugs. These studies included a comparison with fulvestrant. In this 28-day dosing study, oral ARV-471 inhibited tumor growth by 99% at the 10 mpk dosing level and by 106% at the 30 mpk dosing level which was observed to be superior at both dosing levels to a clinically relevant dose of 200 mpk of fulvestrant. Further, ARV-471 was shown to reduce ER by 79% and 88% at the 10 mpk and 30 mpk dosing levels, respectively, compared with 63% at the 200 mpk of fulvestrant dosing level.

We have also conducted studies of ARV-471 in combination with palbociclib, a CDK4/6 inhibitor that is standard of care when used together with fulvestrant. In these studies, we have achieved significant tumor shrinkage with ARV-471 in ER+ / HER2- MCF-7 xenograft models. As shown in the figure below, in a 28-day dosing study in MCF-7 xenografts, ARV-471 at 30 mpk daily in combination with palbociclib was superior in shrinking tumors, as compared to either palbociclib as a single agent at 60 mpk daily, or the standard-of-care combination of palbociclib at 60 mpk daily plus fulvestrant at 200 mpk twice per week for two weeks and then once per week for two weeks.

Vehicle
Palbociclib
Fulvestrant + Palbociclib
ARV-471 + Palbociclib
Mean Tumor Volume (mm2)
800
700
600
500
400
300
200
100
0
0
3
7
10
14
17
21
24
28
Days of Treatment

We believe that ARV-471 may also show compelling activity in combination with other targeted agents currently used or in clinical trials for locally advanced or metastatic breast cancer including PI3K and mTOR inhibitors and have tested and plan to continue to test these combinations in preclinical models.
Our Clinical Trials
In 2019, we initiated dosing in a Phase 1 clinical trial for ARV-471. The trial is an open-label dose-escalation study in which we dosed with locally advanced or metastatic ER+ / HER2- breast cancer who had progressed on at least two prior endocrine therapy regimens and a CDK4/6 inhibitor. Eligible patients may have also received up to three prior regimens of cytotoxic chemotherapy.
In 2020, we amended the protocol for our Phase 1 clinical trial for ARV-471, to include the Phase 2 expansion cohort and a Phase 1b cohort expansion of ARV-471 in combination with Ibrance® (palbociclib), respectively. The dose escalation portion of our Phase 1/2 clinical trial of ARV-471 was designed to assess safety, tolerability and pharmacokinetics, or PK, of ARV-471 in patients with locally advanced or metastatic ER+/HER2- breast cancer, as well as measures of anti-tumor activity as secondary endpoints.
In 2021, we initiated VERITAC, the Phase 2 cohort expansion portion of the ARV-471 clinical trial. We announced initial results from VERITAC in the fourth quarter of 2022. In VERITAC, patients were treated with either 200 mg or 500 mg ARV-471 with a primary endpoint of clinical benefit rate, or CBR, (rate of confirmed complete response, confirmed partial response, or stable disease ≥ 24 weeks). Secondary endpoints included overall response rate, or ORR, duration of response, or DOR, progression free survival, or PFS, and overall survival, or OS, as well as safety and pharmacokinetics.

As of the data cut-off date of June 6, 2022, 71 patients with locally advanced or metastatic ER+/HER2- breast cancer in the VERITAC expansion cohort were treated once-daily with oral doses of ARV-471 at 200 mg (n=35) or 500 mg (n=36). All patients were previously treated with CDK 4/6 inhibitors; 79% of patients were previously treated with fulvestrant; 73% of patients were previously treated with chemotherapy; and 45% received chemotherapy in the metastatic setting. Patients in VERITAC had a median of four lines of prior therapies.

At the time of data cutoff, ARV-471 administered at 200 mg (n=35) and 500 mg (n=36) demonstrated antitumor activity in all CDK4/6 inhibitor-pretreated patients, as measured by a CBR of 38% (total n=71) in all patients, 51.2% in patients with mutant ESR1 tumors (n=41), and 20% in patients with ESR1 wild-type tumors (n=25). At 200 mg, ARV-471 achieved a CBR of 37.1% (n=35) in all patients and 47% in patients with mutant ESR1 tumors (n=19); and at 500 mg, a CBR of 39% (n=36) in all patients and 55% in patients with mutant ESR1 tumors (n=22).

ARV-471 also demonstrated preliminary median progression-free survival, or mPFS, of 3.7 months, a secondary endpoint, in all evaluable patients (n=71) and 5.7 months in patients with mutant ESR1 tumors (n=41) For the 200 mg cohort, ARV-471 demonstrated mPFS of 3.5 months in all evaluable patients (n=35) and 5.5 months in patients with mutant ESR1 tumors (n=19). At the time of the data cutoff, data for the 500 mg cohort were immature and therefore not included in a separate analysis.

ARV-471 was well tolerated across both dose levels. Treatment related adverse events (TRAEs) were primarily Grade 1 and 2, with five patients experiencing Grade 3/4 TRAEs. In the 200 mg cohort, TRAEs were: Grade 1 (n=13): 37%; Grade 2 (n=13): 37%; and Grade 3 or 4 (n=2): 6%. Grade 3/4 TRAEs in the 200 mg cohort were Grade 3 QT prolonged (n=1) and Grade 3 thrombocytopenia and Grade 4 hyperbilirubinemia (n=1). In the 500 mg cohort, TRAEs were: Grade 1 (n=11): 31%; Grade 2 (n=9): 25%; and Grade 3 or 4 (n=3): 8%. Grade 3/4 TRAEs in the 500 mg cohort were Grade 3 fatigue (n=1), Grade 3 decreased appetite (n=1), and Grade 3 neutropenia (n=1).

There was one discontinuation due to a treatment-emergent adverse event, or TEAE, and no dose reductions in the 200 mg cohort. There were two discontinuations and three dose reductions in the 500 mg cohort.
In the third quarter of 2022, we initiated TACTIVE-E, a Phase 1b clinical trial with ARV-471 in combination with everolimus in patients with metastatic breast cancer. Also in the third quarter of 2022, we initiated with Pfizer a Phase 1b trial of ARV-471 as a monotherapy in Japanese patients.

In the fourth quarter of 2022, we and Pfizer initiated the VERITAC-2 Phase 3 trial with ARV-471 as a second-line treatment in patients with ER+ / HER2- metastatic breast cancer, which trial is actively recruiting. In the fourth quarter of 2022, we also initiated with Pfizer TACTIVE-U, the Phase 1b trial with ARV-471 in combination with ribociclib and abemaciclib, in two of the combination arms. In addition, we have initiated sites and are actively recruiting patients for TACTIVE-N, a Phase 2 clinical trial with ARV-471 as a monotherapy in patients with early breast cancer in the neoadjuvant setting in the fourth quarter of 2022.

In the fourth quarter of 2022, we presented initial data from VERITAC at the San Antonio Breast Cancer Symposium and we initiated, with Pfizer, the VERITAC-2 Phase 3 trial with ARV-471 as a monotherapy as a second-line and later treatment in patients with ER+/HER2- metastatic breast cancer. Also in the fourth quarter of 2022, we initiated the first of two arms in the ongoing Phase 1b umbrella trial of ARV-471, with ARV-471 in combination with each of the CDK4/6 inhibitors abemaciclib and ribociclib (TACTIVE-U). We initiated the second of two arms in the first quarter of 2023. In addition, in the fourth quarter of 2022, we initiated a Phase 2 clinical trial with ARV-471 as a monotherapy in patients with early breast cancer in the neoadjuvant setting (TACTIVE-N).

In the first quarter of 2023, we provided an update from the most recent analysis of data from the ongoing Phase 1b trial of ARV-471 in combination with palbociclib. The following were observed:
•An approximate increase of 50% in mean palbociclib exposure (i.e., pharmacokinetic area under the curve and Cmax) in the fed state was observed relative to historical palbociclib pharmacokinetic data in the fasted state.
•Grade 3/4 neutropenia, a known dose-related adverse reaction associated with palbociclib, was 76% for 200 mg ARV-471 with 125 mg palbociclib (n=21).
•As per the U.S. Package Insert, or USPI, the starting dose of palbociclib for patients with ER+ / HER2- metastatic breast cancer is 125 mg. As per the palbociclib USPI, a Grade ≥3 decrease in neutrophil counts was reported in 66% of patients receiving IBRANCE plus letrozole in Study 1 (PALOMA-2) and 66% of patients receiving IBRANCE plus fulvestrant in Study 2 (PALOMA-3).
•There was no increase in the rate of infection reported in the ARV-471 with palbociclib Phase 1b investigation relative to the rates reported in the registrational Phase 3 studies of palbociclib.
•The neutropenia events in the ARV-471 Phase 1b trial were manageable with standard dose reductions of palbociclib.
•In the arm combining palbociclib with 200 mg ARV-471, one of 21 patients discontinued.
In the first quarter of 2023, we announced updated guidance related to the anticipated initiation of the VERITAC-3 first-line, metastatic ER+ / HER2- breast cancer Phase 3 trial of ARV-471 in combination with IBRANCE® (palbociclib). In the most recent analysis of data from the ongoing Phase 1b combination trial of ARV-471 with palbociclib, an increase in palbociclib exposure was observed relative to historical palbociclib pharmacokinetic data. In light of the recent data analysis, in the first quarter of 2023, we and Pfizer requested a meeting with the U.S. Food and Drug Administration, or the FDA, to review the proposed update to the trial protocol for the VERITAC-3 first-line, metastatic ER+ / HER2- breast cancer Phase 3 trial of ARV-471 in combination with IBRANCE® (palbociclib) to determine the optimal dose of palbociclib as part of the trial design. Following correspondence and alignment with the FDA, we and Pfizer determined an approach to the planned Phase 3 trial to enable trial initiation in the second half of 2023, which includes a Phase 3, lead-in to evaluate the optimal dose of palbociclib (100 mg or 75 mg) in combination with 200 mg ARV-471. Based on this modified approach, we and Pfizer expect to initiate the trial, as anticipated, in the second half of 2023.
In the first half of 2023, we expect, with Pfizer, to provide an update with preliminary data from the Phase 1b combination trial with palbociclib (Part C of the Phase 1/2 trial) and in the second half of 2023, we expect, with Pfizer, to submit and present data from the Phase 1b combination trial of ARV-471 with palbociclib at a medical congress and. Also in the second half of 2023, we expect, with Pfizer, to initiate a Phase 3 trial with ARV-471 in combination with palbociclib as a first-line treatment in patients with ER+ / HER2- locally advance or metastatic breast cancer. and initiate additional arms of the TACTIVE-U, Phase 1b combination trial with other targeted therapies, during 2023.

Bavdegalutamide (ARV-110) and ARV-766 for the Treatment of Men with Metastatic Castration-Resistant Prostate Cancer
We are developing bavdegalutamide (ARV-110) and ARV-766, each an orally bioavailable, AR degrading PROTAC targeted protein degrader, for the treatment of men with mCRPC. Both bavdegalutamide and ARV-766 demonstrated activity in preclinical models of AR overexpression and AR mutations, both common mechanisms of resistance to current standard-of-care agents in men with prostate cancer. We believe that the differentiated PROTAC pharmacology of bavdegalutamide and ARV-766, including their iterative activity, has the potential to translate into significantly improved clinical outcomes over current standard-of-care agents.
Prostate Cancer - Patient Population and Market Opportunity
In the United States, prostate cancer is the second leading cause of cancer death in men. Current estimates predict that one in eight men will be diagnosed with prostate cancer in his lifetime. The American Cancer Society estimates that in 2023 there will be over 288,000 new cases of prostate cancer in the United States and approximately 34,700 deaths from the disease. Men with mCRPC have a poor prognosis and a predicted survival rate of fewer than two years from the initial time of progression.
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
AR remains the principal driver of castration-resistant prostate cancer progression during the transition from localized to metastatic disease, with AR gene amplification occurring in 40% to 60% of patients, amplification of a transcription regulatory region upstream of the AR gene occurring in 70% to 87% of patients, and AR point mutations occurring in approximately 15% of patients. Between 15% to 25% of patients do not respond to either abiraterone or enzalutamide and the vast majority of the responsive patients will ultimately become resistant, resulting in limited survival. There remains meaningful unmet medical need in the treatment paradigm of mCRPC, including a significant underserved set of patients who are or become resistant to current therapies. Based on our preclinical data, we believe our AR-targeting PROTAC protein degraders may overcome these known resistance mechanisms and create meaningful clinical benefit for patients.
Bavdegalutamide Preclinical Development
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

Vehicle
Enzalutamide, 20 mpk PO, qd
ARV-110, 10 mpk PO, qd
ARV-110, 3 mpk PO, qd
500
400
300
200
100
0
Tumor Volume (mm2)
0
4
7
11
14
18
21
25
28
Days of Treatment

We have also conducted preclinical studies of bavdegalutamide for enzalutamide-insensitive tumors. We conducted an in vivo study in a PDX model that is derived from a tumor from a patient not treated with enzalutamide but that is insensitive to enzalutamide. This insensitivity can be seen in the figure below, as tumors in mice dosed with enzalutamide grew at only a slightly slower rate than tumors in mice dosed only with the drug vehicle. In contrast, orally delivered bavdegalutamide significantly inhibited tumor growth in these enzalutamide-insensitive tumors, achieving a TGI value of 100%. Further, PSA levels in the plasma of mice following 20 days of bavdegalutamide dosing significantly decreased in comparison to those dosed with only the drug vehicle or enzalutamide.

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
Bavdegalutamide: Our Clinical Trials
In 2019, we initiated dosing in a Phase 1 clinical trial of bavdegalutamide. Our Phase 1 trial was designed as an open label, dose-escalation study of bavdegalutamide in men with mCRPC whose disease had progressed on at least two prior systemic therapies, one of which must have been enzalutamide or abiraterone. The Phase 1 trial was designed to primarily investigate the safety and tolerability of bavdegalutamide. Secondary endpoints included characterization of bavdegalutamide’s pharmacokinetic profile and preliminary assessment of biochemical and clinical activity based on evaluation of PSA levels, and radiographic measurement of evaluable lesions. The anti-tumor effects of bavdegalutamide in measurable lesions were assessed using Response Evaluation Criteria in Solid Tumors, or RECIST, a standardized set of rules for response assessment based on tumor shrinkage which is widely used in oncology clinical trials. We also evaluated exploratory markers of disease burden, such as circulating tumor cell enumeration, as exploratory endpoints of the trial.
A potential drug-drug interaction between bavdegalutamide and rosuvastatin, or ROS, was identified during the trial. One patient receiving 280 mg bavdegalutamide experienced a Grade 4 dose-limiting toxicity of elevated aspartate transaminase/alanine transaminase, or AST/ALT, liver enzymes followed by acute renal failure. A second patient, receiving 70 mg bavdegalutamide, experienced a Grade 3 AST/ALT elevation, which resolved after the removal of ROS, and the patient was retreated with bavdegalutamide. Follow-up exploratory findings indicate that ROS concentrations, but not bavdegalutamide concentrations, were elevated in both patients who had liver function test increases. Subsequent in vitro transport pump studies indicated that bavdegalutamide inhibited breast cancer resistant pump transporter, of which ROS is a substrate. Following the initial data that supported a potential interaction with ROS, concomitant use of ROS was precluded.

In 2020, we amended the protocol for our Phase 1 clinical trial for bavdegalutamide to include the addition of a Phase 2 expansion cohort. Based on our observations of a molecularly defined, late-line population with a particularly strong response to bavdegalutamide in the Phase 1 portion of the trial, we designed our Phase 2 dose expansion to assess bavdegalutamide in four specific subgroups: patients with tumors with AR T878X (T878X = T878A or T878S) and/or H875Y mutations but excluding other AR variants; patients with tumors with wild-type AR or AR alterations other than T878X, H875Y, L702H, and AR-V7; patients with tumors with AR-V7 or L702H, which are variants of AR that, preclinically, bavdegalutamide did not degrade, or did not degrade potentaly, respectively; and patients with biomarker agnostic tumors treated with no more than one prior novel hormonal agent, or NHA, such as enzalutamide or abiraterone, and had no prior chemotherapy.

In the fourth quarter of 2020, we initiated the ARDENT Phase 2 expansion portion of the trial at a dose of 420 mg once-daily, the recommended Phase 2 dose, or RP2D.

In February 2022, we announced completed Phase 1 and interim ARDENT data for bavdegalutamide with a data cut-off date of December 20, 2021 at the 2022 American Society of Clinical Oncology Genitourinary (ASCO GU) Cancers Symposium. We reported that bavdegalutamide showed reduced PSA levels of greater than or equal to than 50%, or PSA50, in 46% of the 28 patients with tumors harboring AR T878X/H875Y mutations. These results also demonstrated PSA declines and tumor regressions in patients without tumors harboring AR T878X/H875Y mutations, suggesting an opportunity to develop bavdegalutamide more broadly in prostate cancer.

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

Our Phase 1b trial of bavdegalutamide in combination with abiraterone for the treatment of men with mCRPC is ongoing. We expect to complete enrollment in the Phase 1b trial in the second half of 2023. Abiraterone is approved, in combination with a corticosteroid, to treat patients with mCRPC or with high-risk castration-sensitive prostate cancer. Up to a third of patients treated with abiraterone develop primary resistance to this drug and nearly all patients experience disease progression. The Phase 1b study evaluates the combination of bavdegalutamide (ARV-110) with abiraterone at the initiation of progression on abiraterone (PSA progression without radiographic progression) to test if the addition of bavdegalutamide will overcome resistance to abiraterone and re-establish the AR pathway blockade in patients with prostate cancer. The primary objectives of the trial are to evaluate the safety and tolerability of bavdegalutamide in combination with abiraterone and determine the RP2D and schedule of this combination (based on the incidence of first-cycle dose-limiting toxicities and the frequency and severity of adverse events and laboratory abnormalities).
We expect to initiate a global Phase 3 trial with a confirmed dose for bavdegalutamide for the treatment of men with mCRPC with AR T878/H875 tumor mutations in the second half of 2023. Also in the second half of 2023, we expect to complete enrollment in the Phase 1b clinical trial with bavdegalutamide in combination with abiraterone.
ARV-766: Our Preclinical and Clinical Development
We are also developing ARV-766, which has a different profile than bavdegalutamide, to target and degrade wild-type and mutated AR including at least one additional, clinically relevant AR point mutation, the L702H point mutation.The L702H point mutation in the ligand-binding domain of AR results in activation of the AR by glucocorticoids and can cause resistance to a standard of care regimen. Recent studies have reported that between approximately 2-9% of patients with mCRPC had an L702H point mutation.
In 2021, we initiated a Phase 1/2 clinical trial for ARV-766 designed to assess the safety, tolerability and pharmacokinetics of ARV-766, which trial also includes measures of anti-tumor activity as secondary endpoints, including reduction in PSA. In the second half of 2022, we initiated a Phase 2 expansion trial of ARV-766 for the treatment of men with mCRPC.

We expect to share data from the Phase 1 dose escalation trial of ARV-766 for the treatment of men with mCRPC in the second quarter of 2023.
We anticipate initiating a Phase 1b or Phase 2 dose escalation trial for either of bavdegalutamide or ARV-766 in patients with AR-dependent tumors who have not previously received novel hormonal agents, or NHA, such as enzalutamide or abiraterone, and who may benefit from bavdegalutamide or ARV-766 therapy, in the second half of 2023.
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
Our Preclinical Programs Addressing Other Oncology and Neurodegenerative Disorders
We have active preclinical programs to evaluate additional established targets in oncology for both solid and hematological malignancies and neurodegenerative disorders. In line with our strategy, we assess potential exploratory programs on a target-by-target basis to decide whether our PROTAC targeted protein degraders provide a compelling differentiated approach over standard-of-care or other, existing or potential competing mechanisms of action directed against a specific target. In the case of currently or historically undruggable targets, we assess whether the features of our PROTAC targeted protein degraders, including their potential to degrade proteins via sites other than enzymatic active sites and the ability to initiate the degradation process using only weak binders, offer us opportunities to degrade those targets. In 2023, we expect to submit two IND applications or CTAs for two of our preclinical programs and to have two additional preclinical programs in IND- or CTA-enabling studies.
Oncology
Our exploratory and research activity in oncology includes programs directed to the B-cell lymphoma 6, or BCL6, protein, a transcription factor implicated in B cell lymphomas; Kirsten rat sarcoma, or KRAS, an oncogenic cell growth regulator; Myc, an oncogenic transcription factor driving tumor cell proliferation; and hematopoietic progenitor kinase 1, or HPK1, a suppressor of T cell activation.
In particular, we believe our BCL6 PROTAC degrader has the potential to be a first-in-class potential therapy for the NHL subtype DLBCL and believe additional opportunities for a BCL6 degrader exist in Burkitt's Lymphoma, Follicular Lymphoma, Angioimmunoblastic T-cell lymphoma and solid tumors. BCL6 is genetically mutated in up to 85% of DLBCL, a subset of NHL. More than 18,000 people are diagnosed with DLBCL each year. Treatment for DLBCL is largely devoid of oral options and there are currently no approved BCL6-targeted therapies on the market or in the clinic. BCL6 may also be a clinically relevant therapeutic target in various solid tumors including breast cancer, non-small cell lung cancer and glioblastoma.
Based on our preclinical models, complete tumor stasis, which correlates with 95%-100% degradation of measurable BCL6, was achieved when our oral, BCL6-targeting PROTAC clinical candidate was taken at low, oral daily doses. We saw similar activity in multiple DLBCL models, including for activated B-cell and germinal center B-cell lymphoma. This program is currently in GLP toxicity studies. We expect to submit an IND application or CTA for our BCL6 PROTAC degrader by year-end 2023.
Neurodegenerative Diseases
Neurodegenerative diseases are generally progressive in nature and result in the degeneration and often death of neurons in the brain, leading to cognitive decline, functional impairment and eventually death. These diseases affect a rapidly growing patient population and represent one of the largest unmet medical needs of our time. Alzheimer’s and Parkinson’s diseases encompass the largest patient populations among the neurodegenerative diseases. The Alzheimer’s Association estimated that 6.5 million Americans aged 65 and older, about one in nine individuals, were living with Alzheimer’s disease in 2022, and the Parkinson’s Foundation estimated that nearly one million Americans are living with Parkinson’s disease, or PD. Alzheimer’s disease is marked by the progressive accumulation of aggregated tau protein, while aggregation of alpha-synuclein is thought to cause PD.
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
Developing PROTAC Targeted Protein Degraders that Cross the Blood Brain Barrier
Engineering PROTAC degraders that cross the blood-brain barrier is necessary to achieve targeted elimination of disease-causing proteins from the central nervous system. The ability of a targeted therapy to cross the blood-brain barrier is a highly desirable characteristic in developing effective therapeutics for patients with neurodegenerative diseases as compared with therapies delivered directly into the central nervous system, or CNS. Any product candidates for neurodegenerative disease must reach their intended targets in the brain at exposure levels that will provide a therapeutic effect, while having an acceptable safety profile.
Importantly, we have achieved brain penetration in preclinical models following parenteral administration of PROTAC degrader molecules designed to specifically target pathologic oligomers of mutant huntingtin, tau, and α-synuclein, for the treatment of Huntington's disease, Alzheimer’s disease (tauopathies) and Parkinson’s disease (synucleinopathies), respectively. These PROTAC degrader molecules achieved concentrations in the brain sufficient to induce degradation of the aggregated proteins, widespread penetration into different parts of the brain, and brain/plasma ratios of 0.5 to 5.0, comparable to approved therapeutics with CNS activity.
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
In addition to our tau and alpha-synuclein programs, our neuroscience pipeline includes a program directed to mutant huntingtin, or mHTT, a key protein target for Huntington’s disease. We have identified novel ligands that when incorporated into PROTAC protein degrader molecules induce potent and selective degradation of mutant mHTT protein without impacting wild-type HTT protein in preclinical studies. This selectivity differentiates these ligands from other small molecule splice modulators that reduce both mHTT and wild-type HTT protein.

Parkinson's Disease, or PD, is the second most common neurodegenerative disease, affecting approximately 10 million people world-wide. It is commonly thought of as a movement disorder because patients can experience tremors, slowness of movement, stiffness and difficulty with walking and balance. In addition, Parkinson's patients can have other non-motor type problems such as constipation, depression and memory loss. The disease results from the loss of dopamine-producing cells in the brain and is likely caused by a combination of genetic and environmental risk factors. No disease-modifying therapies have been approved for PD.

Mutations in the LRRK2 gene are one of the most common genetic risk factors for Parkinson's disease. LRRK2 is a multidomain GTPase/ kinase that acts, in part, as a scaffolding protein to interact with components of downstream signaling pathways regulating lysosomal function, mitochondrial processes, neuroinflammation and alpha-synuclein accumulation to negatively impact neuronal survival. Human genetics and preclinical animal model data suggest that a reduction of 50% of LRRK2 protein, but not kinase inhibition, may impact pathology and dysfunction in PD. Therefore, reduction of LRRK2 in the brain may be beneficial for the treatment of PD. We have identified potent, selective, orally bioavailable LRRK2 PROTAC protein degraders that cross the blood-brain barrier in preclinical species and biodistributed to deep brain regions impacted in PD.

Our oral PROTAC LRRK2-targeting protein degrader clinical candidate has been shown preclinically to broadly bio-distribute to deep brain regions in non-human primates and degrades LRRK2 more than 95%. This program is currently in GLP toxicity studies. We expect to submit an IND or CTA for our PROTAC LRRK2 degrader by year end 2023.
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
The patent positions for biotechnology companies like us are generally uncertain and can involve complex legal, scientific and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our product candidates will be protected or remain protectable by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.
As of January 30, 2023, our patent estate that we own, co-own and in-license includes 36 issued U.S. patents, 92 granted foreign patents, and 492 pending patent applications (83 domestic and 409 foreign).
PROTAC Patents and Patent Applications
Our PROTAC patent portfolio is generally organized into two categories: PROTAC platform patent filings, and PROTAC product candidate or protein target-specific patent filings.
PROTAC Platform
As of January 30, 2023, our PROTAC platform patent estate that we own, co-own, and in-license, and that covers our various E3 ubiquitin ligase constructs, includes three issued U.S. patents, 32 granted foreign patents, seven pending U.S. patent applications and 63 pending foreign patent applications. This patent estate covers constructs that have ligands for the Von Hippel Lindau, or VHL, E3 ubiquitin ligase, the cereblon, or CRBN, E3 ubiquitin ligase, the inhibitor apoptosis protein, or IAP, E3 ubiquitin ligase, and the human mouse double minute homolog, or MDM2, E3 ubiquitin ligase.
We exclusively license from Yale University, or Yale, a portfolio of patents and patent applications describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds comprised of ligands for the VHL E3 ubiquitin ligase, as well as claims to associated methods of use. Patents have been granted in Australia, Mexico, Russia, South Korea, and the United States, and patent applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Mexico, South Korea, Russia and the United States. If all appropriate maintenance fees are paid, each granted patent will expire in 2033 without taking potential patent term extensions into account. We also co-own with Yale patent applications describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds comprised of ligands for the VHL E3 ligase. Two patents have issued in the United States, three foreign patents have been granted, and patent applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Mexico, Russia, South Korea and the United States. Our rights to this patent and these patent applications are governed by the Yale License Agreement described below under Licenses and Strategic Collaborations.
We own one patent family with three pending U.S. patent applications describing composition-of-matter claims covering the CRBN E3 ubiquitin ligase ligand generically, the chemical linker group generically, and a small molecule or peptide ligand that binds to a target protein generically. We own granted patents in Australia, China, Europe, France, Germany, Great Britain, Hungary, India, Italy, Japan, Mexico, the Netherlands, Russia, Spain, Switzerland and South Korea. Patent applications are pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, Russia, South Korea and the United States. If all appropriate maintenance fees are paid, each granted patent in these families will expire no earlier than 2035 without taking potential patent term extensions into account.
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
PROTAC Product Candidates

Our product or protein-specific patent applications were created to pursue more focused patent exclusivity around PROTAC targeted protein degrader compounds designed to target specific proteins. As of January 30, 2023, our PROTAC product patent portfolio covering AR and ER, and those patents that we co-own and in-license (including protein targets other than AR and ER) includes 20 U.S. issued patents, 92 granted foreign patents, 83 pending U.S. patent applications, 14 pending Patent Cooperation Treaty, or PCT, applications, and 388 pending foreign patent applications.
We own 13 patent families describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds addressing AR and associated methods of manufacture and methods of treating cancer. The first patent family has three issued U.S. patents, six granted foreign patents, one pending U.S. applications, and 12 pending foreign patent applications describing composition-of-matter, synthetic intermediates, and method of use claims covering bavdegalutamide. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2037 without taking potential patent term extension into account. The second patent family has two issued U.S. patents, two pending applications in the United States, seven granted foreign patents, and 14 pending foreign applications describing alternative composition-of-matter claims. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2036 without taking potential patent term extension into account. The third patent family has two pending U.S. applications and 11 pending foreign applications describing claims directed to additional methods of treating cancer using bavdegalutamide. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2040 without taking potential patent term extension into account. The fourth patent family has one pending U.S. application and 39 pending foreign applications describing composition-of-matter claims directed to ARV-766. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2040 without taking potential patent term extension into account. The fifth patent family has one pending U.S. application and 12 pending foreign applications describing claims directed to additional methods of treating cancer using bavdegalutamide. Any patent granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account. The sixth patent family has one pending U.S. application and 31 pending foreign applications describing claims directed to methods of manufacture, crystalline and ultrapure forms, and dosage forms of bavdegalutamide. Any patent granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account. The seventh patent family has one pending U.S. application and one pending PCT application describing claims directed to methods of treating cancer with bavdegalutamide in patients with specific AR mutations. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account. The eighth patent family has three pending U.S. applications describing methods of treating cancer with ARV-766. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2043 without taking potential patent term extension into account. The ninth patent family has one pending U.S. application, one granted foreign patent, and 15 pending foreign applications describing alternative AR-based PROTAC compounds and methods of use to treat cancer. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2038 without taking potential patent term extension into account. The tenth patent family has one pending U.S. application describing claims directed towards dosage forms of bavdegalutamide. Any patent granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2044 without taking potential patent term extension into account. The eleventh patent family has one pending U.S. application describing claims directed towards additional methods of treating cancer using bavdegalutamide. Any patent granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2043 without taking potential patent term extension into account. The twelfth patent family has one pending U.S. application and one pending PCT application describing alternative composition-of-matter claims. Any patent granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account. The thirteenth patent family has one pending U.S. application and one pending PCT application describing alternative composition-of-matter claims. Any patent granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account.
We own 13 patent families describing composition-of-matter claims encompassing PROTAC targeted protein degrader compounds addressing ER and associated methods of treating cancer. The first patent family has three issued U.S. patents, three pending U.S. applications, seven granted foreign patents, and 22 pending foreign patent applications describing composition-of-matter and method of use claims covering ARV-471. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2037 without taking potential patent term extension into account. The second patent family has one pending U.S. application and 23 pending foreign patent applications describing claims directed to methods of treating cancer using ARV-471 as a monotherapy, and combined with an additional anti-cancer agent. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2040 without taking potential patent term extension into account. The third patent family has one pending U.S. application, one pending PCT application, and two pending foreign applications describing claims directed to crystalline forms of ARV-471. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account. The fourth patent family has one pending U.S. application, one pending PCT application, and one pending foreign application describing claims directed to methods of treating cancer with ARV-471 in patients with specific ER mutations, and methods of treating cancer with ARV-471 and additional anti-cancer agents. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2041 without taking potential patent term extension into account. The fifth patent family has one pending U.S. patent application describing oral dosage formulations of ARV-471 and methods of preparing such oral dosage formulations of ARV-471. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2042 without taking potential patent term extension into account. The sixth patent family has one issued U.S. patent and three pending foreign applications describing alternative ER-based PROTAC compounds and methods of use to treat cancer. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2037 without taking potential patent term extension into account. The seventh patent family has two issued U.S. patent, one pending U.S. patent application, one issued foreign patent, and 13 pending foreign applications describing alternative ER-based PROTAC compounds and methods of use to treat cancer. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2038 without taking potential patent term extension into account. The eighth patent family has one pending U.S. application and one pending PCT application describing claims directed to methods of manufacture of ARV-471. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2042 without taking potential patent term extension into account. The ninth patent family has one pending U.S. application directed to dosage regimens of ARV-471 as a monotherapy to treat cancer. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2043 without taking potential patent term extension into account. The tenth patent family has one pending U.S. application directed to dosage regimens of ARV-471 combined with an additional anti-cancer agent to treat cancer. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2043 without taking potential patent term extension into account. The eleventh patent family has one pending U.S. application directed to methods of treating cancer with ARV-471 to reduce any potential drug-drug interactions. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2043 without taking potential patent term extension into account. The twelfth patent family has one U.S. application directed to methods of treating cancer with ARV-471 to reduce any potential drug-drug interactions. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2043 without taking potential patent term extension into account. The thirteenth patent family has one U.S. application directed to a method of treating advanced breast cancer with ARV-471. Any patents granted in this family, assuming all appropriate maintenance fees are paid, will expire in 2043 without taking potential patent term extension into account.
We and Yale co-own five patent families describing composition of matter claims of PROTAC targeted protein degrader compounds addressing certain discovery and other potential protein targets, and associated methods of use. One or more U.S. patents have issued in each of these families and patent applications for four of these families are pending in the United States. In addition, 37 foreign patent applications are pending for two of the families. Patent applications are also pending in the European Patent Office for each of the families. Our rights to these patent applications are governed by the Yale License Agreement described below under Licenses and Strategic Collaborations .
We co-own with Genentech two pending U.S. patent applications, two pending PCT applications, and 30 foreign patent applications and one granted foreign patent directed to PROTAC targeted protein degrader compounds addressing a specific protein. Our rights to these patent applications are governed by the Genentech License Agreement described below under Licenses and Strategic Collaborations.
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
We also own U.S. trademark and service mark registrations for ARVINAS in word and logo form for pharmaceutical preparations and pharmaceutical products development of cellular proteins for treatment in the fields of oncology, immunology, inflammatory diseases, and central nervous system disorders. The ARVINAS word mark is registered for pharmaceutical products development services in Australia, China, the EU, Japan, Norway, South Korea, and Switzerland, and is pending registration in several other countries. The ARVINAS word mark is also registered for pharmaceutical products in Australia, Brazil, Colombia, the EU, Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Norway, Singapore, South Africa, South Korea, Switzerland, Taiwan, and the United Kingdom, and is pending registration in several other countries. The ARVINAS logo mark is registered for pharmaceutical products development services in the EU and the United Kingdom, and is pending registration in several other countries. The ARVINAS logo mark is also registered for pharmaceutical products in the EU, Hong Kong, and the United Kingdom, and is pending registration in several other countries.
We also own U.S. service mark registrations for our “degrading dots” logo mark in both black and white and color form for pharmaceutical products development of new small molecules aimed at degrading disease-causing cellular proteins for treatment in the fields of oncology, immunology, inflammatory diseases, and central nervous system disorders.
Finally, we own pending applications in the U.S. for the PROTAC mark for bi-functional small molecules that mediate targeted protein degradation through the ubiquitin proteasome system for agricultural and pesticide use and agricultural products development services. These applications are licensed for use by Oerth Bio.
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
Pursuant to the license agreement we paid to Yale an upfront payment of $0.1 million. We are responsible for paying Yale an annual license maintenance fee in varying amounts (ranging from the low tens-thousands of dollars to the mid to high tens-thousands of dollars) until the first sale to a third party of any licensed product, which is creditable against our royalty obligations for the given year. As of December 31, 2022, we have paid a total of $0.6 million in license maintenance fees to Yale. We are required to pay Yale, subject to the achievement of specified development and regulatory milestones, payments aggregating up to approximately $3.0 million for the first licensed product and up to approximately $1.5 million for the second licensed product. We are not required to make any milestone payments for any licensed products beyond the first two. While the agreement remains in effect, we are required to pay Yale low single-digit royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions. Yale is guaranteed a minimum royalty payment amount (ranging from $0.2 million to $0.5 million) for each year after the first sale of a licensed product that results in net sales. The agreement requires that we must also pay Yale a mid-single digit to mid-double digit percentage of certain consideration we receive from a sublicensee for the first licensed product we sublicense. We are also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments made by us to Yale (except patent costs) will be tripled during the pendency of any patent challenge made by us against Yale.
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
In the year ended December 31, 2018, we received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of our technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. We are eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as mid- to high-single digit tiered royalties, which may be subject to reductions, on net sales of PROTAC targeted protein degrader-related products. In 2021 and 2020, we received payments totaling $1.2 million and $4.4 million, respectively. Pfizer also selected additional targets and initiated additional services totaling $1.0 million and $3.5 million in December 2022 and 2021, respectively, which were included in accounts receivable as of December 31, 2022 and 2021.
In 2022 and 2021, we received payments totaling $3.5 million and $1.2 million, respectively, for addition targets and services. In addition, Pfizer selected an additional target in 2022 totaling $1.0 million which was included in accounts receivable as of December 31, 2022.
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
We and Bayer are obligated to use commercially reasonable efforts to complete our respective activities set forth in each research plan, including, in our case, the obligation to provide certain deliverables at certain stages of the research plans. The joint steering committee established under the collaboration shall determine whether the research program with respect to a given Target has been completed. In the absence of any such determination by the joint steering committee, and unless otherwise agreed by the parties in writing, for each Target for which research program activities have commenced, if no research funding is allocated to such Target for the 12 month period commencing on July 1, 2019 or any anniversary thereof, and we refer to each as a Research Program Year, the research program with respect to the relevant Target shall be deemed completed as of the end of the last Research Program Year for which funding was allocated to such Target. Bayer shall pay to us research funding payments of $3.0 million dollars per year in each of the first four Research Program Years. If our costs for its research activities under the research plans exceed the research funding provided by Bayer for any Research Program Year before completion of all relevant research program activities in such Research Program Year, and we have complied with its reporting obligations to Bayer with respect to research program costs, we shall not be obligated to carry out further research program activities for the given Research Program Year unless Bayer has agreed in writing to fund such additional activities.
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
Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront, non-refundable payment of $17.5 million in August 2019. Bayer is committed to fund a total of $12.0 million in research funding payments through 2023, of which $10.5 million was received from inception through December 31, 2022, subject to potential increases if our costs for research activities exceed the research funding payments allocated to a Target and certain conditions are met. We are also eligible to receive up to $197.5 million in development milestones and up to $490.0 million in sales-based milestones for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.
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
Bayer Joint Venture
In July 2019, we, Bayer and Bayer CropScience LP, or BCS, formed a joint venture, Oerth Bio, a Delaware limited liability company. We and BCS each received an initial ownership interest in Oerth Bio representing 50% of the ownership interests. Oerth Bio was formed for the purpose of researching, developing and commercializing PROTAC targeted protein degraders, or PROTAC Products, for applications in the field of agriculture. A 15% ownership interest of Oerth Bio was reserved for the future grant of incentive units to employees and service providers of Oerth Bio and, as a result, the Company's ownership interest totaled 46.5%, 48.4% and 49.4% as of December 31, 2022, 2021 and 2020, respectively, as a result of vested incentive units.
In exchange for the ownership interests in Oerth Bio, we made an in-kind intellectual property contribution to Oerth Bio and BCS made an in-kind intellectual property contribution to Oerth Bio. In addition, BCS committed and subsequently made cash contributions to Oerth Bio totaling $56.0 million. Under the joint venture agreement, we have no obligation to provide additional funding and our ownership interest will not be diluted from future contributions from BCS.
Our and BCS’s ownership interest in Oerth Bio, and the accompanying rights and obligations as members of Oerth Bio, are governed by an amended and restated limited liability company agreement, or LLC Agreement, by and among us, BCS and Oerth Bio. Oerth Bio is generally governed by a board of managers, or the JV Board, which is comprised of four voting members, two of which have been designated by us and two of which have been designated by BCS. JV Board decisions will generally be made by majority vote of the managers, with each manager having one vote. Certain matters will require the consent of both BCS and the Company or both of their designated managers on the JV Board. As Oerth Bio is jointly controlled by us and BCS, we account for our ownership interest using the equity method of accounting.
We and BCS also entered into separate service agreements, or the Services Agreements. We and BCS will provide services to Oerth Bio as agreed from time to time by us and BCS, as applicable, and set forth in statements of work to be delivered under the applicable Services Agreement.
We and BCS each also entered into respective intellectual property contribution agreements, each, an IP Contribution Agreement, with Oerth Bio. Pursuant to the IP Contribution Agreement by and between us and Oerth Bio, or the Company IP Contribution Agreement, in addition to certain non-exclusive licenses, we granted to Oerth Bio an exclusive, worldwide, fully paid-up, royalty-free license, including certain rights to sublicense, to use certain of our PROTAC technology to research, develop, manufacture, use and commercialize and sell PROTAC Products in the field of agriculture.
Pursuant to the IP Contribution Agreement by and between BCS and Oerth Bio, or the BCS IP Contribution Agreement, in addition to certain non-exclusive licenses, BCS and certain of its affiliates granted to Oerth Bio an exclusive, worldwide, fully paid-up, royalty-free license, including certain rights to sublicense, to use certain of BCS’ or its affiliates’ intellectual property that covers ubiquitin ligases or moieties that bind ubiquitin ligase complexes, and linkers that attach ubiquitin ligase binding moieties to moieties that bind to a target, to research, develop, manufacture, use and commercialize and sell PROTAC Products in the field of agriculture.
The Company IP Contribution Agreement and the BCS IP Contribution Agreement also contain a non-exclusive, worldwide, fully paid-up, royalty-free license grant from Oerth Bio to each of us and BCS, respectively, under various forms of intellectual property developed by Oerth Bio to research, develop, manufacture, use and commercialize products outside of the field of agriculture, in each case excluding intellectual property licensed by the other contributing party to Oerth Bio.

We, Oerth Bio and BCS also entered into an option agreement, or the Option Agreement, pursuant to which the parties agreed to certain procedures for, and preferential rights relating to, the possible transfer to BCS of PROTAC Product candidates researched, developed and commercialized by Oerth Bio under the joint venture.
In December 2022, we, BCS and Oerth Bio terminated the Option Agreement and the commitment agreement entered into in connection with the formation of Oerth Bio. In addition, we, BCS and Oerth Bio amended and restated the Arvinas IP Contribution Agreement and BCS Contribution Agreement. We and BCS also amended the LLC Agreement.
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
Our platform and product focus is the discovery and development of protein degradation therapies using our small molecule PROTAC targeted protein degraders. Other companies researching chimeric small molecules for protein degradation include Accutar Biotechnology, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Kymera Therapeutics, Inc., Nurix Therapeutics, Inc. and Proteovant Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical or clinical investments in this field, including AbbVie, Amgen, AstraZeneca plc, Boehringer Ingelheim, Bristol Myers Squibb Company, GlaxoSmithKline plc, Genentech, Novartis International AG and Sanofi SA. Since 2020, some of these biotechnology and pharmaceutical companies have announced the initiation of clinical trials for targeted protein degraders. Additionally, other novel targeting mechanisms could ultimately address similar patient populations, such as CYP11A1 inhibitor (which is being developed by Orion/Merck) and an AR N-Terminal Domain inhibitor (which his being developed by ESSA Pharma) in prostate cancer. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, or gene therapies.
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
In addition to currently marketed drugs, including the selective estrogen receptor degrader elacestrant, there are also several product candidates in late stage clinical development for the treatment of oncologic indications, including for mCRPC and metastatic ER+ / HER2- breast cancer. These products in development include, in the case of metastatic ER+ / HER2- breast cancer, selective estrogen receptor degraders and may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.
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
Commercialization Plans
We have not yet established our own commercial organization or distribution capabilities because our product candidates are still in preclinical and clinical development. Other than our discovery collaboration agreements, we have retained commercialization rights for all of our development programs including global co-commercialization rights for ARV-471 through our collaboration with Pfizer. If any of our product candidates receive marketing approval, we will need to develop a plan to commercialize them in the United States and other key markets. We currently expect that we would build our own focused, specialized sales and marketing organization to support the commercialization of product candidates in the United States for which we receive marketing approval and that can be commercialized with such capabilities and we are beginning that building process, including through the hiring of John Northcott as Chief Commercial Officer in 2022. We expect to utilize a variety of types of collaboration, co-promotion, distribution and other marketing arrangements with one or more third parties to commercialize our product candidates in markets outside the United States or for situations in which a larger sales and marketing organization is required.
As product candidates advance through our pipeline, our commercial plans may change. In particular, some of our research programs target potentially larger indications. Data, the size of the development programs, the size of the target market, the size of a commercial infrastructure and manufacturing needs may all influence our strategies in the United States, Europe and the rest of the world.
Manufacturing and Supply
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on third-party contract manufacturing organizations, or CMOs, for both drug substance and finished drug product as well as for the synthesis of compounds in our preclinical research and development activities. We have engaged third-party manufacturers to supply the drug substances and building blocks for those substances for ARV-471, bavdegalutamide and ARV-766. We have also engaged third-party manufacturers to develop and manufacture finished drug product for ARV-471, bavdegalutamide and ARV-766 that we are using and plan to use in our ongoing and planned Phase 1/2 and pivotal clinical trials. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements. Under the terms of our collaboration, we expect Pfizer to manufacture commercial supply of ARV-471.
All of our product candidates are organic compounds of low molecular weight, generally called small molecules, but which are larger than traditional small molecule therapeutics. We have selected these compounds not only on the basis of their potential efficacy and safety, but also for their ease of synthesis and reasonable cost of goods. In particular, our lead product candidates are manufactured using reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities or with partners.
Government Regulation and Product Approvals
Government authorities in the United States, at the federal, state and local level, and in other jurisdictions, such as the European Union, extensively regulate, among other things, the research, development, testing, manufacturing, pricing, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, reimbursement, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.
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
•design of a clinical protocol and submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
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
Preclinical Studies
Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage, including in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish rationale for therapeutic use. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. These studies are typically referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
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
Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. The FDA imposes clinical holds whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls, or CMC. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.
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
Expanded Access to an Investigational Drug for Treatment Use
Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-

size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.
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
There is no obligation for a sponsor to make its drug products available for expanded access. However, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy available. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy. We received Fast Track designation for bavdegalutamide for mCRPC in 2019.
In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without needing FDA approval under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients under the Right to Try Act.
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
A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.
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

In March 2022, the FDA finalized guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how sponsors can utilize an adaptive trial design in the early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.
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
Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Although the FDA has historically not enforced these reporting requirements due to the Department of Health and Human Services’, or HHS’s, long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.

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
Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.
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
The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption.

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

The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2023 is approximately $3.25 million for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual prescription drug product program fee, which for federal fiscal year 2023 is approximately $394,000. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

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

Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of products that are not NMEs, the ten-month and six-month review periods run from the date that the FDA receives the application. The review process and the Prescription Drug User Fee Act, or PDUFA, target action date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.

In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report. Moreover, with passage of FDORA, Congress clarified FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process.
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

•Accelerated approval. Drug products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials. With the passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. Further, with passage of the Pre-Approval Information

Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.
Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
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
Abbreviated New Drug Applications for Generic Drugs
In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, a sponsor must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.
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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.
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
•the federal physician transparency requirements known as the Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, or the ACA, which requires manufacturers of drugs, medical devices, biological and medical supplies covered by Medicare, Medicaid, or State Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, within HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.
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
Pharmaceutical Insurance Coverage and Health Care Reform
In the United States and other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.
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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions were suspended and reduced through June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of enrolling in a plan providing outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 additional Part D drugs in 2027, 15 additional Part B or Part D drugs in 2028, and 20 additional Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare beneficiaries' out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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
Clinical Trial Approval

On January 31, 2022, the Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, is only required to submit a single application for approval. The submission is made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

Specifically, the main characteristics of the new regulation include: a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.
PRIME Designation in the EU
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies, or CAT, are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
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
The European Commission may grant a so-called “marketing authorization under exceptional circumstances.” Such authorization is intended for products for which the sponsor can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the sponsor cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:
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
Orphan Drug Designation and Exclusivity
Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.
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
Patent Term Extensions in the European Union and Other Jurisdictions
The European Union also provides for patent term extension through SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. These periods can be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

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
Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU.

Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.
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
In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.
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
Employees and Human Capital Management
As of December 31, 2022, we had approximately 415 full-time employees. Of these full-time employees, approximately 330 employees were engaged in research and development activities, with 300 employees possessing advanced degrees, and approximately 85 employees were engaged in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that we maintain good relations with our employees.
We recognize that identifying, attracting, incentivizing, integrating, retaining and promoting talented employees is vital to our success, particularly as we continue to grow. We aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation, including equity incentive compensation, and comprehensive benefits that provide resources to help employees manage their health, finances and life outside of work. As of December 31, 2022, and for the last several years, our company turnover rate was and has been lower than the industry market average.
Training and educating our employees is key to our organizational success. We endeavor to provide in person and virtual trainings, as well as experiential learning through cross-functional exposure via presentations or shadowing opportunities. In addition, we value our employee's opinions and thoughts and provide virtual and onsite forums where our employees can provide feedback on corporate initiatives, recognize each other’s contributions and accomplishments, and provide other suggestions for improving our evolving workplace. We prioritize employee feedback, and conduct an employee survey to measure employee engagement and to inform future talent initiatives. Similarly, we have introduced technology that enables employees to provide anonymous real-time feedback.
In addition, we are committed to our employees’ health, safety and well-being. In March 2020, in response to the COVID-19 pandemic, we adjusted our workplace policies to allow employees to work from home and we remodeled our work paradigm to one that is flexible and designed to accommodate a range of work profiles from office based to hybrid to fully remote, allowing us to maximize productivity and performance. We leveraged remote hiring supported by virtual processes through which we provided a high level of interpersonal engagement and continued to expand our robust onboarding program to ensure all new hires are grounded in our business and culture.
We are also committed to diversity, equality and inclusion and we are committed to increasing representation of under-represented populations at our company, particularly in leadership roles. Over the last two years we have made conscious hiring decisions to significantly grow the number of women and diverse employees, particularly in positions of Director or above. In addition, as of December 31, 2022, five members of our board of directors identify as female and/or from a diverse racial and ethnic group.
With the goal of ensuring every employee is included, supported, and treated equitably, our employees formed a committee to support and guide us as a diverse, inclusive, and culturally intelligent workplace. This committee is comprised of a mix of employees from various functions and positions. Since its launch in 2021, the committee has worked to identify areas for growth and education in order to develop processes, systems and actions that will enable us to continue to build an inclusive workplace and a diverse workforce.
We also believe in the importance of our employees engaging in our community. In 2022, we hosted our first ever IMPACT day, a company-wide community service day benefiting organizations in the Greater New Haven area. Giving back to the communities in which we work and live is an integral part of our corporate values and over half of our employees participated in person or virtually. The activities selected support important priorities for Arvinas, including science, technology, engineering, and math (STEM) initiatives, and the Greater New Haven and patient communities.
Available Information
Our principal executive offices are located at 5 Science Park, New Haven, Connecticut 06511. Our telephone number is (203) 535-1456. Our website address is www.arvinas.com.
We make available, through our website and free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the U.S. Securities and Exchange Commission, or the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors & Media,” as a source of information about us. The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.
We face a variety of risks and uncertainties in our business and investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K, before deciding to invest in our common stock. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also become important factors that affect our business. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.
Risks Related to Our Financial Position and Need For Additional Capital
We have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.
Our net losses totaled $282.5 million, $191.0 million and $119.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $965.4 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:
•continue a Phase 1/2 clinical trial of our product candidate ARV-471, a Phase 1b clinical trial of ARV-471 in combination with palbociclib, a Phase 1b cohort expansion in combination with a standard of care agent, and a Phase 3 trial with ARV-471 as a second-line treatment, and initiate a Phase 3 trial of ARV-471 in combination with palbociclib, each in patients with locally advanced or metastatic ER+ / HER2-breast cancer;
•continue a Phase 1/2 clinical trial of our product candidate bavdegalutamide (ARV-110) and a Phase 1b clinical trial of bavdegalutamide in combination with abiraterone for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC, and initiate one or more additional Phase 1b cohort expansions of bavdegalutamide in combination with standard of care agents and a Phase 3 clinical trial, in men with mCRPC;
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
Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities to perform trials in addition to those that we currently expect or anticipate, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our clinical trials or the development of any of our current or future product candidates.

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
We have never generated revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, product candidates we may identify for development. We do not anticipate generating revenues from product sales for the next several years, if ever. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing approval for our product candidates and manufacturing, marketing and selling any products for which we may obtain marketing approval.
If one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.
We will need substantial additional funding to continue our operations. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research or product development programs or future commercialization efforts.
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our ongoing and initiate our planned clinical trials of bavdegalutamide, ARV-471 and ARV-766, advance our other oncology and neurodegenerative programs and continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms or not at all, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We had cash, cash equivalents, restricted cash and marketable securities of approximately $1.2 billion as of December 31, 2022. We believe that our cash, cash equivalents, restricted cash and marketable securities as of December 31, 2022 will enable us to fund our planned operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our ongoing clinical trials for ARV-471, bavdegalutamide and ARV-766 and any future clinical development of ARV-471, bavdegalutamide and ARV-766;
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
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be acceptable or favorable to us.
Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.
Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and conducting Phase 1, Phase 2 and Phase 3 clinical trials for our product candidates. However, we have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a young business with limited operating experience and no history of revenue-generating commercial activity, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
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
Changes in tax law may adversely affect our business or financial condition. The Tax Cuts and Jobs Act of 2017, commonly referred to as the TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, significantly revises the U.S. Internal Revenue Code of 1986, as amended, or the Code. The TCJA contains, among other things, significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and the limitation of the deduction for net operating losses to 80% of current-year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). In addition, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years.

In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions. The Inflation Reduction Act, or IRA, was also signed into law in August 2022. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded corporations. The 1% excise tax generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the TCJA, the IRA, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the IRA, and additional tax legislation.
In the future, we might not be able to utilize a significant portion of any net operating loss carryforwards and research and development tax credit carryforwards we may have.
As of December 31, 2022, we had no federal net operating loss carryforwards, $63.4 million of state and local net operating loss carryforwards, no federal research and development tax credit carryforwards and $1.9 million of state research and development tax credit carryforwards. During the year ended December 31, 2022, we fully utilized our previously held net federal operating loss and credit carryforwards due to taxable income resulting from revenue recognition for tax purposes from our ARV-471 Collaboration Agreement and the mandatory capitalization of qualified research and development expenses incurred on or after January 1, 2022 under the TCJA. We expect in to incur net operating losses in future periods as a result of additional product development. To the extent net operating loss and tax credit carryforwards expire unused, they will not be available to offset our future income tax liabilities.
In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe our federal net operating losses are subject to an annual limitation as a result of changes in the Company’s ownership, as defined by Code Section 382, in July 2018 and December 2020. Notwithstanding the limitations, we expect the federal net operating losses to be fully available under Section 382, subject to any other limitations under the Code. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing any future net operating losses could expire or otherwise become unavailable to offset future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes.
Risks Related to the Discovery and Development of Our Product Candidates
Our approach to the discovery and development of product candidates based on our PROTAC technology platform is unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any products.
Our PROTAC technology platform is a relatively new technology. Our future success depends on the successful development of this novel therapeutic approach. Prior to the initiation of our Phase 1 clinical trial for bavdegalutamide in 2019, no product candidates that use a chimeric small molecule approach to protein degradation, such as our PROTAC targeted protein degraders, had been tested in humans. No product candidates of this type have been approved in the United States or Europe, and the data underlying the feasibility of developing chimeric small molecule-based therapeutic products is both preliminary and limited. We have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. We have not yet completed a clinical trial of any product candidate and we have not yet completed assessment of the safety of any product candidate in humans. As such, there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.
As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our PROTAC Discovery Engine, or any similar or competitive protein degradation platforms, will result in the development, and marketing approval of any products. Any development problems we experience in the future related to our PROTAC Discovery Engine or any of our research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our current or future preclinical studies or clinical trials or from commercializing any product candidates we may develop on a timely or profitable basis, if at all.
We are early in our development efforts. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
All of our product candidates are in development. We are developing ARV-471 for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer and bavdegalutamide and ARV-766 for the treatment of men with metastatic castration-resistant prostate cancer. Additional product candidates are still in preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:
•successfully completing preclinical studies and clinical trials;
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
We have product candidates in clinical development and preclinical development. The risk of failure for each of our product candidates is high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs.
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
•the cost of clinical trials of our product candidates may be greater than we anticipate and could be exacerbated by macroeconomic conditions such as inflation; and
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, or their cost could increase dramatically making them financially infeasible.
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
Positive data from preclinical or early clinical studies of our product candidates are not necessarily predictive of the results of later clinical studies and any future clinical trials of our product candidates. If we cannot replicate the positive data from our preclinical or early clinical studies of our product candidates in our future clinical trials, we will be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.
The results of preclinical studies may not be predictive of the results of clinical trials, and the results of early-stage clinical trials may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our ongoing early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of the clinical trials of ARV-471, bavdegalutamide and and ARV-766 may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our current or future clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.
Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we have published and may in the future publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, the initial safety, tolerability, pharmacokinetic and efficacy data that we have disclosed in connection with our ongoing Phase 1/2 clinical trials of ARV-471 and bavdegalutamide (ARV-110) may not be indicative of the full results of those trials obtained upon completion. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects.
If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we are conducting several clinical trials, including a Phase 1/2 clinical trial and Phase 3 clinical trial with ARV-471 as a second-line treatment,of ARV-471 for patients with locally advanced or metastatic ER+ / HER2- breast cancer, a Phase 1/2 clinical trial of bavdegalutamide for men with mCRPC, and a Phase 1/2 clinical trial of ARV-766 for men with mCRPC. We cannot predict how difficult it will be to enroll patients for trials in these indications. Therefore, our ability to identify and enroll eligible patients for ARV-471, bavdegalutamide, and ARV-766 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:
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
In April 2020, we announced that, as a result of the COVID-19 pandemic, two trial sites for our ongoing Phase 1/2 clinical trial of bavdegalutamide had publicly announced pauses in patient enrollment for clinical trials, including our trials. In addition, one trial site for our ongoing Phase 1/2 clinical trial of ARV-471 had a pause in patient enrollment for clinical trials, including our trial. While the pauses at each of the trial sites have been lifted, we may nonetheless face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of traveling to, or are unable to travel to, our clinical trial sites because of the outbreak. For example, we experienced a short delay in the enrollment for one cohort of our ARV-471 trial as a result of screening slowdowns attributable to COVID-19. In addition, we may engage in conversations with regulators regarding clinical trial protocols, which could result in delays to our anticipated timing to enroll patients in our studies.

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
We are currently conducting clinical trials of ARV-471, bavdegalutamide and ARV-766 and intend to conduct other clinical trials for each of ARV-471, bavdegalutamide and ARV-766 and potentially other product candidates, in combination with other therapies. We did not develop or obtain marketing approval for, nor do we manufacture or sell, any of the currently approved drugs that we are or may study in combination with ARV-471, bavdegalutamide or ARV-766. If the FDA or similar regulatory authorities outside of the United States revoke their approval of the drug or drugs in combination with which we determine to develop ARV-471, bavdegalutamide or ARV-766 we will not be able to market ARV-471, bavdegalutamide or ARV-766 in combination with such revoked drugs.
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
We plan to conduct clinical trials for our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We plan to conduct clinical trials of our product candidates outside the United States, including our planned global Phase 3 trial for bavdegalutamide for the treatment of men with mCRPC with AR T878/H875 tumor mutations . Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

In addition, there are risks inherent in conducting clinical trials in multiple jurisdictions, inside and outside of the United States, such as:
•regulatory and administrative requirements of the jurisdiction where the trial is conducted that could burden or limit our ability to conduct our clinical trials;
•foreign exchange rate fluctuations;
•manufacturing, customs, shipment and storage requirements;
•cultural differences in medical practice and clinical research; and
•the risk that the patient populations in such trials are not considered representative as compared to the patient population in the target markets where approval is being sought.
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
We are aware of several biotechnology companies focused on developing chimeric small molecules for protein degradation including Accutar Biotechnology, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Kymera Therapeutics, Inc., Nurix Therapeutics, Inc. and Proteovant Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including AbbVie, Amgen Inc., AstraZeneca plc, Boehringer Ingelheim, Bristol Myers Squibb Company, GlaxoSmithKline plc, Genentech, Novartis International AG and Sanofi SA. Since 2020, some of these biotechnology and pharmaceutical companies have announced the initiation of clinical trials for targeted protein degraders. Additionally, other novel targeting mechanisms could ultimately address similar patient populations, such as CYP11A1 inhibitor (which is being developed by Orion/Merck) and an AR N-Terminal Domain inhibitor (which is being developed by ESSA Pharma) in Prostate Cancer.
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
In July 2021, we entered into a collaboration agreement with Pfizer, or the ARV-471 Collaboration Agreement, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound ARV-471, or the Licensed Products. Although pursuant to the terms of the ARV-471 Collaboration Agreement, we and Pfizer share equally (50/50) all development costs, including costs for conducting clinical trials, for the Licensed Products, subject to certain exceptions, our control over the amount and timing of resources that Pfizer dedicates to the development or commercialization of the Licensed Products is limited. Our ability to generate revenues from the ARV-471 Collaboration Agreement will depend, in part, on Pfizer’s ability to successfully perform the functions assigned to it in such agreement. We cannot predict the success of this collaboration with Pfizer, and we cannot guarantee that this collaboration will lead to development or commercialization of the Licensed Products in the most efficient manner or at all.
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
We currently depend, and expect to continue to depend, on collaborations with third parties for the research, development, and the potential future commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.
We currently have, and anticipate in the future seeking additional, third-party collaborators for the research, development, and potential future commercialization of some of our PROTAC programs. For example, in September 2015 we entered into a research collaboration with Genentech, which we amended and restated in November 2017; in December 2017 we entered into a research collaboration with Pfizer; in July 2019 we entered into a research collaboration with Bayer; and in July 2021 we entered into a development and commercialization collaboration with Pfizer. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies and biotechnology companies. Any such arrangements with third parties will likely limit our control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.
Any collaborations involving our research programs or any product candidates we may develop, including our current collaborations with Pfizer, Genentech and Bayer, pose the following risks to us:
•Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, our collaboration with Genentech is managed by a joint research committee and joint project team, which is composed of representatives from us and Genentech, with Genentech having final decision-making authority. Similarly, our research collaborations with Pfizer and Bayer are managed by joint research committees composed of an equal number of representatives from us and our respective collaborative partners, with the collaborative partner having final decision-making authority.
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
We currently rely and expect to continue to rely on third-party CROs to conduct our ongoing and planned clinical trials. We currently do not plan to independently conduct any clinical trials of bavdegalutamide, ARV-471 and ARV-766 or of our other product candidates. Agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.
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
We rely on third-party CMOs for the manufacture of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
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
If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments, such as chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue from product sales and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including, but not limited to:
•the efficacy and potential advantages as compared to alternative treatments;
•the prevalence and severity of any side effects of our product candidates, in particular as compared to alternative treatments;
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
We do not currently have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of biopharmaceutical products. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaboration or other arrangements with third parties.
We currently expect that we would build our own focused, specialized sales and marketing organization to support the commercialization of product candidates in the United States for which we receive marketing approval and that can be commercialized with such capabilities. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:
•our inability to recruit, train and retain adequate numbers of effective, knowledgeable and experienced sales and marketing personnel;
•the inability of such sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
If we are unable to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services, our revenue from product sales and our profitability, if any, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.
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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the FDA or similar regulatory authorities approve the drug outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
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
•termination of clinical trials;
•withdrawal of any marketing approval, recall, restriction on the approval or a “black box” warning or contraindication for an approved drug;
•failure to enroll clinical trial participants or withdrawal of clinical trial participants;
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
Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and other jurisdictions related to our novel technologies and product candidates. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Moreover, the patent applications we own, co-own or license may fail to result in issued patents in the United States or in other foreign countries.
The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or at all. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned, co-owned or licensed patents or pending patent applications, or that we were the first inventors to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned, co-owned and licensed patents may be challenged in the courts or patent offices in the United States and other jurisdictions. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned, co-owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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
We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms or at all.
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
We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, reexamination or inter partes review proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.
If we are found by a court of competent jurisdiction to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. In addition, even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal and Compliance Matters
The regulatory approval process of the FDA is lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.
The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval for any product candidate to date and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain marketing approval.
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
The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects. The FDA has substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA.
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
Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of any or all of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.
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
As a company, we do not have experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party clinical research organizations or other third-party consultants or vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. New oncology drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed.
The process of obtaining marketing approvals, both in the United States and in other jurisdictions, is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may increase costs or cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.
Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed outside of the United States and may limit our ability to generate revenue from product sales.
In order to market and sell our products in the European Union and in other jurisdictions outside of the United States, we, and any collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We, and any collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.
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
We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling outside of the United States; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.
Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, and, as a result, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, thus, the FDA may be unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.
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

We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

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
In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to drug manufacturers or quality assurance standards applicable to medical device manufacturers, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, and any contract manufacturers we may engage in the future, our collaborators and their contract manufacturers will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to clinicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product such as the requirement to implement a risk evaluation and mitigation strategy.

Similar restrictions apply to the approval of our products in the EU. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the EU and are also subject to EU Member State laws.
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
We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., EU and UK. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.
If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the U.S., there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.
The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the EU to offer adequate data protection legislation, such as the U.S. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.
Additionally, in October 2022, President Joe Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.
Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. Any changes or updates to these adequacy decisions have the potential to impact our business.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and the sale and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions.
While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the U.S. regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions were reduced and suspended through June 2022 with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs HHS to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.
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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of enrolling in a plan providing outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 additional Part D drugs in 2027, 15 additional Part B or Part D drugs in 2028, and 20 additional Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.
Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare beneficiaries' out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.
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
In other jurisdictions, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.
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
There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, the Bribery Act, or other legal requirements, including Trade Control Laws. If we are not in compliance with the FCPA, the Bribery Act, and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges, including the Nasdaq Stock Market, for violations of the FCPA’s accounting provisions. Likewise, any investigation of any potential violations of the FCPA, the Bribery Act, other anti-corruption laws or Trade Control Laws by U.S., U.K. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.
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
Risks Related to Employee Matters and Managing Growth
Our future success depends on our ability to retain key executives and to attract, train, retain and motivate qualified personnel.
We are highly dependent on the research, development and clinical expertise of our management and scientific teams. Although we have offer letters or employment agreements with each of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms or at all given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. These consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract, train, retain and motivate high quality personnel, our ability to pursue our corporate growth strategy will be limited.
We will need to grow the size of our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, manufacturing, regulatory and medical affairs and compliance and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Any future growth will impose significant added responsibilities on members of management, including, but not limited to:
•identifying, recruiting, training, integrating, retaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical and FDA review process for bavdegalutamide, ARV-471, ARV-766 and any product candidate we develop, while complying with our contractual obligations to contractors and other third parties, including our partners and collaborators; and
•improving our managerial, operational and financial controls, reporting systems and procedures.
Our future financial performance and our ability to advance the development of and, if approved, commercialize bavdegalutamide, ARV-471, ARV-766 and any other product candidate we develop will depend, in part, on our ability to effectively manage any future growth. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
Our internal computer systems, or those of any collaborators, contractors, consultants or other third parties that we work with, may fail or suffer security breaches, which could damage the integrity of our clinical trials, impact our regulatory filings, compromise our ability to protect our intellectual property, and subject us to regulatory actions that could result in significant fines or other penalties.
Our internal computer systems and those of any collaborators, contractors, consultants or other third parties that we work with, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult, time consuming and costly to detect and we have experienced certain attacks, though minor, related to third party vendors. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.
While we have not experienced any material system failure, accident or security breach to date, if such an event were to occur, it could result in diversion of management's attention and a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be materially harmed and the further development and commercialization of our product candidates could be delayed.
Our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading laws, which could materially harm our business.
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
•healthcare fraud and abuse laws and regulations in the United States and in other jurisdictions;
•violations of U.S. federal securities laws, including those related to trading in our common stock; and
•failures to report financial information or data accurately.
In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations regulate a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Other forms of misconduct could involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could, among other things, result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct and implement other internal controls applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties. In addition, the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any legal, regulatory or administrative actions or proceedings are instituted against us, and we are not successful in defending ourselves or asserting our rights, such actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diversion of management attention, general costs of litigation or proceedings, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to Our Common Stock
The price of our common stock is volatile and may fluctuate substantially, which could result in the loss of all or part of our stockholders’ investment.
Our stock price has been and likely will continue to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
•the degree of success of any competitive products or technologies;
•results of or developments in preclinical studies and clinical trials of our product candidates or those of our competitors;
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
•changes in the structure of healthcare payment systems in the United States and other jurisdictions;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.
If any of the foregoing factors were to occur, or if our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.
In addition, in the past, companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and shareholder derivative litigation. Such litigation, if instituted against us, whether successful or not, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations and prospects.
Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to significantly influence or control all matters submitted to stockholders for approval.
Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 53% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence or control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence or control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:
•delay, defer or prevent a change in control;
•entrench our management and the board of directors; or
•impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Provisions in our organizational documents and under Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
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
•authorize our board of directors to issue "blank check" preferred stock, which could be issued without stockholder approval, may contain voting, liquidation, dividend and other rights superior to our common stock, and could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our charter or bylaws.
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
Most of our outstanding common stock can be traded without restriction at any time. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of a significant portion of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
In July 2019, we issued 1,346,313 shares of our common stock to Bayer. On October 1, 2019, we filed a registration statement on Form S-3 covering the resale of these shares.
In September 2021, we issued 3,457,815 shares of our common stock to Pfizer.
We have a significant number of shares that are subject to outstanding options and restricted stock units, and in the future we may issue additional options, restricted stock units, or other derivative securities convertible into our common stock under our equity compensation plans. The exercise or vesting of any such options, restricted stock units, or other derivative securities, and the subsequent sale of the underlying common stock, could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Such sales of our common stock could result in higher than average trading volume and may cause the market price for our common stock to decline.
We currently have on file with the SEC universal shelf registration statements on Form S-3 which allow us to offer and sell registered common stock, preferred stock, debt securities, depositary shares, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In October 2019, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Piper Sandler & Co. (formerly Piper Jaffray & Co.), or Piper Sandler, pursuant to which we sold 2,593,637 shares of common stock in at-the-market offerings for aggregate net proceeds of $64.1 million. We terminated the Distribution Agreement in August 2021.
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Company, or Piper Sandler, and Cantor Fitzgerald & Co., or Cantor, as agents, pursuant to which we may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more "at-the-market" offerings. During the year ended December 31, 2022, no shares were issued under this agreement.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations, including those promulgated by the SEC, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.
Pursuant to Section 404 of Sarbanes-Oxley, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. To achieve compliance with Section 404, we are engaged in a process to document and evaluate our internal control over financial reporting and internal controls, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and carry out a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in harm to our reputation or an adverse reaction in the financial markets and it could restrict our future access to the capital markets due to a loss of confidence in the reliability of our consolidated financial statements which would materially harm our business.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders. Our certificate of incorporation further provides that the federal district courts of the United States are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. These choice of forum provisions could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or other stockholders.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by our directors, officers, other employees or stockholders to the company or our stockholders, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim arising pursuant to our certificate of incorporation or our bylaws or governed by the internal affairs doctrine. Our certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, other employees or other stockholders, which may discourage such lawsuits against us and our directors, officers, other employees or other stockholders. Alternatively, if a court were to find this provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. Neither of these choice of forum provisions would affect suits brought to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder, jurisdiction over which is exclusively vested by statute in the United States federal courts, or any other claim for which United States federal courts have exclusive jurisdiction.
Because we have never paid and do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We lease approximately 63,000 square feet of office and laboratory space in New Haven, Connecticut under leases, as amended, that expire in December 2024. In May 2021, we entered into a lease, which was amended in August 2022, for approximately 160,000 square feet of office and laboratory space in New Haven, Connecticut which we expect to begin occupying in 2024. We believe that our facilities are sufficient to meet our current needs and that suitable additional or alternative space will be available as and when needed on commercially reasonable terms for our future growth.

Item 3. Legal Proceedings.
From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of business and regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors. We are not currently a party to any material litigation or legal proceedings.
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
Holders
As of February 17, 2023, there were approximately 24 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
Recent Sales of Unregistered Securities
We did not issue any securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during the year ended December 31, 2022.
Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.
Performance Graph
The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Nasdaq Composite Index and the Nasdaq Biotechnology Index from September 27, 2018 (the first date on which shares of our common stock were publicly traded) through the quarter ended December 31, 2022. The graph assumes an investment of $100 on September 27, 2018 in our common shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes that any dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance. The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
December 2022
Arvinas, Inc.
Nasdaq Composite Index
Nasdaq Biotechnology Index
600
500
400
300
200
100
0
09/27/2018
09/30/2018
12/31/2018
03/31/2019
06/30/2019
09/03/2019
12/31/2019
03/31/2020
06/30/2020
09/30/2020
12/31/2020
03/31/2021
06/30/2021
09/30/2021
12/31/2021
03/31/2022
06/30/2022
09/30/2022
12/31/2022

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amount and certainty of cash flows from operations and from outside sources, so as to allow investors to better view our company from management's perspective. You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in or implied by these forward-looking statements.
Overview
Our Business
We are a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies that degrade disease-causing proteins. We use our PROTAC Discovery Engine, our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. We have a robust preclinical pipeline of PROTAC protein degraders targeting a broad range of intracellular disease targets, including those representing proteins that currently cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in areas of unmet need, including oncology (including immuno-oncology), neuroscience and other therapeutic areas. We have three investigational clinical stage programs: ARV-471, a novel PROTAC estrogen receptor, or ER, protein degrader for the treatment of patients with locally advanced or metastatic ER positive / human epidermal growth factor receptor 2, or HER2, negative, or ER+/HER2-, breast cancer and bavdegalutamide (ARV-110) and ARV-766, each an oral PROTAC protein degrader that targets the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC.
ARV-471
ARV-471 is an investigational orally bioavailable PROTAC protein degrader designed to target and degrade the ER for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer. We are co-developing ARV-471 with Pfizer, Inc., or Pfizer, pursuant to a collaboration agreement that we and Pfizer entered into in July 2021. We granted Pfizer worldwide co-exclusive rights to develop and commercialize ARV-471.
In preclinical studies, ARV-471 demonstrated near-complete ER degradation in tumor cells, induced robust tumor shrinkage when dosed as a single agent in multiple ER-driven xenograft models, and showed superior anti-tumor activity when compared to a standard of care agent, fulvestrant, both as a single agent and in combination with a cyclin-dependent kinase, or CDK, 4/6 inhibitor. In 2019, we initiated a Phase 1 clinical trial of ARV-471 designed to assess the safety, tolerability and pharmacokinetics of ARV-471, which also included measures of anti-tumor activity as secondary endpoints and in the fourth quarter of 2020, we initiated a Phase 1b cohort expansion of ARV-471 in combination with the CDK4/6 inhibitor Ibrance® (palbociclib). In 2021, we initiated VERITAC, the Phase 2 single agent expansion cohort of the ARV-471 clinical trial.
In the third quarter of 2022, we initiated TACTIVE-E, a Phase 1b clinical trial with ARV-471 in combination with everolimus in patients with metastatic breast cancer. Also in the third quarter of 2022, we initiated with Pfizer a Phase 1b trial of ARV-471 as a monotherapy in Japanese patients.
In the fourth quarter of 2022, we presented initial data from VERITAC at the San Antonio Breast Cancer Symposium and we initiated, with Pfizer, the VERITAC-2 Phase 3 trial with ARV-471 as a monotherapy as a second-line and later treatment in patients with ER+/HER2- metastatic breast cancer. Also in the fourth quarter of 2022, we initiated the first of two arms in the ongoing Phase 1b umbrella trial of ARV-471, with ARV-471 in combination with each of the CDK4/6 inhibitors abemaciclib and ribociclib (TACTIVE-U). We initiated the second of two arms in the first quarter of 2023. In addition, in the fourth quarter of 2022, we initiated a Phase 2 clinical trial with ARV-471 as a monotherapy in patients with early breast cancer in the neoadjuvant setting (TACTIVE-N).
In the first quarter of 2023, we and Pfizer requested a meeting with the U.S. Food and Drug Administration, or the FDA, to review the proposed update to the trial protocol for the VERITAC-3 first-line, metastatic ER+ / HER2- breast cancer Phase 3 trial of ARV-471 in combination with IBRANCE® (palbociclib) to determine the optimal dose of palbociclib as part of the trial design. Following correspondence and alignment with the FDA, we and Pfizer determined an approach to the planned Phase 3 trial to enable trial initiation in the second half of 2023, which includes a Phase 3 lead-in to evaluate the optimal dose of palbociclib (100 mg or 75 mg) in combination with 200 mg ARV-471. This approach follows the recent analysis of data from the ongoing Phase 1b combination study of ARV-471 with palbociclib, in which an increase in palbociclib exposure was observed relative to historical palbociclib pharmacokinetic data.
In the first half of 2023, we expect, with Pfizer, to provide an update with preliminary data from the Phase 1b combination trial with palbociclib (Part C of the Phase 1/2 trial) and in the second half of 2023, we expect, with Pfizer, to submit and present data from the Phase 1b combination trial of ARV-471 with palbociclib at a medical congress and. Also in the second half of 2023, we expect, with Pfizer, to initiate a Phase 3 trial with ARV-471 in combination with palbociclib as a first-line treatment in patients with ER+ / HER2- locally advance or metastatic breast cancer. and initiate additional arms of the TACTIVE-U, Phase 1b combination trial with other targeted therapies, during 2023.

Bavdegalutamide (ARV-110)
Bavdegalutamide (ARV-110) is an investigational orally bioavailable PROTAC protein degrader designed to target and degrade the AR for the treatment of men with mCRPC.
In preclinical studies, bavdegalutamide demonstrated activity of AR mutation or overexpression, both common mechanisms of resistance to currently available AR-targeted therapies. In 2019, we initiated a Phase 1/2 clinical trial of bavdegalutamide designed to assess the safety, tolerability and pharmacokinetics of bavdegalutamide and which trial also included measures of anti-tumor activity as secondary endpoints, including reduction in prostate specific antigen, or PSA, a well-recognized biomarker of prostate cancer progression. In 2019, we also received Fast Track designation for bavdegalutamide for mCRPC. In 2020, we initiated ARDENT, the Phase 2 single agent expansion portion of the bavdegalutamide clinical trial. In 2021, we initiated a Phase 1b clinical trial of bavdegalutamide in combination with abiraterone for the treatment of men with mCRPC.
In the first quarter of 2022, we announced completed Phase 1 and interim ARDENT data for bavdegalutamide at the 2022 American Society of Clinical Oncology Genitourinary (ASCO GU) Cancers Symposium.
We expect to initiate a global Phase 3 trial with a confirmed dose for bavdegalutamide for the treatment of men with mCRPC with AR T878/H875 tumor mutations in the second half of 2023. Also in the second half of 2023, we expect to complete enrollment in the Phase 1b clinical trial with bavdegalutamide in combination with abiraterone.
ARV-766
ARV-766 is an investigational orally bioavailable PROTAC protein degrader designed to target AR with a different profile than bavdegalutamide, as a potential treatment for men with mCRPC.
In preclinical studies, ARV-766 degraded all tested resistance-driving point mutations of AR, including L702H, a mutation associated with treatment with abiraterone and other AR-pathway therapies. In 2021, we initiated a Phase 1/2 clinical trial for ARV-766 designed to assess the safety, tolerability and pharmacokinetics of ARV-766, which trial also includes measures of anti-tumor activity as secondary endpoints, including reduction in PSA. In the second half of 2022, we initiated a Phase 2 expansion trial of ARV-766 for the treatment of men with mCRPC.
We expect to share data from the Phase 1 dose escalation trial of ARV-766 for the treatment of men with metastatic castration-resistant prostate cancer in the second quarter of 2023.
We anticipate initiating a Phase 1b or Phase 2 dose escalation trial for either of bavdegalutamide or ARV-766 in patients with AR-dependent tumors who have not previously received novel hormonal agents, or NHA, such as enzalutamide or abiraterone, and who may benefit from bavdegalutamide or ARV-766 therapy, in the second half of 2023.
We are further diversifying our pipeline by developing new PROTAC targeted protein degraders against targets for which we believe protein degradation offers advantages to existing therapeutic modalities, including PROTAC degraders that are designed to reach targets in deep brain regions and are capable of being delivered through multiple routes of administration, including oral delivery. We have engineered PROTAC targeted protein degraders that, in preclinical studies, have successfully achieved blood-brain barrier penetration, a key step in developing drugs with the potential to treat neurodegenerative diseases. We believe there are many other indications for which our PROTAC technology may be advantageous.
By year-end 2023, we expect to submit an investigational new drug, or IND, application or clinical trial application, or CTA, for our PROTAC degrader designed to target each of the BCL6 protein, a protein mutated in patients with different forms of Non-Hodgkins Lymphoma, or NHL, including Diffuse Large B-Cell Lymphoma, or DLBCL, and the LRRK2 protein, a protein kinase that has been genetically linked to some forms of Parkinson's Disease, or PD. We also expect to progress at least two additional PROTAC protein degrader programs in IND-enabling or CTA-enabling studies by year-end 2023.

Our Operations
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Since inception through December 31, 2022, we raised approximately $1.3 billion in gross proceeds from the sale of equity instruments and the exercise of stock options, and had received an aggregate of $780.5 million in payments primarily from collaboration partners.

We are a clinical-stage company. ARV-471, bavdegalutamide (ARV-110) and ARV-766 are each in Phase 1/2 clinical trials and ARV-471 is in a Phase 3 clinical trial, and our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses and expect to incur increasing operating losses for at least the next several years due to costs associated with our ongoing and anticipated clinical activities for ARV-471, bavdegalutamide and ARV-766, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with CMOs to supply us with product for our preclinical and clinical studies and CROs for the synthesis of compounds in our preclinical development activities, as well as other associated costs including the management of our intellectual property portfolio.
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

At the time we entered into the original agreement with Genentech, we received an upfront payment of $11.0 million, and, at the time we entered into the Restated Genentech Agreement, we received an additional $34.5 million in upfront and expansion target payments. We are eligible to receive up to an aggregate of $27.5 million in additional expansion target payments if Genentech exercises its options for all remaining Targets. We are also eligible to receive payments aggregating up to $44.0 million per Target upon the achievement of specified development milestones; payments aggregating up to $52.5 million per Target (assuming approval of two indications) subject to the achievement of specified regulatory milestones; and payments aggregating up to $60.0 million per PROTAC targeted protein degrader directed against the applicable Target, subject to the achievement of specified sales milestones. These milestone payments are subject to reduction if we do not have a valid patent claim covering the licensed PROTAC targeted protein degrader at the time the milestone is achieved. We are also eligible to receive, on net sales of licensed PROTAC targeted protein degraders, mid-single digit royalties, which may be subject to reductions.
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
In the year ended December 31, 2018, we received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of the technology license and to fund Pfizer-related research, as defined within the Pfizer Research Collaboration Agreement. We are eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as mid- to high-single digit tiered royalties, which may be subject to reductions, on net sales of PROTAC targeted protein degrader-related products. In 2021 and 2020, we received payments totaling $1.2 million and $4.4 million, respectively. Pfizer selected additional targets and initiated additional services totaling $1.0 million and $3.5 million in December 2022 and 2021, respectively, which were included in accounts receivable as of December 31, 2022 and 2021.
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
Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront, non-refundable payment of $17.5 million. Bayer is committed to fund a total of $12.0 million in research funding payments through 2023, of which $10.5 million was received from inception through December 31, 2022, subject to potential increases if our costs for research activities exceed the research funding payments allocated to a Target and certain conditions are met. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.
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

	Years Ended December 31,
(dollars in millions)	2022	2021	2020
AR program development costs	$57.5	$41.8	$24.4
ER program development costs	72.1	30.9	17.5
Other research and development costs	185.4	107.7	66.5
Total research and development costs	$315.0	$180.4	$108.4

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we continue to conduct our ongoing clinical trials for ARV-471, bavdegalutamide and ARV-766, including our Phase 3 clinical trial for ARV-471, and continue to discover and develop additional product candidates. Research and development expenses related to ARV-471 are shared equally with Pfizer from July 22, 2021, the effective date of the ARV-471 Collaboration Agreement. The ER program development costs in the table above reflect the cost sharing with Pfizer.
We cannot determine with certainty the duration and costs of future clinical trials of ARV-471, bavdegalutamide and ARV-766 or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•successful completion of preclinical studies and clinical trials;
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
Interest Income (Expense)
Interest income consists of interest earned on our cash, cash equivalents, restricted cash and marketable securities. Interest income increased in 2022 as compared to 2021 primarily due to a full year of an increased marketable securities balance resulting from funds received in July 2021 under the ARV-471 Collaboration Agreement and in September 2021 under the Pfizer Stock Purchase Agreement. Interest expense consists primarily of interest paid or accrued on our outstanding debt with the State of Connecticut.
Income Taxes
Since our inception in 2013, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our federal or state earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. During the year ended December 31, 2022, we fully utilized our previously held federal net operating loss and federal credit carryforwards due to taxable income resulting from revenue recognition for tax purposes from our ARV-471 Collaboration Agreement and the mandatory capitalization of qualified research and development expenses incurred on or after January 1, 2022 under the Tax Cuts and Jobs Act. We continue to carry state net operating losses and credit carryforwards. The revenue recognition and capitalization of research expenses are timing differences for tax purposes and deferred tax assets were established. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.
As of December 31, 2022, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes. Net operating loss carryforwards are generated from the C-corporation subsidiaries’ filings. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.
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
Revenue Recognition
We recognize revenue under Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers. Our revenue is generated through research collaboration and license agreements with pharmaceutical partners. The terms of these agreements contain multiple goods and services which may include (i) licenses, (ii) research and development activities and (iii) participation in joint research and development steering committees. The terms of these agreements may include non-refundable, upfront license or option fees, payments for research and development activities, payments upon the achievement of certain milestones and royalty payments based on product sales derived from the collaboration. Under ASC 606, we evaluate whether the license agreement, research and development services and participation in research and development steering committees represent separate or combined performance obligations. We have determined that these services within our existing contracts represent combined single performance obligations.
The research collaboration and license agreements typically include contingent milestone payments related to specified preclinical and clinical development milestones and regulatory milestones. These milestone payments represent variable consideration that are not initially recognized within the transaction price as they are fully constrained under the guidance in ASC 606. We continually assess the probability of significant reversals for any amounts that become likely to be realized prior to recognizing the variable consideration associated with these payments within the transaction price.
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
For the years ended December 31, 2022, 2021 and 2020, the transaction price allocated to the combined performance obligations identified under the individual research collaboration and license agreements was recognized as revenue on either a straight-line basis over the estimated performance period under the arrangement or over the estimated performance period based on our best estimate of costs to be incurred. Straight-line basis was considered the best measure of progress for certain agreements in which control of the combined obligation transfers to the customers, due to the contract containing license rights to technology, research and development services, and joint committee participation, which in totality are expected to occur ratably over the performance period.
Our contracts may also call for certain sales-based milestone and royalty payments upon successful commercialization of a target. In accordance with ASC 606-10-55-65, we recognize revenues from sales-based milestone and royalty payments at the later of (i) the occurrence of the subsequent sale, or (ii) the performance obligation to which some or all of the sales-based milestone or royalty payments has been allocated has been satisfied (or partially satisfied). We anticipate recognizing these milestone and royalty payments if and when subsequent sales are generated by customers from the use of the technology. To date, no revenue from these sales-based milestone and royalty payments has been recognized for any periods.
Amounts received prior to satisfying the above revenue recognition criteria are recorded as contract liabilities in our accompanying consolidated balance sheets.

Research and Development Contract Costs and Accruals
As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:
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
Results of Operations
Comparison of Years Ended December 31, 2022 and 2021

	Years Ended December 31,
(dollars in millions)	2022	2021	$ change
Revenue	$131.4	$53.6	$77.8
Research and development expenses	(315.0)	(180.4)	(134.6)
General and administrative expenses	(79.6)	(61.6)	(18.0)
Other income	12.2	4.3	7.9
Income tax expense	(20.9)	—	(20.9)
Loss from equity method investment	(10.6)	(6.9)	(3.7)
Net loss	$(282.5)	$(191.0)	$(91.5)

Revenue
Revenues for the year ended December 31, 2022 totaled $131.4 million, compared with $53.6 million for the year ended December 31, 2021. The increase of $77.8 million was primarily due to $72.5 million of revenue from the ARV-471 Collaboration Agreement entered into during the third quarter of 2021 and $3.7 million of previously constrained deferred revenue related to our Oerth Bio joint venture.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2022 totaled $315.0 million, compared with $180.4 million for the year ended December 31, 2021. The increase of $134.6 million was primarily due to investments in our platform and exploratory programs of $77.7 million and increases in expenses related to our AR and ER programs of $15.7 million and $41.2 million, respectively. The increase in spending over all of our programs was primarily due to increased personnel and personnel costs utilized across all of our programs of $42.3 million, which includes $11.2 million related to stock compensation expense. Clinical trial costs and related drug manufacturing costs increased by $37.0 million as we continued to expand our AR and ER programs into additional clinical trials. ER program costs include a year over year cost sharing increase of $16.0 million in accordance with our ARV-471 Collaboration Agreement with Pfizer. Direct expenses related to our platform and exploratory targets increased by $28.7 million as we expanded the number of protein targets in the exploratory and lead optimization phases as well as more investments in our platform discovery efforts.
General and Administrative Expenses
General and administrative expenses totaled $79.6 million for the year ended December 31, 2022, compared with $61.6 million for the year ended December 31, 2021. The increase of $18.0 million was primarily due to an increase of personnel related costs of $15.0 million, which includes $7.2 million related to stock compensation expense, and professional fees of $5.6 million.
Other Income
Other income totaled $12.2 million for the year ended December 31, 2022, compared with $4.3 million for the year ended December 31, 2021. The increase of $7.9 million was primarily due to higher interest income of $10.2 million from marketable securities as compared to the prior year period on a higher average investment balance, partially offset by lower refundable research and development credits from the State of Connecticut of $1.0 million, as we are no longer eligible to receive a cash refund for research and development credits in the State of Connecticut, $0.3 million of higher year-over-year realized losses and forgiveness of debt of $1.0 million in 2021 equal to 50% of the then outstanding loan balance, related to the State of Connecticut loan upon our satisfaction of certain jobs criteria.
Income Tax Expense
Income tax expense totaled $20.9 million for the year ended December 31, 2022, compared with zero for the year ended December 31, 2021, primarily due to current income taxes resulting from revenue recognition for tax purposes from our ARV-471 Collaboration Agreement and the mandatory capitalization of research and development expenses incurred on or after January 1, 2022. Under the Tax Cuts and Jobs Act of 2017, qualified research expenses incurred after 2021 are no longer immediately deductible for tax purposes and instead must be capitalized and amortized for tax purposes. As a result of these items, we expect to fully utilize our federal net operating loss and credit carryforwards in the current year, resulting in current income tax expense for the period.
Loss from Equity Method Investment
Loss from equity method investment totaled $10.6 million for the year ended December 31, 2022, compared with $6.9 million for the year ended December 31, 2021. The increase of $3.7 million was due to increased operating losses incurred by Oerth Bio.

Results of Operations — Years Ended December 31, 2021 and 2020
Discussion and analysis of the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included under the heading "Comparison of Years Ended December 31, 2021 and 2020" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2021 Annual Report on Form 10-K as filed with the SEC on February 28, 2022 and incorporated by reference into this Annual Report on Form 10-K.
Liquidity and Capital Resources
Sources of Liquidity
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Since inception through December 31, 2022, we had received an aggregate of $780.5 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut and raised approximately $1.3 billion in gross proceeds from the sale of equity interests and the exercise of stock options, including:
•October 2018: completion of our IPO, in which we issued and sold 7,700,482 shares of common stock for aggregate gross proceeds of $123.2 million, before fees and expenses;
•July 2019: sale of 1,346,313 shares of common stock to Bayer AG for aggregate gross proceeds of $32.5 million;
•November 2019: completion of a follow-on offering in which we issued and sold 5,227,273 shares of common stock for aggregate gross proceeds of $115.0 million, before fees and expenses;
•September - December 2020: sale of 2,593,637 shares of common stock in an “at-the-market offering” for aggregate gross proceeds of $65.6 million, before fees and expenses;
•December 2020: completion of a follow-on offering in which we issued and sold 6,571,428 shares of common stock for aggregate gross proceeds of $460.0 million, before fees and expenses; and
•September 2021: issuance of 3,457,815 share of common stock to Pfizer for aggregate gross proceeds of $350.0 million.
In May 2021, we entered into a lease, which was amended in August 2022, for approximately 160,000 square feet of laboratory and office space to be occupied in 2024. In connection with the signing of the lease, as amended, and at our election to increase the landlord’s contribution to the tenant’s improvement allowance, we issued a letter of credit for $5.5 million, collateralized by a certificate of deposit in the same amount. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year lease term.
In July 2021, we entered into the ARV-471 Collaboration Agreement with Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound ARV-471. Under the ARV-471 Collaboration Agreement, Pfizer made an upfront, nonrefundable payment of $650.0 million.
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., as agents, pursuant to which we may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at-the-market" offerings. During the years ended December 31, 2022 and 2021, no shares were issued under this agreement.
Cash Flows
Our cash, cash equivalents, restricted cash and marketable securities totaled $1.2 billion and $1.5 billion as of December 31, 2022 and 2021, respectively. We had an outstanding loan balance of $1.0 million as of December 31, 2022 and 2021.

The following table summarizes our sources and uses of cash for the period presented:

	Years Ended December 31,
(dollars in millions)	2022	2021	2020
Net cash (used in) provided by operating activities	$(273.5)	$559.4	$(89.7)
Net cash provided by (used in) investing activities	242.8	(1,313.6)	164.3
Net cash provided by financing activities	4.7	278.6	504.6
Net (decrease) increase in cash, cash equivalents and restricted cash	$(26.0)	$(475.6)	$579.2
Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 totaled $273.5 million, primarily due to our net loss of $282.5 million and a decrease in deferred revenue of $116.8 million, driven largely by the ARV-471 Collaboration Agreement with Pfizer, partially offset by non-cash charges of $91.6 million and a decrease in accounts receivable of $14.0 million, related to payments pursuant to the ARV-471 Collaboration Agreement. Non-cash charges were primarily stock compensation expense of $75.5 million, depreciation and amortization of $6.3 million and net accretion of bond discounts/premiums of $5.7 million.
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
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2022 totaled $242.8 million, attributable to maturities and sales of marketable securities in excess of purchases of $249.6 million, partially offset by purchases of property and equipment of $6.8 million.
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

Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 totaled $4.7 million, attributable to proceeds from the exercise of stock options.
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
Specifically, we anticipate that our expenses will increase substantially if, and as we:
•continue a Phase 1/2 clinical trial of our product candidate ARV-471, a Phase 1b clinical trial of ARV-471 in combination with palbociclib, Phase 1b cohort expansion in combination with a standard of care agent, and a Phase 3 trial with ARV-471 as a second-line treatment, and initiate a Phase 3 trial of ARV-471 in combination with palbociclib, each in patients with locally advanced or metastatic ER+ / HER2- breast cancer;
•continue a Phase 1/2 clinical trial of our product candidate bavdegalutamide (ARV-110) and a Phase 1b clinical trial of bavdegalutamide in combination with abiraterone for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC, and initiate one or more additional Phase 1b cohort expansions of bavdegalutamide in combination with standard of care agents and a Phase 3 clinical trial, in men with mCRPC;
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

We had cash, cash equivalents, restricted cash and marketable securities of approximately $1.2 billion as of December 31, 2022. We believe that our cash, cash equivalents, restricted cash and marketable securities as of December 31, 2022 will enable us to fund our planned operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our ongoing clinical trials for ARV-471, bavdegalutamide (ARV-110), and ARV-766 and any future clinical development of ARV-471, bavdegalutamide, (ARV-110) and ARV-766;
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
In June 2018, we entered into an additional Assistance Agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of December 31, 2022, $1.0 million remains outstanding under the 2018 Assistance Agreement.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, restricted cash and marketable securities. Interest income earned on these assets totaled $12.0 million in 2022. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of December 31, 2022, our cash equivalents consisted of bank deposits and money market funds and our marketable securities included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk. Our outstanding debt totaled $1.0 million as of December 31, 2022 and carries a fixed interest rate of 3.25% per annum.
Item 8. Financial Statements and Supplementary Data.
Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-28 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2022, included below.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Arvinas, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Arvinas, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.

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
Stamford, Connecticut
February 23, 2023

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspection
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
We have adopted a Code of Business Conduct and Ethics that applies to our officers, including our principal executive, financial and accounting officers and our directors and employees. We have posted the text of our Code of Business Conduct and Ethics under the “Investors and Media – Corporate Governance” section of our website, www.arvinas.com. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.
Item 11. Executive Compensation.
The information required by this Item (other than the information required by Item 402(v) of Regulation S-K) is incorporated by reference from the information that will be contained in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(1)Financial Statements - The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:
(2)Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.
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

10.8
Form of Restricted Stock Unit Agreement under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36874) filed with the SEC on May 5, 2022).

10.9+
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

10.13+
Employment Agreement between the Registrant and Ronald Peck, M.D., dated July 18, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on April 28, 2020).

10.14
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

10.15
Third Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated March 12, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on March 15, 2019).

10.16
Fourth Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated January 31, 2020 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 16, 2020).

10.17
Fifth Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated January 4, 2021 (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 1, 2021).

10.18
Lease Agreement between Arvinas Operations, Inc. and Science Park Development Corporation, dated November 15, 2019 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 16, 2020).

10.19
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

10.21
Lease between 101 College Street, LLC and Arvinas Operations, Inc., dated May 4, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36874) filed with the SEC on August 5, 2021).

10.22
First Amendment to Lease between 101 College Street, LLC and Arvinas Operations, Inc., dated August 5, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36874) filed with the SEC on November 9, 2022).

10.23†
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

10.24†
Amendment No. 4 to License Agreement between Yale University and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated January 9, 2019 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 26, 2019).

10.25†
Amendment No. 5 to License Agreement between Yale University and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated June 3, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.26
Amended and Restated Consulting Agreement between Craig Crews and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated October 16, 2015, as amended by Amendment No. 1, dated August 27, 2018 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-227112) filed with the SEC on August 30, 2018).

10.27†
Corporate Sponsored Research Agreement between Yale University and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated July 1, 2016, as amended by Amendment No. 1, dated April 1, 2018 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-227112) filed with the SEC on August 30, 2018).

10.28†
Amended and Restated License and Option Agreement among Genentech, Inc., F. Hoffmann-La Roche Ltd and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated November 8, 2017 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-227112) filed with the SEC on September 14, 2018).

10.29†
Research Collaboration and License Agreement between Pfizer Inc. and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated December 22, 2017 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-227112) filed with the SEC on September 14, 2018).

10.30†
Amendment No. 1 to Research Collaboration and License Agreement between Pfizer Inc. and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated December 9, 2019 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 16, 2020).

10.31†
Amendment No. 2 to Research Collaboration and License Agreement between Pfizer Inc. and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on May 5, 2022).

10.32†*	Amendment No. 3 to Research Collaboration and License Agreement between Pfizer Inc. and Arvinas Operations, Inc (formerly Arvinas, Inc.), dated December 21, 2022

10.33†
Collaboration and License Agreement between Arvinas Operations, Inc. and Bayer AG, dated June 3, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.34†*	Amended and Restated IP Contribution Agreement between Arvinas Operations, Inc. and Oerth Bio LLC f/k/a Protag LLC, effective December 20, 2022.

10.35†
Collaboration Agreement by and between Arvinas, Inc., Arvinas Operations, Inc., Arvinas Estrogen Receptor, Inc. and Pfizer, Inc., dated July 21, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on July 22, 2021)

10.36†
Master In Vitro Diagnostics Agreement between Foundation Medicine, Inc. and Arvinas Operations, Inc., dated June 4, 2022 Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 4, 2022).

10.37†
Stock Purchase Agreement between the Registrant and Bayer AG, dated June 3, 2019 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.38†
Investor Agreement between the Registrant and Bayer AG, dated July 16, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.39
Equity Distribution Agreement by and between the Registrant and Piper Jaffray & Co., dated October 1, 2019, (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-234035) filed with the SEC on October 1, 2019).

10.40†
Stock Purchase Agreement, dated July 21, 2021, by and between Arvinas, Inc. and Pfizer, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on July 22, 2021).

10.41†
Investor Agreement, dated July 21, 2021, by and between Arvinas, Inc. and Pfizer, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on July 22, 2021).

10.42
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

ARVINAS, INC.

Date: February 23, 2023	By:	/s/ David K. Loomis
David K. Loomis
Vice President and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Houston, Ph.D.	President, Chief Executive Officer and Director	February 23, 2023
John Houston, Ph.D.	(principal executive officer)

/s/ Sean Cassidy	Chief Financial Officer	February 23, 2023
Sean Cassidy	(principal financial officer)

/s/ David K. Loomis	Vice President and Chief Accounting Officer	February 23, 2023
David K. Loomis	(principal accounting officer)

/s/ Timothy Shannon, M.D.	Chairman of the Board of Directors	February 23, 2023
Timothy Shannon, M.D.

/s/ Linda Bain	Director	February 23, 2023
Linda Bain

/s/ Everett Cunningham	Director	February 23, 2023
Everett Cunningham

/s/ Wendy Dixon, Ph.D.	Director	February 23, 2023
Wendy Dixon, Ph.D.

/s/ Edward Kennedy, Jr.	Director	February 23, 2023
Edward Kennedy, Jr.

/s/ Briggs Morrison, M.D.	Director	February 23, 2023
Briggs Morrison, M.D.

/s/ Leslie Norwalk, Esq.	Director	February 23, 2023
Leslie Norwalk, Esq.

/s/ Laurie Smaldone Alsup, M.D.	Director	February 23, 2023
Laurie Smaldone Alsup, M.D.

/s/ John Young	Director	February 23, 2023
John Young

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Arvinas, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arvinas, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

◦inspecting correspondence from the third-party vendors to the Company, including status reports, and comparing such information to the amounts used in the Company’s estimates;

◦meeting with clinical and manufacturing operational personnel within the Company to understand the status of significant research and development activities for a sample of project activities, and comparing such information to the amounts used in the Company’s estimates;

◦comparing the estimated accrual balance as of December 31, 2022, to the invoices received after year-end to evaluate the Company’s ability to estimate the accrual.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 23, 2023
We have served as the Company's auditor since 2016.

ARVINAS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(dollars and shares in millions)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$81.3	$108.3
Restricted cash	5.5	4.5
Marketable securities	1,124.0	1,394.3
Accounts receivable	1.0	15.0
Other receivables	7.0	10.7
Prepaid expenses and other current assets	21.4	19.7
Total current assets	1,240.2	1,552.5
Property, equipment and leasehold improvements, net	13.4	12.7
Operating lease right of use assets	4.4	3.9
Collaboration contract asset and other assets	10.8	12.5
Total assets	$1,268.8	$1,581.6
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$74.7	$54.4
Deferred revenue	218.6	206.2
Current portion of operating lease liability	1.8	1.1
Total current liabilities	295.1	261.7
Deferred revenue	405.1	534.3
Long term debt	1.0	1.0
Operating lease liability	2.7	2.9
Total liabilities	703.9	799.9
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 53.2 and 53.0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	0.1	—
Accumulated deficit	(965.4)	(682.9)
Additional paid-in capital	1,549.4	1,469.2
Accumulated other comprehensive loss	(19.2)	(4.6)
Total stockholders' equity	564.9	781.7
Total liabilities and stockholders' equity	$1,268.8	$1,581.6
See accompanying notes to the consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

(dollars and shares in millions, except per share amounts)	Year Ended December 31,
Consolidated Statements of Operations	2022	2021	2020
Revenue	$131.4	$53.6	$25.9
Operating expenses:
Research and development	315.0	180.4	108.4
General and administrative	79.6	61.6	38.3
Total operating expenses	394.6	242.0	146.7
Loss from operations	(263.2)	(188.4)	(120.8)
Other income (expense)
Other income, net	0.2	2.5	2.1
Interest income, net	12.0	1.8	3.5
Total other income	12.2	4.3	5.6
Net loss before income taxes and loss from equity method investment	(251.0)	(184.1)	(115.2)
Income tax expense	(20.9)	—	—
Loss from equity method investment	(10.6)	(6.9)	(4.1)
Net loss	$(282.5)	$(191.0)	$(119.3)
Net loss per common share - basic and diluted	$(5.31)	$(3.82)	$(3.02)
Weighted average common shares outstanding - basic and diluted	53.2	50.0	39.5

(dollars in millions)	Year Ended December 31,
Consolidated Statements of Comprehensive Loss	2022	2021	2020
Net loss	$(282.5)	$(191.0)	$(119.3)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(14.5)	(5.2)	0.5
Comprehensive loss	$(297.0)	$(196.2)	$(118.8)
See accompanying notes to the consolidated financial statements

ARVINAS, INC AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars and shares in millions)	Shares	Amount
Balance as of December 31, 2019	38.5	—	(372.6)	599.1	0.1	226.6
Issuances of common stock, net of underwriters' discounts and issuance costs of $28.1 million	6.6	—	—	431.9	—	431.9
Stock-based compensation	—	—	—	30.2	—	30.2
Net loss	—	—	(119.3)	—	—	(119.3)
Restricted stock vesting	0.4	—	—	—	—	—
Proceeds from exercise of stock options	0.5	—	—	8.2	—	8.2
Common stock issued in at-the- market offering, net of offering costs of $1.6 million	2.5	—	—	64.1	—	64.1
Unrealized gain on available-for-sale securities	—	—	—	—	0.5	0.5
Balance as of December 31, 2020	48.5	—	(491.9)	1,133.5	0.6	642.2
Stock-based compensation	—	—	—	57.1	—	57.1
Net loss	—	—	(191.0)	—	—	(191.0)
Restricted stock vesting	0.2	—	—	—	—	—
Proceeds from exercise of stock options	0.8	—	—	18.7	—	18.7
Common stock issued, net of issuance costs of $4.6 million	3.5	—	—	259.9	—	259.9
Unrealized loss on available-for-sale securities	—	—	—	—	(5.2)	(5.2)
Balance as of December 31, 2021	53.0	—	(682.9)	1,469.2	(4.6)	781.7
Stock-based compensation	—	—	—	75.5	—	75.5
Net loss	—	—	(282.5)	—	—	(282.5)
Proceeds from exercise of stock options	0.2	0.1	—	4.7	—	4.8
Unrealized loss on available-for-sale securities	—	—	—	—	(14.6)	(14.6)
Balance as of December 31, 2022	53.2	$0.1	$(965.4)	$1,549.4	$(19.2)	$564.9
See accompanying notes to the consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(dollars in millions)	2022	2021	2020
Cash flows from operating activities:
Net loss	$(282.5)	$(191.0)	$(119.3)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6.3	4.8	3.2
Net accretion of bond discounts/premiums	5.7	9.4	1.7
Forgiveness of debt income	—	(1.0)	—
Loss (gain) on sale of marketable securities	0.4	0.2	(0.4)
Amortization of right-of-use assets	1.9	1.2	0.9
Amortization of collaboration contract asset	1.8	0.4	—
Stock-based compensation	75.5	57.1	30.2
Changes in operating assets and liabilities:
Accounts receivable	14.0	(14.0)	(1.0)
Other receivables	3.7	(3.3)	(1.2)
Prepaid expenses and other current assets	(1.8)	(13.6)	(2.4)
Collaboration contract asset	—	(12.9)	—
Accounts payable and accrued liabilities	20.2	27.9	12.8
Operating lease liabilities	(1.9)	(1.3)	(0.9)
Deferred revenue	(116.8)	695.5	(13.3)
Net cash (used in) provided by operating activities	(273.5)	559.4	(89.7)
Cash flows from investing activities:
Purchase of marketable securities	(886.4)	(1,744.6)	(41.2)
Maturities of marketable securities	1,076.9	428.5	174.1
Sale of marketable securities	59.1	7.2	37.8
Purchase of property, equipment and leasehold improvements	(6.8)	(4.7)	(6.4)
Net cash provided by (used in) investing activities	242.8	(1,313.6)	164.3
Cash flows from financing activities:
Proceeds from issuance of common stock	—	264.6	460.0
Payment of common stock offering costs	—	(4.6)	(27.7)
Proceeds from sale of common stock in at-the-market offering	—	—	65.6
Payment of common stock offering costs for at-the-market offering	—	—	(1.6)
Proceeds from exercise of stock options	4.7	18.6	8.3
Net cash provided by financing activities	4.7	278.6	504.6
Net (decrease) increase in cash, cash equivalents and restricted cash	(26.0)	(475.6)	579.2
Cash, cash equivalents and restricted cash, beginning of the period	112.8	588.4	9.2
Cash, cash equivalents and restricted cash, end of the period	$86.8	$112.8	$588.4
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$0.1	$0.5	$0.5
Cash paid for interest	$—	$0.1	$0.1
Cash paid for taxes	$11.1	$—	$—
See accompanying notes to the consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Nature of Business and Basis of Presentation
Nature of Business
Arvinas, Inc. is a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases throughout the discovery, development and commercialization of therapies that degrade disease-causing proteins. Arvinas, Inc. has four wholly owned subsidiaries; Arvinas Operations, Inc. formed in 2013, Arvinas Androgen Receptor, Inc. formed in 2015, Arvinas Estrogen Receptor, Inc. formed in 2016, and Arvinas Winchester, Inc. formed in 2018 (collectively, "Arvinas" or the "Company").
Basis of Presentation
The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of Arvinas, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated upon consolidation. The accounting policies used to prepare the Company's consolidated financial statements are the same as those used to prepare the consolidated financial statements in prior years.
Certain reclassifications have been made to prior period financial information in order to conform with current period presentation. Accounts payable and Accrued expenses have been condensed into Accounts payable and accrued liabilities, Interest income and Interest expense have been condensed into Interest income, net and in Note 11, Income Taxes, within the reconciliation of U.S. federal statutory income tax rate table, a portion of the stock compensation rate effect was reclassified to return to provision.
The Company identified and recorded an adjustment to prior periods related to the accounting for its investment in Oerth Bio. See Note 10, Equity Method Investments, for further details.
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and notes. While management believes that estimates and assumptions used in the preparation of the consolidated financial statements and notes are appropriate, actual results could differ from those estimates. The most significant estimates are those used in the determination of the Company’s revenue recognition, uncertain tax positions and research and development expenses.
Risks and Uncertainties
The Company is subject to a number of risks similar to other biotechnology companies in the early stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products and protection of proprietary technology. If the Company does not successfully obtain regulatory approval, it will be unable to generate revenue from product sales or achieve profitability.
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows for the foreseeable future. The Company has financed its operations primarily through sales of equity interests, proceeds from collaborations, grant funding and debt financing. The Company had cash, cash equivalents, restricted cash and marketable securities of approximately $1.2 billion as of December 31, 2022.

2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments, primarily money market accounts, with original maturities of three months or less at time of purchase. The carrying amounts reported in the consolidated balance sheets represent the fair values of cash and cash equivalents and are considered Level 1 financial instruments.
Restricted Cash
Restricted cash represents a letter of credit collateralized by a certificate of deposit in the same amount as required under the terms of the Company's laboratory and office space lease entered into in May 2021 and amended in August 2022.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported withing the consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Cash and cash equivalents	$81.3	$108.3	$588.4
Restricted cash	5.5	4.5
Cash, cash equivalents and restricted cash	$86.8	$112.8	$588.4
Concentration of Credit Risk
The Company maintains its cash in financial institution accounts that may at times exceed federally insured limits. The cash balances in the financial institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Cash may also be maintained at commercial institutions that are not insured by the FDIC.
For the years ended December 31, 2022 and 2021, one collaborator represented 88% and 68% of the Company's revenue, respectively, and for the year ended December 31, 2020, three collaborators represented 37%, 32% and 31% of the Company's revenue. For each of the years ended December 31, 2022 and 2021, one collaborator accounted for the entire accounts receivable balance.
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
Property, Equipment, and Leasehold Improvements
Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives, which range from three years for office equipment to five years for laboratory equipment. Maintenance and repairs which do not extend the lives of the assets are charged directly to expense as incurred. Upon retirement or disposal, cost and related accumulated depreciation is removed from the related accounts, and any resulting gain or loss is recognized as a component of income or loss for the period. Leasehold improvements are recorded at cost and amortized using the straight-line method over the shorter of the lease term or the useful life of the asset.

Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets when indications of potential impairments are present. The Company adjusts the carrying value of the long-lived assets if the sum of undiscounted expected future cash flows is less than the carrying value. No such impairments were recorded during 2022, 2021 or 2020.
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
Revenue Recognition and Deferred Revenue
Revenues from Contracts
The Company recognizes revenue under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. The Company’s revenue is generated through research collaboration and license agreements with pharmaceutical partners. The terms of these agreements contain multiple goods and services which may include (i) licenses, (ii) research and development activities, and (iii) participation in joint research and development steering committees. The terms of these agreements may include non-refundable, upfront license or option fees, payments for research and development activities, payments upon the achievement of certain milestones and royalty payments based on product sales derived from the collaboration. Under ASC 606, the Company evaluates whether the license agreement, research and development services and participation in research and development steering committees represent separate or combined performance obligations. The Company has determined that these services within its existing contracts represent combined single performance obligations.
The research collaboration and license agreements typically include contingent milestone payments related to specified preclinical and clinical development milestones and regulatory milestones. These milestone payments represent variable consideration to be included within the transaction price using the most likely amount method. The Company determined that the most likely amount to be recognized was zero, against which no constraint was applied. The Company continually assesses the probability of significant reversals for any amounts that become likely to be realized prior to recognizing the variable consideration associated with these payments within the transaction price.
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
For the years ended December 31, 2022, 2021 and 2020, the transaction price allocated to the combined performance obligation identified under the individual research collaboration and license agreements was recognized as revenue on either a straight-line basis over the estimated performance period under the arrangement or over the estimated performance period based on the Company’s best estimate of costs to be incurred. Straight-line basis was considered the best measure of progress for certain agreements in which control of the combined obligation transfers to the customers, due to the contract containing license rights to technology, research and development services, and joint committee participation, which in totality are expected to occur ratably over the performance period.
The Company’s contracts may also call for certain sales-based milestone and royalty payments upon successful commercialization of a target. The Company recognizes revenues from sales-based milestone and royalty payments at the later of a) the occurrence of the subsequent sale, or b) the performance obligation to which some or all of the sales-based milestone or royalty payments has been allocated has been satisfied (or partially satisfied). The Company anticipates recognizing these milestones and royalty payments if and when subsequent sales are generated by customers from the use of the technology. To date, no revenue from these sales-based milestone and royalty payments has been recognized for any periods.
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
Equity Method Investments
The Company accounts for investments for which it does not have a controlling interest in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The Company recognizes its pro-rata share of income and losses in the investment in “Loss from equity method investment” on the consolidated statement of operations and comprehensive loss, with a corresponding change to the investment in equity method investment in the consolidated balance sheet until such investment is reduced to zero.
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
The Company follows the authoritative guidance for recognizing and measuring uncertainty in income tax positions taken or expected to be taken in a tax return. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in tax expense. Management has evaluated the effect of ASC 740 guidance related to uncertain income tax positions and concluded that the Company has no significant uncertain income tax positions as of December 31, 2022 and 2021.
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
401(k) Savings plan
The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Under the 401(k) Plan, the Company made discretionary matching contributions on behalf of eligible employees totaling $2.2 million, $1.3 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Research and Development Expenses
Research and development expenses include (i) employee-related expenses, including salaries, benefits, travel and stock-based compensation expense; (ii) external research and development expenses incurred under arrangements with third parties, such as contract research organization agreements, investigational sites and consultants; (iii) the cost of acquiring, developing and manufacturing clinical study materials; (iv) costs associated with preclinical and clinical activities and regulatory operations; and (v) costs incurred in development of intellectual property. Costs incurred in connection with research and development activities are expensed as incurred.
The Company enters into consulting, research and other agreements with commercial entities, researchers, universities and others for the provision of goods and services. Such arrangements are generally cancellable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided by the respective vendors, including the Company’s clinical sites. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.
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
Level 1—    Inputs are based upon observable or quoted prices (unadjusted) for identical instruments traded in active markets. The Company’s Level 1 financial instruments consist of cash equivalents.
Level 2—    Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 investments consist primarily of corporate notes and bonds and U.S. government and agency securities.
Level 3—    Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.
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

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company reviews new accounting standards as issued. As of December 31, 2022, the Company has not identified any new standards that it believes will have a material impact on its consolidated financial statements.
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
The Company determined that the ARV-471 Collaboration Agreement and the Pfizer Equity Transaction entered into with Pfizer concurrently should be evaluated as a combined contract in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company determined the fair value of the shares sold under the Pfizer Equity Transaction to be $85.4 million less than the contractual purchase price stipulated in the agreement. In accordance with the applicable accounting guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that the sale of stock should be recorded at fair value and therefore allocated the excess consideration received under the Pfizer Equity Transaction to the ARV-471 Collaboration Agreement, which, along with the non-refundable payment of $650.0 million, is being recognized as revenue over the total estimated period of performance based on the Company’s best estimate of costs to be incurred.
As a direct result of the Company’s entry into the ARV-471 Collaboration Agreement, the Company incurred direct and incremental costs to obtain the contract, paid to a financial advisor, totaling $12.9 million. In accordance with ASC 340, Other Assets and Deferred Costs, the Company recognized an asset of $12.9 million in collaboration contract asset and other assets in the consolidated balance sheet, which is being amortized as general and administrative expense over the total estimated period of performance under the ARV-471 Collaboration Agreement.

Bayer Collaboration Agreement
In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (the "Bayer Collaboration Agreement") setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras, or PROTAC targeted protein degraders, that mediate for degradation of target proteins ("Targets"), using the Company’s proprietary platform technology, which Targets will be selected by Bayer AG, subject to certain exclusions and limitations. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront, non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license. In addition, Bayer AG is committed to fund an additional $12.0 million through 2023, of which $10.5 million was received from inception through December 31, 2022, including $3.0 million received in each of the years ended December 31, 2022, 2021 and 2020. These payments are being recognized over the total estimated period of performance.
The Company is also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, the Company is eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions. There were no development or sales-based milestone payments or royalties received through December 31, 2022.
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
Pfizer Research Collaboration Agreement
In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer (the "Pfizer Research Collaboration Agreement"). Under the terms of the Pfizer Research Collaboration Agreement, the Company received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. These payments are being recognized over the total estimated period of performance. The Company is eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. The Company is also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales. In 2021 and 2020, the Company received payments totaling $1.2 million and $4.4 million, respectively, which are being recognized as revenue over the total period of performance. Pfizer selected additional targets and initiated additional services totaling $1.0 million and $3.5 million in December 2022 and 2021, respectively, which were included in accounts receivable as of December 31, 2022 and 2021. There were no sales-based milestone payments or royalties received through December 31, 2022.
Genentech Modification
In November 2017, the Company entered into an Amended and Restated Option, License, and Collaboration Agreement (the "Genentech Modification") with Genentech, Inc. and F. Hoffman-La Roche Ltd (together "Genentech"), amending a previous Genentech agreement entered into in September 2015. Under the Genentech Modification, the Company received upfront, non-refundable payments of $34.5 million (in addition to $11.0 million received under the previous agreement in 2015) to fund Genentech-related research and Genentech has the right to designate up to ten targets. The Company is eligible to receive up to $27.5 million in additional expansion target payments if Genentech exercises its options on all remaining targets. Upfront non-refundable payments are recognized as revenue over the total estimated period of performance.

The Company is eligible to receive up to $44.0 million per target in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received through December 31, 2022.
Changes in the Company's contract balances were as follows:

	December 31,
(dollars in millions)	2022	2021
Accounts receivable
Beginning balance	$15.0	$1.0
Additions	6.4	19.9
Payments received	(20.4)	(5.9)
Ending balance	$1.0	$15.0
Accounts payable related to collaborations
Beginning balance	$—	$—
Additions	5.0	—
Payments made	—	—
Ending balance	$5.0	$—
Contract assets: Collaboration contract asset
Beginning balance	$12.5	$—
Additions	—	12.9
Amortization	(1.8)	(0.4)
Ending balance	$10.7	$12.5
Contract liabilities: Deferred revenue
Beginning balance	$740.5	$45.1
Additions to collaboration agreements	4.0	742.1
Revenue recognized from balances held at the beginning of the period	(120.0)	(18.6)
Revenue recognized from balances not held at the beginning of the period	(0.8)	(28.1)
Ending balance	$623.7	$740.5
During the years ended December 31, 2022, 2021 and 2020, the Company recorded cumulative catch-up adjustments from contract modifications totaling $0.7 million, $(0.8) million and $(0.4) million, respectively, relating to performance obligations which were satisfied in prior periods.
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of December 31, 2022 totaled $623.7 million, which is expected to be recognized in the following periods:

(dollars in millions)
2023	$218.6
2024	193.9
2025	90.2
2026	55.3
2027	34.7
Thereafter	31.0
Total	$623.7

4. Marketable Securities and Fair Value Measurements
The following is a summary of the Company’s assets measured at fair value on a recurring basis.

	December 31, 2022
(dollars in millions)	Valuation Hierarchy	Effective Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	2023	$802.7	$—	$(9.3)	$793.4
Corporate bonds	Level 2	2024 - 2025	205.3	—	(9.2)	196.1
Government securities	Level 2	2023	61.9	—	(0.4)	61.5
Government securities	Level 2	2024	73.3	—	(0.3)	73.0
Total			$1,143.2	$—	$(19.2)	$1,124.0

	December 31, 2021
(dollars in millions)	Valuation Hierarchy	Effective Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	2022	$784.0	$—	$(0.7)	$783.3
Corporate bonds	Level 2	2023 - 2024	582.5	—	(3.8)	578.7
Government securities	Level 2	2022	32.4	—	(0.1)	32.3
Total			$1,398.9	$0.0	$(4.6)	$1,394.3
The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.
The carrying value of accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these assets and liabilities.
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

5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

	December 31,
(dollars in millions)	2022	2021
Laboratory equipment	$17.1	$13.6
Office equipment	2.0	1.4
Leasehold improvements	10.9	8.4
Total property, equipment and leasehold improvements	30.0	23.4
Less: accumulated depreciation and amortization	(16.6)	(10.7)
Property, equipment and leasehold improvements, net	$13.4	$12.7
Depreciation expense totaled $6.3 million, $4.8 million, and $3.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
6. Right-of-Use Assets and Liabilities
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in the accompanying consolidated balance sheets.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments, which ranges from 3.0% – 4.1%. Lease expense is recognized on a straight-line basis over the lease term. The Company considers options to extend or terminate the lease in recognizing ROU assets and lease liabilities when it is reasonably certain that such options will be exercised.
In May 2021, the Company entered into a lease arrangement, which was amended in August 2022, for approximately 160,000 square feet of laboratory and office space to be occupied in 2024. In connection with the signing of the lease and the related amendment, and at the Company’s election to increase the landlord’s contribution to the tenant improvement allowance, the Company initially issued a letter of credit totaling $4.5 million, which was subsequently increased to $5.5 million, collateralized by a certificate of deposit in the same amount, which is presented as restricted cash in the accompanying consolidated balance sheets. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year lease term.
The Company has operating leases for its corporate office, laboratories and certain equipment, which expire no later than January 2026. The leases have a weighted average remaining term of 2.3 years.
The components of lease expense were as follows:

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Operating lease cost	$2.1	$1.4	$1.0

Supplemental cash flow information related to leases was as follows:

	December 31,
(dollars in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.9	$1.2	$0.9
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$2.4	$3.2	$0.6
Maturities of operating lease liabilities as of December 31, 2022 were as follows:

(dollars in millions)
2023	$2.0
2024	2.2
2025	0.5
2026	—
Total lease payments	4.7
Less: imputed interest	(0.2)
Total	$4.5
7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

	December 31,
(dollars in millions)	2022	2021
Accounts payable	$5.7	$31.3
Accrued liabilities
Research and development expenses	35.9	9.5
Employee expenses	18.7	12.4
Income taxes	10.3	—
Professional fees and other	4.1	1.2
	$74.7	$54.4
8. Long-Term Debt
In June 2018, the Company entered into an Assistance Agreement with the State of Connecticut (the "2018 Assistance Agreement") to provide funding for the expansion and renovation of laboratory and office space (the "Project"). Under the terms of the 2018 Assistance Agreement, the Company was entitled to borrow from the State of Connecticut a maximum of $2.0 million, provided that the funding did not exceed more than 50% of the total Project costs. In September 2018, the Company borrowed $2.0 million under the 2018 Assistance Agreement, bearing interest at 3.25% per annum with interest payments required for the first 60 months from the funding date. Thereafter, the loan will begin to fully amortize through month 120, maturing in September 2028. In April 2021, borrowings totaling $1.0 million were forgiven by the State of Connecticut as the Company met certain employment conditions, as defined in the agreement. The 2018 Assistance Agreement requires that the Company be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received.

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
Minimum future principal payments on long-term debt as of December 31, 2022 are as follows:

(dollars in millions)
2023	$—
2024	0.2
2025	0.2
2026	0.2
2027	0.2
Thereafter	0.2
Total	$1.0
During the years ended December 31, 2022 and 2021, interest expense was immaterial. During the year ended December 31, 2020, interest expense totaled $0.1 million.
9. Equity
Common Stock
As of December 31, 2022 and 2021, the Company had authorized 200,000,000 shares of common stock, at a $0.001 par value per share. The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board of Directors. No dividends have been declared or paid by the Company since its inception.
In September 2021, in connection with the Pfizer Stock Purchase Agreement, the Company issued 3,457,815 shares of common stock to Pfizer at a price of $101.22 per share, which resulted in aggregate gross proceeds of $350 million, less financial advisor fees of $4.6 million, as further described in Note 3 to our consolidated financial statements. Pursuant to terms of the Pfizer Stock Purchase Agreement, Pfizer has agreed not to sell or transfer the Shares without prior written approval of the Company for a specified period, subject to specified exceptions.
In December 2020, the Company completed a public offering in which the Company issued and sold 6,571,428 shares of common stock at a public offering price of $70.00 per share, which resulted in aggregate gross proceeds of $460.0 million before underwriter discounts, commissions, and offering costs of $28.1 million.
Equity Distribution Agreements
In August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at-the-market" offerings. During the years ended December 31, 2022 and 2021, no shares were issued under this agreement.
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

Share-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the "2018 ESPP"), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company's common stock. The number of shares of the Company's common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of December 31, 2022, 1,986,565 shares remained available for purchase. During the years ended December 31, 2022, 2021 and 2020, the Company issued 24,898, 19,357 and 11,046 shares, respectively, of common stock under the 2018 ESPP.
Incentive Share Plan
In the Fourth Amendment to the Company’s Incentive Share Plan (the "Incentive Plan") adopted in March 2018, the Company was authorized to issue up to an aggregate of 6,199,477 incentive units pursuant to the Incentive Plan. Generally, incentive units were granted at no less than fair value as determined by the board of managers and had vesting periods ranging from one to four years. The Incentive Plan was terminated in September 2018. In September 2018, each outstanding incentive unit was converted into a number of shares of common stock based upon the IPO price. Certain of the shares of common stock issued in respect of incentive units continued to be subject to vesting in accordance with the vesting schedule that was applicable to such incentive units through the year ended December 31, 2022.
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the "2018 Plan"), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s IPO. The number of common shares initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181 shares) issued in respect of incentive units granted under the Incentive Plan that were subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each year beginning with the year ended December 31, 2019 and continuing to, and including, the year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of December 31, 2022, 2,048,284 shares are available for issuance under the 2018 Plan. Common shares subject to outstanding equity awards that expire or are terminated, surrendered, or cancelled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.
Compensation Expense
For the years ended December 31, 2022, 2021 and 2020, the Company recognized compensation expense of $75.5 million, $57.1 million and $30.2 million, respectively, related to the issuance of incentive awards, including $0.7 million, $0.3 million and $0.3 million, respectively, related to the 2018 ESPP. As of December 31, 2022, there was $67.3 million of compensation expense that is expected to be recognized over a weighted average period of approximately 1.7 years.

Stock Options
The fair value of the stock options granted during each of the years ended December 31, 2022, 2021 and 2020 was determined using the Black-Scholes option pricing model at the grant date with the following range of assumptions:

	Year ended December 31,
	2022	2021	2020
Expected volatility	73% - 76%	74% - 78%	70% - 75%
Expected term (years)	5.5 - 7.0	5.3 - 7.0	5.3 - 7.0
Risk free interest rate	1.5% - 4.2%	0.5% - 1.3%	0.3% - 1.6%
Expected dividend yield	0%	0%	0%
Exercise price	$36.79 - $78.91	$66.82 - $100.40	$22.70 - $50.00
Given the Company’s common stock has not been trading for a sufficient period of time, the Company calculates volatility of its common stock by utilizing a weighted average of a collection of peer company volatilities and its own common stock volatility. The expected term is calculated utilizing the simplified method.
A summary of the stock option activity under the 2018 Plan as of December 31, 2022 is presented below. These amounts include stock options granted to employees, directors and consultants.

(dollars in millions, except weighted average exercise price)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	5,343,254	$44.98
Granted	1,889,501	$59.23
Exercised	(184,160)	$19.49
Forfeited	(233,961)	$61.29
Outstanding as of December 31, 2022	6,814,634	$49.06	7.7	$34.5
Exercisable as of December 31, 2022	3,601,334	$37.22	6.8	$33.0
The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $39.17, $52.85 and $27.45, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $7.9 million, $46.9 million and $19.4 million, respectively.
As of December 31, 2022, $53.8 million of total unrecognized compensation cost related to non-vested stock options granted under the 2018 Plan is expected to be recognized over a weighted average period of approximately 1.6 years.
As of December 31, 2022, there were 6,540,844 stock options under the 2018 Plan that have vested or are expected to vest.

Restricted Stock Awards
A summary of the restricted stock award activity under the Incentive Plan as of December 31, 2022 is presented below. These amounts include restricted stock granted to employees, directors and consultants.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock as of December 31, 2021	30,625	$16.00
Vested	(29,305)	$16.00
Forfeited	(1,320)	$16.00
Unvested restricted stock as of December 31, 2022	—	$16.00
Restricted Stock Units
A summary of restricted stock unit activity under the 2018 Plan for the year ended December 31, 2022 is presented below. These amounts include restricted stock units granted to employees.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units as of December 31, 2021	88,307	$20.02
Granted	460,763	$54.59
Exercised	(42,500)	$20.04
Forfeited	(17,354)	$53.91
Unvested restricted stock units as of December 31, 2022	489,216	$51.37
As of December 31, 2022, $13.5 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2018 Plan is expected to be recognized over a weighted average period of approximately 2.1 years.
As of December 31, 2022, there were 414,450 restricted stock units under the 2018 Plan that have vested or are expected to vest.
10. Equity Method Investments
In July 2019, the Company and Bayer CropScience LP ("Bayer LP") formed Oerth Bio, a joint venture to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. Pursuant to the terms of the joint venture agreement, the Company made an in-kind intellectual property contribution to Oerth Bio in the form of a license to certain of the Company’s proprietary technology and Bayer LP committed and subsequently made cash contributions to Oerth Bio totaling $56.0 million, as well as an in-kind intellectual property contribution. The Company and Bayer LP each held an initial ownership interest in Oerth Bio representing 50% of the ownership interests. A 15% ownership interest of Oerth Bio was reserved for the future grants of incentive units to employees and service providers and, as a result, the Company's ownership interest totaled 46.5%, 48.4% and 49.4% as of December 31, 2022, 2021 and 2020, respectively, as a result of vested incentive units.
Under the joint venture agreement, the Company has no obligation to provide additional funding and the Company’s ownership interest will not be diluted from future contributions from Bayer LP. The activities of Oerth Bio are controlled by a management board under the joint control of the Company and Bayer LP. As Oerth Bio is jointly controlled by the Company and Bayer LP, the Company accounts for its interest using the equity method of accounting. The Company determined that Oerth Bio is a variable interest entity and, accordingly, the Company has evaluated the significant activities of Oerth Bio under the variable interest entity model and concluded that the significant activities consist primarily of research and development activities and, as the Company does not have the sole power to direct such activities, the Company is not the primary beneficiary.

The Company determined that the fair value of the equity interest it received in Oerth Bio in exchange for the license contributed totaled $49.4 million. The fair value of Oerth Bio was determined utilizing discounted cash flows based on reasonable estimates and assumptions of cash flows expected from Oerth Bio. The Company recognized revenue of $24.7 million in 2019 attributable to the license contributed to Oerth Bio. In 2019, the Company also recognized $24.7 million of equity in net losses of Oerth Bio reducing the carrying value of the Company’s investment to zero.

In connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2022, the Company identified a prior period error related to the accounting of its investment in Oerth Bio in 2019. Previously, the Company disclosed that revenue of $24.7 million was deferred and would be recognized if and when Oerth Bio recognized revenue associated with the license. The Company has now determined that the consideration received for the amounts associated with the deferred revenue should have been constrained, because at the time Bayer LP had contributed only a portion of its full cash commitment to Oerth Bio, and Bayer LP had the right to all the cash contributed, but not yet spent, upon liquidation of Oerth Bio. The constrained revenue should have been recognized upon both cash being contributed by Bayer LP and the related cash spent by Oerth Bio on research and development activities. As such, the recognition of revenue is accompanied by corresponding equity method losses of the same amount for all periods presented.
The Company evaluated the error and determined that the related impact did not materially misstate the previously issued condensed consolidated financial statements for the years ended December 31, 2021 and 2020. Although the Company concluded that the error was not material to its previously issued consolidated financial statements, the Company has determined it is appropriate to adjust its previously issued consolidated financial statements for the years ended December 31, 2021 and 2020 to correct the error and improve comparability.

The following illustrates the effect of the correction of the immaterial error for the period presented. There was no impact to the balance sheets, net loss per common share, statements of cash flows or changes in shareholders’ equity.

	Year ended December 31, 2021			Year ended December 31,2020
(dollars in millions)	as previously reported	adjustments	as adjusted	as previously reported	adjustments	as adjusted
Revenue	$46.7	$6.9	$53.6	$21.8	$4.1	$25.9
Loss from operations	$(195.3)	$6.9	$(188.4)	$(124.9)	$4.1	$(120.8)
Loss from equity method investment	$—	$(6.9)	$(6.9)	$—	$(4.1)	$(4.1)
Net loss	$(191.0)	$—	$(191.0)	$(119.3)	$—	$(119.3)
Net loss per common share - basic and diluted	$(3.82)	$—	$(3.82)	$(3.02)	$—	$(3.02)
Comprehensive loss	$(196.2)	$—	$(196.2)	$(118.8)	$—	$(118.8)
Operating expenses and net loss of Oerth Bio for the years ended December 31 2022, 2021 and 2020 totaled $22.9 million, $14.3 million and $8.3 million, respectively. The Company recognized equity method losses of $10.6 million, $6.9 million and $4.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, and 2021, the Company’s carrying value of the investment was zero.
The Company also provides Oerth Bio with compensated research and development and administrative services through a separate agreement. The services rendered by the Company during the years ended December 31, 2022, 2021 and 2020 were immaterial.
11. Income Taxes
For the year ended December 31, 2022, income tax expense totaled $20.9 million, and consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
U.S.:
Federal	$8.2	$—	$—
State and local	12.7	—	—
Total current	20.9	—	—
Deferred:
U.S.:
Federal	—	—	—
State and local	—	—	—
Total deferred	—	—	—
Income tax expense	$20.9	$—	$—
The Company generated taxable income for the year ended December 31, 2022 primarily due to revenue recognition for tax purposes from the ARV-471 Collaboration Agreement and the mandatory capitalization of qualified research and development expenses incurred on or after January 1, 2022, which, upon recognition for tax purposes, would create additional deferred tax assets. Under the Tax Cuts and Jobs Act of 2017, qualified research expenses incurred after 2021 are no longer immediately deductible for tax purposes and instead must be capitalized and amortized for tax purposes.
For the years ended December 31, 2021 and 2020, the Company had no income tax expense due to incurred operating losses. The Company had also not recorded any income tax benefits for the net operating losses incurred in each of those periods due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Return to provision	3.6%	1.1%	—%
Federal research tax credit	3.4%	2.7%	4.1%
Other	(0.1%)	—%	—%
Uncertain tax positions	(1.2%)	—%	—%
Stock compensation	(1.4)%	(2.7)%	(1.7)%
State taxes	(1.6)%	16.3%	(0.1)%
Change in valuation allowance	(31.7)%	(38.4)%	(23.3)%
	(8.0%)	0.0%	0.0%

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities were as follows as of December 31, 2022 and 2021:

	December 31,
(dollars in millions)	2022	2021
Deferred income tax assets:
Deferred revenue	$143.0	$10.0
Capitalized research and development	56.3	—
Stock compensation	25.9	15.4
Tax credits	10.4	18.8
Loss carryforwards	3.8	97.0
Other	7.7	3.3
Total deferred income tax assets	247.1	144.5
Deferred income tax liabilities:
Property, equipment and leasehold improvements	(2.6)	(3.6)
Other	(1.0)	(1.4)
Total deferred income tax liabilities	(3.6)	(5.0)
Less valuation allowance	(243.5)	(139.5)
Net deferred income tax liability	$—	$—
A valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company has provided a valuation allowance against the full amount of the deferred tax assets since it is more likely than not that the benefits will not be realized. This assessment is based on the Company's historical cumulative losses, which provide strong objective evidence that cannot be overcome with projections of income, as well as the fact the Company expects continuing losses in the future.
All, or a portion of, the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to utilize these potential tax benefits. The valuation allowance increased by $104.0 million and $74.6 million in 2022 and 2021, respectively, due to revenue recognition for tax purposes from the ARV-471 Collaboration Agreement and the mandatory capitalization of qualified research and development costs in 2022, and increases in net operating loss carryforwards, tax credit carryforwards, stock compensation expense, and research and development tax credits in 2021.
The Company had zero and $373.6 million of federal net operating loss carryforwards as of December 31, 2022 and 2021, respectively. Federal net operating loss carryforwards as of December 31, 2017 expire at various dates through 2037 and federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of the Company’s taxable income in the year in which carryforwards are used. The Company had $63.4 million and $346.9 million of state and local net operating loss carryforwards as of December 31, 2022 and 2021, respectively, that expire at various dates through 2041. The Company had zero and $15.2 million of federal tax credit carryforwards as of December 31, 2022 and 2021, respectively. The Company had $13.1 million and $4.5 million of state tax credit carryforwards as of December 31, 2022 and 2021, respectively, which expire at various dates through 2037.
During 2021, the Company performed a Section 382 analysis to determine whether an ownership change occurred for tax purposes. Based on this analysis, the Company determined that ownership changes occurred on July 31, 2018 and December 31, 2020 due to various equity offerings, vesting of restricted stock awards and stock option exercises. These ownership changes resulted in Section 382 limitations on the Company’s net operating loss and tax credit carryforwards generated before these dates. However, because the amount of the Section 382 limitations (including carryover of the unused Section 382 limitations and realized built-in gains) exceeds the amount of the Company’s carryforwards generated before these dates, the limitations will not affect the Company's ability to fully utilize these carryforwards.
The Company complies with the provisions of ASC 740 in accounting for its uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of December 31, 2022, the Company recorded net uncertain tax positions of $3.2 million relating primarily to state income tax filing positions in various jurisdictions. As of December 31, 2021, the Company had no unrecognized tax benefits.
Changes in the Company's gross unrecognized tax benefits were as follows:

	Year ended December 31,
(dollars in millions)	2022	2021	2020
Beginning of period balance - gross	$—	$—	$—
Increases for tax positions taken during the current period	4.1	—	—
Decreases for tax positions taken during a prior period	—	—	—
End of period balance - gross	$4.1	$—	$—
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in tax expense. The Company's accrual for interest and penalties as of December 31, 2022 was immaterial.
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
For the years ended December 31, 2022, 2021, and 2020, the Company recorded a benefit from expected cash refunds to be provided by the State of Connecticut, equal to 65% of research and development credits, of zero, $1.6 million, and $1.8 million, respectively, which is included in Other income, net in the accompanying consolidated statements of operations and comprehensive loss, due to the Company being a state income and franchise taxpayer in 2022, and a state franchise taxpayer in 2021 and 2020. The benefit results from the exchange of the state research and development tax credit carryforwards for cash refunds. As of December 31, 2022 and 2021, the Company had receivables of $1.9 million and $3.4 million, respectively, relating to research and development credits due to the Company.
12. Commitments and Contingencies
From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount, which could differ materially. Legal fees and other costs associated with such actions are expensed as incurred. As of December 31, 2022, the Company has accrued $7.0 million for such matters, primarily related to a contract dispute that is in early stages.  Due to the early stage of the dispute, the means of resolution are unknown and could involve contract modification and, or payment of consideration.  An estimate of the possible range of loss associated with the dispute cannot be made at this time and the Company has accrued its best estimate as of December 31, 2022.
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
Yale University License Agreement
In July 2013, the Company entered into an exclusive license agreement, including the right to grant sublicenses, with Yale University to develop protein degradation technologies. Under the license agreement, the Company is required to pay a minimum license maintenance royalty totaling $0.1 million per year until the first sale to a third party of any licensed product, followed by success-based milestones for the first two licensed products for the development of the protein degradation technologies totaling approximately $3.0 million for the first licensed product and approximately $1.5 million for the second licensed product, and low single-digit royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions, and subject to minimum royalty payments that range from $0.2 million to $0.5 million. During the years ended December 31, 2022, 2021 and 2020, the Company paid $0.1 million, $0.1 million and $0.2 million, respectively, under the license agreement.
FMI Agreement
In June 2022, the Company entered into a Master In Vitro Diagnostics Agreement with Foundation Medicine, Inc. (the "FMI Agreement") for the development and commercialization of one or more of Foundation Medicine’s companion in vitro diagnostic assays for use with one or more of the Company's therapeutic products.
The FMI Agreement does not have a fixed duration, and the Company may terminate the FMI Agreement for convenience by providing adequate written notice to Foundation Medicine, Inc., subject to payment of applicable termination fees. Either party may terminate the FMI Agreement in its entirety for an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or by the mutual written agreement of both parties. Additionally, Foundation Medicine may terminate the FMI Agreement with respect to an applicable program, if (a) a reasonably necessary third party license is not secured by Foundation Medicine or if the Company does not consent to payments for such license (b) Foundation Medicine reasonably determines that further development of the applicable assay is not technically feasible or (c) following a certain number of years after the first commercial launch of the applicable assay for use with the applicable therapeutic product. Certain license and other rights and certain obligations of Foundation Medicine survive termination of the FMI Agreement. If the FMI Agreement is terminated in its entirety or with respect to any program, the Company has certain payment obligations remaining to Foundation Medicine and may also be required to pay a termination fee, if applicable.
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
ARV-766
In exchange for the development of FoundationOne® Liquid CDx as a companion diagnostic for use with ARV-766 for AR mCRPC in the United States and European Union, pursuant to the terms of the FMI Agreement, the Company is subject to success-based milestone payments of up to low tens of millions of dollars, in addition to certain validation fees per sample and related pass-through costs.

13. Net Loss Per Share
Basic and diluted loss per common share was calculated as follows:

	Year ended December 31,
(dollars and shares in millions, except per common share amounts)	2022	2021	2020
Net loss	$(282.5)	$(191.0)	$(119.3)
Weighted average common shares outstanding - basic and diluted	53.2	50.0	39.5
Net loss per common share - basic and diluted	$(5.31)	$(3.82)	$(3.02)
The Company reported net losses for each of the years ended December 31 2022, 2021 and 2020, and therefore excluded all stock options, restricted stock awards and restricted stock units from the computation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

	Year ended December 31,
(shares in millions)	2022	2021	2020
Stock options	6.8	5.3	4.3
Restricted stock awards	—	—	0.2
Restricted stock units	0.5	0.1	0.1
	7.3	5.4	4.6