Form 10-Q
period 2023-03-31
ARVINAS, INC.
filed 2023-05-05
CIK 1655759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2023, the registrant had 53,398,353 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the initiation, timing, progress and results of our current and future clinical trials of vepdegestrant (ARV-471), bavdegalutamide (ARV-110) and ARV-766, including statements regarding the period during which the results of the clinical trials will become available;
•the timing of, and our ability to obtain, marketing approval of vepdegestrant (ARV-471), bavdegalutamide (ARV-110) and ARV-766, and the ability of vepdegestrant (ARV-471), bavdegalutamide (ARV-110), ARV-766 and our other product candidates to meet existing or future regulatory standards;
•the potential achievement of milestones and receipt of payments under our collaborations, including our collaboration with Pfizer Inc., or Pfizer, entered into in July 2021, or the ARV-471 Collaboration;
•our plans to pursue research and development of other product candidates;
•our plans to submit Investigational New Drug Applications and/or Clinical Trial Applications;
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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, and this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” sections, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do
ii

not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may differ materially from what we expect. We do not assume any obligation to update any forward-looking statements except as required by applicable law.
Throughout this Quarterly Report on Form 10-Q, references to the “Company,” “Arvinas,” “we,” “us,” and “our,” refer to Arvinas, Inc. and its consolidated subsidiaries, except where the context requires otherwise, or any one or more of them as the context may require, and “our board of directors” refers to the board of directors of Arvinas, Inc.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(dollars and shares in millions)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$130.2	$81.3
Restricted cash	5.5	5.5
Marketable securities	993.3	1,124.0
Accounts receivable	—	1.0
Other receivables	4.7	7.0
Prepaid expenses and other current assets	14.5	21.4
Total current assets	1,148.2	1,240.2
Property, equipment and leasehold improvements, net	13.4	13.4
Operating lease right of use assets	3.9	4.4
Collaboration contract asset and other assets	10.3	10.8
Total assets	$1,175.8	$1,268.8
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$66.0	$74.7
Deferred revenue	214.9	218.6
Current portion of long term debt	0.1	—
Current portion of operating lease liability	1.9	1.8
Total current liabilities	282.9	295.1
Deferred revenue	378.9	405.1
Long term debt	0.9	1.0
Operating lease liability	2.1	2.7
Total liabilities	664.8	703.9
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 53.4 and 53.2 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	0.1	0.1
Accumulated deficit	(1,047.3)	(965.4)
Additional paid-in capital	1,570.8	1,549.4
Accumulated other comprehensive loss	(12.6)	(19.2)
Total stockholders’ equity	511.0	564.9
Total liabilities and stockholders’ equity	$1,175.8	$1,268.8
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	For the Three Months Ended March 31,
(dollars and shares in millions, except per share amounts)	2023	2022
Revenue	$32.5	$26.5
Operating expenses:
Research and development	95.3	64.0
General and administrative	24.9	20.2
Total operating expenses	120.2	84.2
Loss from operations	(87.7)	(57.7)
Other income (expenses)
Other expense, net	(1.1)	(0.1)
Interest income, net	7.6	1.2
Total other income	6.5	1.1
Net loss before income taxes and loss from equity method investment	(81.2)	(56.6)
Income tax benefit (expense)	0.4	(4.5)
Loss from equity method investment	(1.1)	(2.3)
Net loss	$(81.9)	$(63.4)
Net loss per common share, basic and diluted	$(1.54)	$(1.20)
Weighted average common shares outstanding, basic and diluted	53.3	53.0

	For the Three Months Ended March 31,
(dollars in millions)	2023	2022
Net loss	$(81.9)	$(63.4)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	6.6	(14.1)
Comprehensive loss	$(75.3)	$(77.5)
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
For the Three Months Ended March 31, 2023 and 2022	Shares	Amount
Balance as of December 31, 2022	53.2	$0.1	$(965.4)	$1,549.4	$(19.2)	$564.9
Stock-based compensation	—	—	—	19.9	—	19.9
Net loss	—	—	(81.9)	—	—	(81.9)
Exercise/ vesting of stock-based compensation	0.2	—	—	1.5	—	1.5
Unrealized gain on available-for-sale securities	—	—	—	—	6.6	6.6
Balance as of March 31, 2023	53.4	$0.1	$(1,047.3)	$1,570.8	$(12.6)	$511.0
Balance as of December 31, 2021	53.0	$—	$(682.9)	$1,469.2	$(4.6)	$781.7
Stock-based compensation	—	—	—	16.6	—	16.6
Net loss	—	—	(63.4)	—	—	(63.4)
Exercise/ vesting of stock-based compensation	0.1	—	—	2.5	—	2.5
Unrealized loss on available-for-sale securities	—	—	—	—	(14.1)	(14.1)
Balance as of March 31, 2022	53.1	$—	$(746.3)	$1,488.3	$(18.7)	$723.3

See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
(dollars in millions)	2023	2022
Cash flows from operating activities:
Net loss	$(81.9)	$(63.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.2	1.5
Net accretion of bond discounts/premiums	(3.4)	3.3
Loss on sale of marketable securities	0.9	—
Amortization of right-of-use assets	0.5	0.6
Amortization of collaboration contract asset	0.6	0.3
Stock-based compensation	19.9	16.6
Changes in operating assets and liabilities:
Accounts receivable	1.0	15.0
Other receivables	2.3	4.1
Prepaid expenses and other current assets	6.9	2.3
Accounts payable and accrued liabilities	(8.8)	(15.6)
Operating lease liability	(0.5)	(0.6)
Deferred revenue	(29.9)	(21.2)
Net cash used in operating activities	(91.2)	(57.1)
Cash flows from investing activities:
Purchases of marketable securities	(175.7)	(263.2)
Maturities of marketable securities	280.3	273.9
Sales of marketable securities	35.1	—
Purchases of property, equipment and leasehold improvements	(1.1)	(2.1)
Net cash provided by investing activities	138.6	8.6
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ESPP shares	1.5	2.5
Net cash provided by financing activities	1.5	2.5
Net increase (decrease) in cash, cash equivalents and restricted cash	48.9	(46.0)
Cash, cash equivalents and restricted cash, beginning of the period	86.8	112.8
Cash, cash equivalents and restricted cash, end of the period	$135.7	$66.8
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$0.1	$0.1
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Nature of Business and Basis of Presentation
Arvinas, Inc. and its subsidiaries (“Arvinas” or the "Company”) is a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies that degrade disease-causing proteins.
The accompanying unaudited condensed consolidated financial statements include the accounts of Arvinas, Inc. and its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company's audited consolidated financial statements as of that date. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, forming part of Arvinas’ 2022 Annual Report on Form 10-K filed with the SEC on February 23, 2023.
The following reclassification has been made to prior period financial information in order to conform with current period presentation: Accounts payable and Accrued expenses have been condensed into Accounts payable and accrued liabilities.
As previously disclosed in the Company's 2022 Annual Report on Form 10-K, the Company revised the accounting for its investment in Oerth Bio LLC ("Oerth Bio"). Accordingly, Arvinas recorded an adjustment to the unaudited condensed consolidated financial statements for the three months ended March 31, 2022 that were previously included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. See Note 12, Equity Method Investments, for further details.
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. These estimates include assumptions and judgments based on historical experience, current conditions, future expectations and other factors the Company considers reasonable. These estimates are reviewed on an ongoing basis and revised as necessary. Actual results could differ from these estimates.
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
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows for the foreseeable future. The Company has financed its operations primarily through sales of equity interests, proceeds from collaborations, grant funding and debt financing. The Company had cash, cash equivalents, restricted cash and marketable securities of approximately $1.1 billion as of March 31, 2023.

2. Accounting Pronouncements and Significant Accounting Policies
Accounting Pronouncements
The Company reviews new accounting standards as issued. As of March 31, 2023, the Company has not identified any new standards that it believes will have a material impact on the Company’s financial statements.
Significant Accounting Policies
There were no changes to the Company’s significant accounting policies during the three months ended March 31, 2023.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported withing the condensed consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022:

(dollars in millions)	March 31, 2023	March 31, 2022
Cash and cash equivalents	$130.2	$62.3
Restricted cash	5.5	4.5
Cash, cash equivalents and restricted cash	$135.7	$66.8
Restricted cash represents a letter of credit collateralized by a certificate of deposit in the same amount as required under the terms of the Company's laboratory and office space lease entered into in May 2021 and amended in August 2022.
3. Research Collaboration and License Agreements
ARV-471 Collaboration Agreement

In July 2021, the Company entered into a Collaboration Agreement with Pfizer Inc. (“Pfizer”) (the “ARV-471 Collaboration Agreement”) pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound ARV-471 (the “Licensed Products”). Under the ARV-471 Collaboration Agreement, the Company received an upfront, non-refundable payment of $650.0 million. In addition, the Company is eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400.0 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones. There were no regulatory or sales-based milestone payments received through March 31, 2023.
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
As a direct result of the Company’s entry into the ARV-471 Collaboration Agreement, the Company incurred direct and incremental costs to obtain the contract, paid to a financial advisor, totaling $12.9 million. In accordance with ASC 340, Other Assets and Deferred Costs, the Company recognized an asset of $12.9 million in collaboration contract asset and other assets in the condensed consolidated balance sheet at inception of the agreement, which is being amortized as general and administrative expense over the total estimated period of performance under the ARV-471 Collaboration Agreement.

Bayer Collaboration Agreement
In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (the “Bayer Collaboration Agreement”) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras ("PROTAC® targeted protein degraders") that mediate the degradation of target proteins. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront, non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license. Bayer AG is committed to fund an additional $12.0 million through 2023, all of which was received as of March 31, 2023, including $1.5 million and $3.0 million in the three months ended March 31, 2023 and 2022, respectively. These payments are being recognized over the total estimated period of performance.
The Company is also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated targets. In addition, the Company is eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions. There were no development or sales-based milestone payments or royalties received through March 31, 2023.
Pfizer Research Collaboration Agreement
In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer (the “Pfizer Research Collaboration Agreement”). Under the terms of the Pfizer Research Collaboration Agreement, the Company received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. These payments are being recognized as revenue over the total estimated period of performance. The Company is eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. The Company is also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales. During the three months ended March 31, 2023 and 2022, the Company received payments totaling $1.0 million and $3.5 million which were included in accounts receivable as of December 31, 2022 and 2021, respectively, for additional targets and services which are being recognized as revenue over the total period of performance. There were no sales-based milestone payments or royalties received through March 31, 2023.
Genentech Modification
In November 2017, the Company entered into an Amended and Restated Option, License, and Collaboration Agreement (the “Restated Genentech Agreement”) with Genentech, Inc. and F. Hoffman-La Roche Ltd. (together "Genentech"), amending a previous Genentech agreement entered into in September 2015. Under the Restated Genentech Agreement, the Company received additional upfront, non-refundable payments of $34.5 million (in addition to $11.0 million received under the previous agreement in 2015) to fund Genentech-related research. Upfront non-refundable payments were recognized as revenue over the performance period.
The Company is eligible to receive up to $44.0 million per target in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received through March 31, 2023.

Changes in the Company's contract balances for the three months ended March 31, 2023 and 2022 were as follows:

(dollars in millions)	March 31, 2023	March 31, 2022
Accounts receivable related to collaborations
Beginning balance	$1.0	$15.0
Additions	1.5	—
Payments received	(2.5)	(15.0)
Ending balance	$—	$—
Accounts payable related to collaborations
Beginning balance	$5.0	$—
Additions	1.7	—
Payments made	(5.0)	—
Ending balance	$1.7	$—
Contract assets: Collaboration contract asset
Beginning balance	$10.7	$12.5
Additions	—	—
Amortization	(0.6)	(0.4)
Ending balance	$10.1	$12.1
Contract liabilities: Deferred revenue
Beginning balance	$623.7	$740.6
Revenue recognized from balances held at the beginning of the period	(31.4)	(24.2)
Additions to collaboration agreements	1.5	3.0
Ending balance	$593.8	$719.4
During the three months ended March 31, 2023, the Company recorded cumulative catch-up adjustments from contract modifications totaling $(8.2) million relating to performance obligations which were satisfied in prior periods.
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of March 31, 2023 was $593.8 million, which is expected to be recognized in the following periods:

(dollars in millions)
Remainder of 2023	$163.4
2024	200.9
2025	90.2
2026	55.3
2027	34.7
2028	10.8
Thereafter	38.5
Total	$593.8
4. Marketable Securities and Fair Value Measurements
The Company’s marketable securities consist of corporate bonds and government securities which are adjusted to fair value as of each balance sheet date based on quoted prices, which are considered Level 2 inputs.

The following is a summary of the Company’s available-for-sale marketable securities measured at fair value on a recurring basis.

	March 31, 2023
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$688.8	$—	$(6.4)	$682.4
Corporate bonds	Level 2	206.3	0.1	(6.0)	200.4
Government securities	Level 2	56.1	—	(0.1)	56.0
Government securities	Level 2	54.7	0.1	(0.3)	54.5
Total		$1,005.9	$0.2	$(12.8)	$993.3

	December 31, 2022
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$802.7	$—	$(9.3)	$793.4
Corporate bonds	Level 2	205.3	—	(9.2)	196.1
Government securities	Level 2	61.9	—	(0.4)	61.5
Government securities	Level 2	73.3	—	(0.3)	73.0
Total		$1,143.2	$—	$(19.2)	$1,124.0
The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.
The carrying values of accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these assets and liabilities.
5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

(dollars in millions)	March 31, 2023	December 31, 2022
Laboratory equipment	$17.4	$17.1
Leasehold improvements	11.4	10.9
Office equipment	2.2	2.0
Total property, equipment and leasehold improvements	31.0	30.0
Less: accumulated depreciation and amortization	(17.6)	(16.6)
Property, equipment and leasehold improvements, net	$13.4	$13.4
Depreciation and amortization expense totaled $1.2 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.
6. Right-of-Use Assets and Liabilities
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the condensed consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments, which ranges from 3.0% - 4.1%. Lease expense is recognized on a straight-line basis over the lease term. The Company considers options to extend or terminate leases in recognizing ROU assets and lease liabilities when it is reasonably certain that such options will be exercised.
In May 2021, the Company entered into a lease arrangement, which was amended in August 2022, for approximately 160,000 square feet of laboratory and office space, expected to be occupied in 2025. In connection with the signing of the lease and the related amendment, and at the Company’s election to increase the landlord’s contribution to the tenant improvement allowance, the Company initially issued a letter of credit totaling $4.5 million, which was subsequently increased to $5.5 million, collateralized by a certificate of deposit in the same amount, which is presented as restricted cash in the consolidated balance sheets. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year lease term.
The Company has operating leases for its corporate office, laboratories and certain equipment, which expire no later than January 2026. The leases have a weighted average remaining term of 2.1 years.
The components of lease expense were as follows:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Operating lease cost	$0.5	$0.6
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$0.5	$0.6
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$—	$2.4
Maturities of operating lease liabilities as of March 31, 2023, were as follows:

(dollars in millions)
Remainder of 2023	$1.5
2024	2.2
2025	0.5
2026	—
Total lease payments	4.2
Less: imputed interest	(0.2)
Total	$4.0

7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

(dollars in millions)	March 31, 2023	December 31, 2022
Accounts payable	$12.3	$5.7
Accrued liabilities
Research and development expenses	34.9	35.9
Income taxes	10.1	10.3
Employee expenses	7.2	18.7
Professional fees and other	1.5	4.1
Total accounts payable and accrued liabilities	$66.0	$74.7
8. Long-Term Debt
Debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	March 31, 2023	December 31, 2022
2018 Assistance Agreement Debt	09/28	3.25%	$1.0	$1.0
Less: current installments			(0.1)	—
Total long-term debt			$0.9	$1.0
In June 2018, the Company entered into an additional assistance agreement with the State of Connecticut (the "2018 Assistance Agreement") to provide funding for the expansion and renovation of laboratory and office space. The Company borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest-only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that the Company be located in the State of Connecticut through September 2028, with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received.
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
During the three months ended March 31, 2023 and 2022, interest expense was immaterial.

9. Equity
Equity Distribution Agreements
In August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under the Company's universal shelf registration statement pursuant to one or more “at-the-market" offerings. During the three months ended March 31, 2023, no shares were issued under this agreement.
Stock-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of March 31, 2023, 2,495,756 shares remained available for purchase. During the three months ended March 31, 2023 and 2022, the Company issued 23,206 and 5,749 shares of common stock, respectively, of common stock under the 2018 ESPP.
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
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the “2018 Plan”), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of shares of common stock initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181 shares) issued in respect of incentive units granted under the Incentive Plan that were subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of March 31, 2023, 2,115,004 shares remained available for issuance under the 2018 Plan. Shares of common stock subject to outstanding equity awards that expire or are terminated, surrendered, or canceled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.

Compensation Expense
During the three months ended March 31, 2023 and 2022, the Company recognized compensation expense of $19.9 million and $16.6 million, respectively, related to the issuance of incentive awards, including $0.3 million and $0.1 million, respectively, related to the 2018 ESPP.
As of March 31, 2023, there was $97.7 million of total unrecognized compensation expense that is expected to be amortized over a weighted average period of approximately 1.9 years.
Stock Options
The fair value of the stock options granted during the three months ended March 31, 2023 and 2022 was determined using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2023	March 31, 2022
Expected volatility	72.6 - 74.2%	73.2 - 76.0%
Expected term (years)	5.6 - 7.0	5.6 - 7.0
Risk free interest rate	3.4% - 4.2%	1.5% - 2.0%
Expected dividend yield	0%	0%
Exercise price	$30.40 - $36.27	$64.19 - $78.91
Given the Company’s common stock has not been trading for a sufficient period of time, the Company calculates volatility of its common stock by utilizing a weighted average of a collection of peer company volatilities and its own common stock volatility. The expected term is calculated utilizing the simplified method.
A summary of the stock option activity under the 2018 Plan during the three months ended March 31, 2023 is presented below. These amounts include stock options granted to employees and directors.

(dollars in millions, except weighted average exercise price)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	6,814,634	$49.06	7.7	$34.5
Granted	1,470,003	$34.27
Exercised	(46,982)	$17.93
Forfeited	(41,416)	$63.51
Outstanding as of March 31, 2023	8,196,239	$46.51	7.9	$19.1
Exercisable as of March 31, 2023	4,114,735	$40.45	6.8	$18.9

The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2023 was $23.38. The total intrinsic value of options exercised during the three months ended March 31, 2023 was $0.5 million.
As of March 31, 2023, there was $67.9 million of unrecognized stock option compensation expense that is expected to be amortized over a weighted average period of approximately 1.7 years.
As of March 31, 2023, there were 7,743,483 stock options under the 2018 Plan that have vested or are expected to vest.
Restricted Stock Units (RSUs)
A summary of RSU activity under the 2018 Plan during the three months ended March 31, 2023 is presented below. These amounts include RSUs granted to employees.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested RSUs as of December 31, 2022	489,216	$51.37
Granted	702,206	$34.39
Vested	(81,223)	$43.60
Cancelled	(2,925)	$58.13
Unvested RSUs as of March 31, 2023	1,107,274	$41.25
The total intrinsic value of RSUs vested during the three months ended March 31, 2023 was $2.6 million.
As of March 31, 2023, there was $29.8 million of unrecognized RSU compensation expense that is expected to be amortized over a weighted average period of approximately 2.2 years.
As of March 31, 2023, there were 916,138 RSUs under the 2018 Plan that have vested or are expected to vest.
10. Income Taxes
For the three months ended March 31, 2023, the Company recognized income tax benefit of $0.4 million resulting in an effective tax rate of 0.5%, as compared to income tax expense of $4.5 million resulting in an effective tax rate of (7.9)% in the same period for 2022. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended March 31, 2023 and the Company’s overall effective tax rate of 0.5% was the effect of expected benefits from state net operating loss carryback claims offset by equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended March 31, 2022 and the Company’s overall effective tax rate of (7.9)% was the effect of equity compensation, deferred state income taxes and the valuation allowance recorded against the full amount of its net deferred tax assets.
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

11. Net Loss Per Share
Basic and diluted loss per common share was calculated as follows:

	For the Three Months Ended March 31,
(dollars and shares in millions, except per share amounts)	2023	2022
Net loss	$(81.9)	$(63.4)
Weighted average number of common shares outstanding - basic and diluted	53.3	53.0
Net loss per common share - basic and diluted	$(1.54)	$(1.20)
The Company reported net losses for each of the three months ended March 31, 2023 and 2022, and, therefore, excluded all stock options and restricted stock units from the calculation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

	For the Three Months Ended March 31,
(shares in millions)	2023	2022
Stock options	8.2	6.4
Restricted stock units	1.1	0.2
	9.3	6.6
12. Equity Method Investments
In July 2019, the Company and Bayer CropScience LP (“Bayer LP”) formed Oerth Bio, a joint venture to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. The Company and Bayer LP each held an initial ownership interest in Oerth Bio of 50%. A 15% ownership interest of Oerth Bio was reserved for the future grants of incentive units to employees and service providers and, as a result, the Company's ownership interest totaled 46.0% and 47.7% as of March 31, 2023 and 2022, respectively, as a result of vested incentive units.
In connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2022, the Company identified a prior period error related to the accounting of its investment in Oerth Bio in 2019. Previously, the Company disclosed that revenue of $24.7 million was deferred and would be recognized if and when Oerth Bio recognized revenue associated with the license. The Company has determined that the consideration received for the amounts associated with the deferred revenue should have been constrained, because at the time Bayer LP had contributed only a portion of its full cash commitment to Oerth Bio, and Bayer LP had the right to all the cash contributed, but not yet spent, upon liquidation of Oerth Bio. The constrained revenue should have been recognized upon both cash being contributed by Bayer LP and the related cash spent by Oerth Bio on research and development activities. As such, for each period presented, the revenue recognized is accompanied by corresponding equity method losses of the same amount.
The Company evaluated the error and determined that the related impact did not materially misstate the previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2022. Although the Company concluded that the error was not material to its previously issued unaudited condensed consolidated financial statements, the Company has determined it is appropriate to adjust its previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2022 to correct the error and improve comparability.

The following illustrates the effect of the correction of the immaterial error for the period presented. There was no impact to the balance sheets, net loss per common share, statements of cash flows or changes in stockholders’ equity.

	Three Months Ended March 31, 2022
(dollars in millions, except per share amounts)	as previously reported	adjustments	as adjusted
Revenue	$24.2	$2.3	$26.5
Loss from operations	$(60.0)	$2.3	$(57.7)
Loss from equity method investment	$—	$(2.3)	$(2.3)
Net loss	$(63.4)	$—	$(63.4)
Net loss per common share - basic and diluted	$(1.20)	$—	$(1.20)
Comprehensive loss	$77.5	$—	$77.5
Net loss of Oerth Bio for the three months ended March 31, 2023 and 2022 totaled $2.4 million and $4.9 million, respectively. The Company recognized equity method losses of $1.1 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022, the Company’s carrying value of the investment was zero.
The Company also provides Oerth Bio with compensated research, development and administrative services through a separate agreement. The services rendered by the Company during the three months ended March 31, 2023 and 2022 were immaterial.
13. Commitments and Contingencies
From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount, which could differ materially. Legal fees and other costs associated with such actions are expensed as incurred. The Company's accrual for such matters totaled $7.0 million as of March 31, 2023, primarily related to a contract dispute that is in early stages. Due to the early stage of the dispute, the means of resolution are unknown and could involve contract modification and, or payment of consideration. An estimate of the possible range of loss associated with the dispute cannot be made at this time and the Company has accrued its best estimate as of March 31, 2023.
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
In addition, under licensing and related arrangements to which the Company is a party, the Company may be obligated to make milestone payments to third parties. The payment obligations under these arrangements are contingent upon future events, such as achievement of specified milestones or generation of product sales, and the amount, timing and likelihood of such payments are not known.
FMI Agreement
In June 2022, the Company entered into a Master In Vitro Diagnostics Agreement (the "FMI Agreement") with Foundation Medicine, Inc. ("Foundation Medicine") for the development and commercialization of one or more of Foundation Medicine’s companion in vitro diagnostic assays for use with one or more of the Company's therapeutic products.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amount and certainty of cash flows from operations and from outside sources, so as to allow investors to better view our company from management’s perspective. You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the related notes and discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 23, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023 and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in or implied by these forward-looking statements.
Overview
Our Business
We are a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies that degrade disease-causing proteins. We use our PROTAC Discovery Engine, our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. We have a robust preclinical pipeline of PROTAC protein degraders targeting a broad range of intracellular disease targets, including those representing proteins that currently cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in areas of unmet need, including oncology (including immuno-oncology), neuroscience and other therapeutic areas. We have three investigational clinical stage programs: Vepdegestrant (ARV-471), a novel PROTAC estrogen receptor, or ER, protein degrader for the treatment of patients with locally advanced or metastatic ER positive / human epidermal growth factor receptor 2, or HER2, negative, or ER+/HER2-, breast cancer and bavdegalutamide (ARV-110) and ARV-766, each an oral PROTAC protein degrader that targets the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC.
Vepdegestrant (ARV-471)
Vepdegestrant (ARV-471) is an investigational orally bioavailable PROTAC protein degrader designed to target and degrade the ER for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer. We are co-developing vepdegestrant with Pfizer, Inc., or Pfizer, pursuant to a collaboration agreement that we and Pfizer entered into in July 2021. We granted Pfizer worldwide co-exclusive rights to develop and commercialize vepdegestrant.
In preclinical studies, vepdegestrant demonstrated near-complete ER degradation in tumor cells, induced robust tumor shrinkage when dosed as a single agent in multiple ER-driven xenograft models, and showed superior anti-tumor activity when compared to a standard of care agent, fulvestrant, both as a single agent and in combination with a cyclin-dependent kinase, or CDK, 4/6 inhibitor.
In the first quarter of 2023, we continued enrollment in VERITAC-2, a Phase 3-second-line clinical trial of vepdegestrant as a monotherapy for the treatment of patients with ER+/HER2- metastatic breast cancer. We expect to complete enrollment for VERITAC-2 in the second half of 2024. In the first quarter of 2023, we continued enrollment in TACTIVE-U, a Phase 1b clinical trial of vepdegestrant in combination with abemaciclib or ribociclib, TACTIVE-E, a clinical trial of vepdegestrant in combination with everolimus, and TACTIVE-N, a clinical trial of vepdegestrant as a monotherapy in the neoadjuvant setting. We expect to initiate additional arms of TACTIVE-U, a Phase 1b combination trial of vepdegestrant with other targeted therapies, during the second half of 2023.
Also, in the first quarter of 2023, we and Pfizer gained alignment with the U.S. Food and Drug Administration, or the FDA, on an approach for the planned first-line, metastatic ER+/HER2- breast cancer Phase 3 trial (VERITAC-3) of vepdegestrant in combination with IBRANCE® (palbociclib). The safety lead-in is expected to initiate in the second half of 2023 and will start with a lead-in to evaluate the dose of palbociclib (100 mg or 75 mg) in combination with 200 mg vepdegestrant once daily. The objective is to select a dose of palbociclib (100 mg or 75 mg) that, when dosed with vepdegestrant 200 mg, results in a similar exposure and safety profile as palbociclib 125 mg in combination with aromatase inhibitors. This approach follows the recent analysis of data from the ongoing Phase 1b combination study of vepdegestrant with palbociclib, in which an increase in palbociclib exposure was observed relative to historical palbociclib pharmacokinetic data.
Preliminary results from the Part C dose escalation trial (the Phase 1b combination of vepdegestrant palbociclib at 125 mg) demonstrate an observed clinical benefit rate (CBR; rate of confirmed complete response, confirmed partial response, or stable disease ≥24 weeks) of 60.7% (95% CI, 40.6 – 78.5) across all dose cohorts (17 of 28 CBR-evaluable patients; patients are CBR-evaluable if they received their first dose >24 weeks prior to the cut-off). We expect, with Pfizer, to present data from the Phase 1b combination at a medical congress in the second half of 2023. In particular:
•85.7% of the 28 CBR-evaluable patients had received CDK4/6 inhibitor therapy prior to study entry;
•An increase in palbociclib exposure was observed relative to historical palbociclib pharmacokinetic data; and
•A similar overall safety profile was observed compared with that reported in previous palbociclib and endocrine therapy combination studies, except for a higher incidence of grade 3/4 neutropenia, which was managed by monitoring and dose modification per the palbociclib label. Patients were started on palbociclib 125 mg irrespective of dose reduction during prior CDK4/6 inhibitor therapy.
In April 2023, we presented vepdegestrant preclinical data at American Association for Cancer Research (AACR) annual meeting demonstrating the potential utility of vepdegestrant as an endocrine therapy backbone for combination with other targeted agents in early and late-stage ER+/HER2- breast cancer and the potential mechanisms of acquired resistance to vepdegestrant that may be associated with alterations within Receptor Tyrosine Kinase/MAPK signaling pathways rather than ER signaling or E3 ligase machinery.
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
We expect to initiate a global Phase 3 clinical trial of bavdegalutamide for the treatment of men with mCRPC with AR T878/H875 tumor mutations in the second half of 2023 and submit and present additional interim data, including radiographic progression free survival, from the ongoing Phase 1 and Phase 2 (ARDENT) clinical trials at a medical congress in the second half of 2023. Also in the second half of 2023, we expect to complete enrollment in the Phase 1b clinical trial of bavdegalutamide in combination with abiraterone for the treatment of men with mCRPC.
ARV-766
ARV-766 is an investigational orally bioavailable PROTAC protein degrader designed to target AR with a different profile than bavdegalutamide, as a potential treatment for men with mCRPC.

In preclinical studies, ARV-766 degraded all tested resistance-driving point mutations of AR, including L702H, a mutation associated with treatment with abiraterone and other AR-pathway therapies.
In April 2023, we presented ARV-766 preclinical data at the AACR annual meeting. We expect to share data from the Phase 1 dose escalation trial of ARV-766 for the treatment of men with mCRPC in the second quarter of 2023.
In the second half of 2023, we also anticipate initiating a Phase 1b or Phase 2 trial for either of bavdegalutamide or ARV-766 in patients with AR-dependent tumors who have not previously received novel hormonal agents, or NHA, such as enzalutamide or abiraterone, and who may benefit from bavdegalutamide or ARV-766 therapy.
Pipeline
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
In April 2023, we presented in-vivo and in-vitro data at AACR - Targeting RAS Special Conference demonstrating our G12D PROTAC degraders are potent, selective and led to tumor stasis in a mouse xenograft model with intermittent dosing and degradation of KRAS G12D provides an advantage vs. inhibition in vitro and in vivo. We also presented new preclinical data at the CHDI Foundation’s Annual Huntington’s Disease Therapeutics Conference showing our PROTAC degraders potently and selectively degrade soluble mutant huntingtin (mHTT) in multiple cellular readouts, including rodent neurons, while sparing wild-type HTT.
By year-end 2023, we expect to submit an investigational new drug, or IND, application or clinical trial application, or CTA, for our PROTAC degrader designed to target each of the BCL6 protein, a protein mutated in patients with different forms of Non-Hodgkins Lymphoma, including Diffuse Large B-Cell Lymphoma, and the LRRK2 protein, a protein kinase that has been genetically linked to some forms of Parkinson's Disease. We also expect to progress at least two additional PROTAC protein degrader programs into IND-enabling or CTA-enabling studies by year-end 2023.
Our Operations
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Since inception through March 31, 2023, we raised approximately $1.3 billion in gross proceeds from the sale of equity instruments and the exercise of stock options and had received an aggregate of $783.0 million in payments primarily from collaboration partners.
We are a clinical-stage company. Vepdegestrant (ARV-471), bavdegalutamide (ARV-110) and ARV-766 are each in Phase 1/2 clinical trials, vepdegestrant is also in a Phase 3 clinical trial and our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses and expect to incur increasing operating losses for at least the next several years due to costs associated with our ongoing and anticipated clinical activities for vepdegestrant, bavdegalutamide and ARV-766, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with contract manufacturing organizations to supply us with product for our preclinical and clinical studies and contract research organizations for the synthesis of compounds in our preclinical development activities, as well as other associated costs including the management of our intellectual property portfolio.
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
At the time we entered into the original agreement with Genentech, we received an upfront payment of $11.0 million, and at the time we entered into the Restated Genentech Agreement, we received an additional $34.5 million in upfront and expansion target payments. We are eligible to receive payments aggregating up to $44.0 million per Target upon the achievement of specified development milestones; payments aggregating up to $52.5 million per Target (assuming approval of two indications) subject to the achievement of specified regulatory milestones; and payments aggregating up to $60.0 million per PROTAC targeted protein degrader directed against the applicable Target, subject to the achievement of specified sales milestones. These milestone payments are subject to reduction if we do not have a valid patent claim covering the licensed PROTAC targeted protein degrader at the time the milestone is achieved. We are also eligible to receive, on net sales of licensed PROTAC targeted protein degraders, mid-single digit royalties, which may be subject to reductions.
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
In the year ended December 31, 2018, we received an upfront non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of our technology license and to fund Pfizer-related research, as defined within the Pfizer Research Collaboration Agreement. We are eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as mid- to high-single digit tiered royalties, which may be subject to reductions, on net sales of PROTAC targeted protein degrader-related products. During the three months ended March 31, 2023 and 2022, we received payments totaling $1.0 million and $3.5 million which were included in accounts receivable as of December 31, 2022 and 2021, respectively, for additional targets and services.
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
Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront non-refundable payment of $17.5 million. Bayer is committed to fund a total of $12.0 million in research funding payments through 2023, all of which was received as of March 31, 2023, including $1.5 million and $3.0 million in the three months ended March 31, 2023 and 2022, respectively, subject to potential increases if our costs for research activities exceed the research funding payments allocated to a Target and certain conditions are met. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.
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
We typically use our employee and infrastructure resources across our development programs, and as such, do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for our AR program, which includes bavdegalutamide and ARV-766, ER program, which includes vepdegestrant, and all other platform and exploratory research and development costs:

	For the Three Months Ended March 31,
(in millions)	2023	2022
AR program development costs	$19.6	$16.1
ER program development costs	24.3	14.8
Other research and development costs	51.4	33.1
Total research and development costs	$95.3	$64.0
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we continue to conduct our ongoing clinical trials for vepdegestrant, bavdegalutamide and ARV-766, including our Phase 3 clinical trial for vepdegestrant, and continue to discover and develop additional product candidates. Research and development expenses related to vepdegestrant are shared equally with Pfizer from July 22, 2021, the effective date of the ARV-471 Collaboration Agreement. The ER program development costs in the table above reflect the cost sharing with Pfizer.
We cannot determine with certainty the duration and costs of future clinical trials of vepdegestrant, bavdegalutamide and ARV-766 or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
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
Income Taxes
Since our inception in 2013 through December 31, 2022, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our federal or state earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. During the year ended December 31, 2022, we fully utilized our previously held federal net operating loss and federal credit carryforwards due to taxable income resulting from revenue recognition for tax purposes from our ARV-471 Collaboration Agreement and the mandatory capitalization of qualified research and development expenses incurred on or after January 1, 2022 under the Tax Cuts and Jobs Act. For the three months ended March 31, 2023 we recorded a tax benefit related to expected benefits from state net operating loss carryback claims. We expect to generate federal and state net operating losses and credit carryforwards in 2023 and future periods. The revenue recognition and capitalization of research expenses are timing differences for tax purposes and deferred tax assets were established. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.
As of March 31, 2023, Arvinas, Inc. had four wholly-owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc.
Critical Accounting Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 23, 2023.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022

	For the Three Months Ended March 31,
(dollars in millions)	2023	2022	$ change
Revenue	$32.5	$26.5	$6.0
Research and development expenses	(95.3)	(64.0)	(31.3)
General and administrative expenses	(24.9)	(20.2)	(4.7)
Other income	6.5	1.1	5.4
Income tax benefit (expense)	0.4	(4.5)	4.9
Loss from equity method investments	(1.1)	(2.3)	1.2
Net loss	$(81.9)	$(63.4)	$(18.5)
Revenues
Revenues for the three months ended March 31, 2023 totaled $32.5 million, compared to $26.5 million for the three months ended March 31, 2022. The increase of $6.0 million was primarily due to an increase in revenue from the ARV-471 Collaboration Agreement with Pfizer totaling $15.9 million, partially offset by a net decrease in revenue totaling $8.2 million due to extensions of the period of revenue recognition under both the Pfizer Research Collaboration Agreement and Bayer Collaboration Agreement and a decrease of $1.2 million of previously constrained deferred revenue related to our Oerth Bio joint venture.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2023 totaled $95.3 million, compared to $64.0 million for the three months ended March 31, 2022. The increase of $31.3 million was primarily due to an increase in our continued investment in our platform and exploratory programs of $18.3 million as well as increases in expenses related to our AR and ER programs of $3.5 million and $9.5 million, respectively. The increase in spending over all of our programs was primarily due to increased clinical trial costs and related drug manufacturing costs of $7.1 million within our AR and ER programs. Direct expenses related to our platform and exploratory targets increased by $10.4 million as we continued to expand the number of protein targets in the exploratory and lead optimization phases and continued to make investments into our platform discovery efforts. Personnel related costs also increased by $11.1 million, inclusive of $2.6 million of stock compensation expense.
General and Administrative Expenses
General and administrative expenses totaled $24.9 million for the three months ended March 31, 2023, compared to $20.2 million for the three months ended March 31, 2022. The increase of $4.7 million was primarily due to an increase of personnel related costs of $2.3 million and professional fees of $1.4 million.
Other Income
Other income totaled $6.5 million for the three months ended March 31, 2023, compared to $1.1 million for the three months ended March 31, 2022. The increase of $5.4 million was primarily due to higher interest income of $6.4 million from higher interest rates, offset in part by higher realized losses on our marketable securities of $0.9 million.
Income Tax Expense
Income tax benefit totaled $0.4 million for the three months ended March 31, 2023, compared to an income tax expense of $4.5 million for the three months ended March 31, 2022. Current year tax benefit was driven by expected benefits from state net operating loss carryback claims. Prior year tax expense was driven by revenue recognition for tax purposes from our ARV-471 Collaboration Agreement and the capitalization of research and development expenses incurred on or after January 1, 2022.
Loss from Equity Method Investment
Loss from equity method investment totaled $1.1 million for the three months ended March 31, 2023, compared to $2.3 million for the three months ended March 31, 2022. The decrease of $1.2 million was due to lower net losses incurred by Oerth Bio for the three months ended March 31, 2023.
Liquidity and Capital Resources
Overview
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Since inception through March 31, 2023, we had received an aggregate of $783.0 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut, and raised approximately $1.3 billion in gross proceeds from the sale of equity interests and the exercise of stock options, including:
•October 2018: completion of our initial public offering in which we issued and sold an aggregate of 7,700,482 shares of common stock, for aggregate gross proceeds of $123.2 million before fees and expenses;
•July 2019: sale of 1,346,313 shares of common stock to Bayer AG for aggregate gross proceeds of $32.5 million;
•November 2019: completion of a follow-on offering in which we issued and sold 5,227,273 shares of common stock for aggregate gross proceeds of $115.0 million before fees and expenses;
•September – December 2020: sale of 2,593,637 shares of common stock in an “at-the-market offering” for aggregate gross proceeds of $65.6 million before fees and expenses;
•December 2020: completion of a follow-on offering in which we issued and sold 6,571,428 shares of common stock for aggregate gross proceeds of $460.0 million before fees and expenses; and
•September 2021: issuance of 3,457,815 shares of common stock to Pfizer for aggregate gross proceeds of $350.0 million.
In May 2021, we entered into a lease, which was amended in August 2022, for approximately 160,000 square feet of laboratory and office space, expected to be occupied in 2025. In connection with the signing of the lease and the related amendment, and at our election to increase the landlord’s contribution to the tenant improvement allowance, we initially issued a letter of credit totaling $4.5 million, which was subsequently increased to $5.5 million, collateralized by a certificate of deposit in the same amount. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year lease term.
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., as agents, pursuant to which we may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market" offering. As of March 31, 2023, no shares have been issued under this agreement.
Cash Flows
Our cash, cash equivalents, restricted cash and marketable securities totaled $1.1 billion as of March 31, 2023 and $1.2 billion as of December 31, 2022. We had an outstanding loan balance of $1.0 million as of March 31, 2023 and December 31, 2022.

The following table summarizes our sources and uses of cash for the period presented:

	For the Three Months Ended March 31,
(dollars in millions)	2023	2022	$ change
Net cash used in operating activities	$(91.2)	$(57.1)	$(34.1)
Net cash provided by investing activities	138.6	8.6	130.0
Net cash provided by financing activities	1.5	2.5	(1.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	$48.9	$(46.0)	$94.9
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 increased by $34.1 million, compared with the three months ended March 31, 2022, primarily due to an increase in our net loss of $18.5 million, decreased cash inflows from accounts receivable of $14.0 million and increased reduction in deferred revenue of $8.7 million, partially offset by changes in account payable and accrued expenses of $6.8 million and prepaid expenses and other current assets of $4.6 million. Non-cash charges decreased by $2.6 million, primarily due to net accretion of bond discounts/premiums of $6.7 million, partially offset by increased changes in stock compensation expense $3.3 million.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2023 increased by $130.0 million, compared with the three months ended March 31, 2022, due to an increase in net sales and maturities of marketable securities in excess of purchases of $129.0 million and a decrease in purchases of property and equipment of $1.0 million.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 decreased by $1.0 million, compared with the three months ended March 31, 2022, due to decreased proceeds from the exercise of stock options.
Funding Requirements
Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates.
Specifically, we anticipate that our expenses will increase substantially if, and as we:
•continue clinical trials of our product candidate vepdegestrant (ARV-471), including progressing enrollment in the Phase 3 clinical trial of vepdegestrant in combination with palcociclib as a second-line treatment, initiating a Phase 1b combination trial of vepdegestrant in combination with other targeted therapies, and initiating a Phase 3 clinical trial of vepdegestrant in combination with palbociclib as a first line treatment, each to treat patients with locally advanced or metastatic ER+/HER2- breast cancer;
•continue clinical trials of our product candidate bavdegalutamide (ARV-110), including Phase 1/2 clinical trials, completing enrollment of the Phase 1b clinical trial of bavdegalutamide in combination with abiraterone, and initiating a global Phase 3 clinical trial of bavdegalutamide for patients with AR T878/H875 tumor mutations, in each case, for the treatment of men with mCRPC;
•continue a Phase 1/2 clinical trial of our product candidate ARV-766, and a Phase 2 expansion trial of ARV-766, in each case in men with mCRPC;
•submit IND and CTA applications for our BCL6 and our LRRK2 PROTAC protein degraders, respectively, with regulators;
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
We had cash, cash equivalents, restricted cash and marketable securities totaling approximately $1.1 billion as of March 31, 2023. We believe that our cash, cash equivalents, restricted cash and marketable securities as of March 31, 2023 will enable us to fund our planned operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our ongoing clinical trials for vepdegestrant (ARV-471), bavdegalutamide (ARV-110), and ARV-766 and any future clinical development of vepdegestrant, bavdegalutamide and ARV-766;
•the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs, including BCL6 and LRRK2;
•the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurodegenerative research programs;
•the success of our collaborations with Pfizer, Genentech, and Bayer;
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
Borrowings
In June 2018, we entered into an additional assistance agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 assistance agreement requires that we be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of March 31, 2023, $1.0 million remains outstanding under the 2018 Assistance Agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, restricted cash and marketable securities. Interest income earned on these assets totaled $7.6 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of March 31, 2023, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Our outstanding debt totaled $1.0 million as of March 31, 2023 and December 31, 2022 and carries a fixed interest rate of 3.25% per annum.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the

Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the those risks and uncertainties discussed in “Part I, Item 1A, Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023 together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022 is qualified by the information that is described in this Quarterly Report on Form 10-Q. If any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
We did not issue any securities that were not registered under the Securities Act during the three months ended March 31, 2023.

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

Arvinas, Inc.

Date: May 5, 2023	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2023	By:	/s/ Sean Cassidy
Sean Cassidy
Chief Financial Officer (principal financial officer)

Date: May 5, 2023	By:	/s/ David K. Loomis
David K. Loomis
Vice President and Chief Accounting Officer (Principal Accounting Officer)