Form 10-Q
period 2023-06-30
ARVINAS, INC.
filed 2023-08-08
CIK 1655759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, the registrant had 53,485,023 shares of common stock, $0.001 par value per share, outstanding.

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
•the potential achievement of milestones and receipt of payments under our collaborations, including our collaboration with Pfizer Inc., or Pfizer, entered into in July 2021, or the Vepdegestrant (ARV-471) Collaboration;
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(dollars and shares in millions)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$90.6	$81.3
Restricted cash	5.5	5.5
Marketable securities	948.2	1,124.0
Accounts receivable	0.1	1.0
Other receivables	4.7	7.0
Prepaid expenses and other current assets	7.6	21.4
Total current assets	1,056.7	1,240.2
Property, equipment and leasehold improvements, net	13.2	13.4
Operating lease right of use assets	3.5	4.4
Collaboration contract asset and other assets	10.1	10.8
Total assets	$1,083.5	$1,268.8
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$74.8	$74.7
Deferred revenue	230.1	218.6
Current portion of long term debt	0.1	—
Current portion of operating lease liability	1.9	1.8
Total current liabilities	306.9	295.1
Deferred revenue	310.5	405.1
Long term debt	0.9	1.0
Operating lease liability	1.6	2.7
Total liabilities	619.9	703.9
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 53.4 and 53.2 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	0.1	0.1
Accumulated deficit	(1,113.9)	(965.4)
Additional paid-in capital	1,589.6	1,549.4
Accumulated other comprehensive loss	(12.2)	(19.2)
Total stockholders’ equity	463.6	564.9
Total liabilities and stockholders’ equity	$1,083.5	$1,268.8
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars and shares in millions, except per share amounts)	2023	2022	2023	2022
Revenue	$54.5	$33.8	$87.0	$60.3
Operating expenses:
Research and development	103.4	75.3	198.6	139.2
General and administrative	25.7	24.3	50.7	44.5
Total operating expenses	129.1	99.6	249.3	183.7
Loss from operations	(74.6)	(65.8)	(162.3)	(123.4)
Other income (expenses)
Other expense, net	—	(0.1)	(1.1)	(0.2)
Interest income, net	9.0	1.8	16.6	2.9
Total other income	9.0	1.7	15.5	2.7
Net loss before income taxes and loss from equity method investment	(65.6)	(64.1)	(146.8)	(120.7)
Income tax benefit (expense)	0.3	(3.4)	0.7	(7.9)
Loss from equity method investment	(1.3)	(2.5)	(2.4)	(4.8)
Net loss	$(66.6)	$(70.0)	$(148.5)	$(133.4)
Net loss per common share, basic and diluted	$(1.25)	$(1.32)	$(2.78)	$(2.51)
Weighted average common shares outstanding, basic and diluted	53.4	53.2	53.4	53.1

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Net loss	$(66.6)	$(70.0)	$(148.5)	$(133.4)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	0.4	(3.3)	7.0	(17.4)
Comprehensive loss	$(66.2)	$(73.3)	$(141.5)	$(150.8)
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars and shares in millions)	Common			Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
For the Three Months Ended June 30, 2023 and 2022	Shares	Amount
Balance as of March 31, 2023	53.4	$0.1	0.1	$(1,047.3)	$1,570.8	$(12.6)	$511.0
Stock-based compensation	—	—		—	18.3	—	18.3
Net loss	—	—		(66.6)	—	—	(66.6)
Issuance of common stock under equity incentive plans	—	—		—	0.5	—	0.5
Unrealized gain (loss) on available-for-sale securities	—	—		—	—	0.4	0.4
Balance as of June 30, 2023	53.4	$0.1		$(1,113.9)	$1,589.6	$(12.2)	$463.6
Balance as of March 31, 2022	53.1	$—		$(746.3)	$1,488.3	$(18.7)	$723.3
Stock-based compensation	—	—		—	20.0	—	20.0
Net loss	—	—		(70.0)	—	—	(70.0)
Issuance of common stock under equity incentive plans	0.1	0.1		—	0.5	—	0.6
Unrealized loss on available-for-sale securities	—	—		—	—	(3.3)	(3.3)
Balance as of June 30, 2022	53.2	$0.1		$(816.3)	$1,508.8	$(22.0)	$670.6

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
For the Six Months Ended June 30, 2023 and 2022	Shares	Amount
Balance as of December 31, 2022	53.2	$0.1	$(965.4)	$1,549.4	$(19.2)	$564.9
Stock-based compensation	—	—	—	38.2	—	38.2
Net loss	—	—	(148.5)	—	—	(148.5)
Issuance of common stock under equity incentive plans	0.2	—	—	2.0	—	2.0
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	7.0	7.0
Balance as of June 30, 2023	53.4	$0.1	$(1,113.9)	$1,589.6	$(12.2)	$463.6
Balance as of December 31, 2021	53.0	$—	$(682.9)	$1,469.2	$(4.6)	$781.7
Stock-based compensation	—	—	—	36.6	—	36.6
Net loss	—	—	(133.4)	—	—	(133.4)
Issuance of common stock under equity incentive plans	0.2	0.1	—	3.0	—	3.1
Unrealized loss on available-for-sale securities	—	—	—	—	(17.4)	(17.4)
Balance as of June 30, 2022	53.2	$0.1	$(816.3)	$1,508.8	$(22.0)	$670.6
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
(dollars in millions)	2023	2022
Cash flows from operating activities:
Net loss	$(148.5)	$(133.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2.4	3.0
Net accretion of bond discounts/premiums	(7.0)	5.8
Loss on sale of marketable securities	0.9	0.1
Amortization of right-of-use assets	0.9	1.0
Amortization of collaboration contract asset	1.5	0.8
Stock-based compensation	38.2	36.6
Changes in operating assets and liabilities:
Accounts receivable	0.9	13.6
Other receivables	2.4	4.0
Prepaid expenses and other current assets	13.1	(1.0)
Accounts payable and accrued liabilities	(0.6)	(12.7)
Operating lease liability	(1.0)	(1.0)
Deferred revenue	(83.1)	(52.5)
Net cash used in operating activities	(179.9)	(135.7)
Cash flows from investing activities:
Purchases of marketable securities	(492.3)	(469.1)
Maturities of marketable securities	638.9	555.9
Sales of marketable securities	42.3	34.3
Purchases of property, equipment and leasehold improvements	(1.7)	(3.5)
Net cash provided by investing activities	187.2	117.6
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ESPP shares	2.0	3.0
Net cash provided by financing activities	2.0	3.0
Net increase (decrease) in cash, cash equivalents and restricted cash	9.3	(15.1)
Cash, cash equivalents and restricted cash, beginning of the period	86.8	112.8
Cash, cash equivalents and restricted cash, end of the period	$96.1	$97.7
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$0.4	$0.5
Cash paid for taxes	$9.0	$—
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
As previously disclosed in the Company's 2022 Annual Report on Form 10-K, the Company revised the accounting for its investment in Oerth Bio LLC ("Oerth Bio"). Accordingly, Arvinas recorded an adjustment to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 that were previously included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. See Note 12, Equity Method Investments, for further details.
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
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows for the foreseeable future. The Company has financed its operations primarily through sales of equity interests, proceeds from collaborations, grant funding and debt financing. The Company had cash, cash equivalents, restricted cash and marketable securities of approximately $1.0 billion as of June 30, 2023.

2. Accounting Pronouncements and Significant Accounting Policies
Accounting Pronouncements
The Company reviews new accounting standards as issued. As of June 30, 2023, the Company has not identified any new standards that it believes will have a material impact on the Company’s financial statements.
Significant Accounting Policies
There were no changes to the Company’s significant accounting policies during the six months ended June 30, 2023.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022:

(dollars in millions)	June 30, 2023	June 30, 2022
Cash and cash equivalents	$90.6	$93.2
Restricted cash	5.5	4.5
Cash, cash equivalents and restricted cash	$96.1	$97.7
Restricted cash represents a letter of credit collateralized by a certificate of deposit in the same amount as required under the terms of the Company's laboratory and office space lease entered into in May 2021 and amended in August 2022.
3. Research Collaboration and License Agreements
Vepdegestrant (ARV-471) Collaboration Agreement
In July 2021, the Company entered into a Collaboration Agreement with Pfizer Inc. (“Pfizer”) (the “Vepdegestrant (ARV-471) Collaboration Agreement”) pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound ARV-471 (the “Licensed Products”). Under the Vepdegestrant (ARV-471) Collaboration Agreement, the Company received an upfront, non-refundable payment of $650.0 million. In addition, the Company is eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400.0 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones. There were no regulatory or sales-based milestone payments received through June 30, 2023.
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
As a direct result of the Company’s entry into the Vepdegestrant (ARV-471) Collaboration Agreement, the Company incurred direct and incremental costs to obtain the contract, paid to a financial advisor, totaling $12.9 million. In accordance with ASC 340, Other Assets and Deferred Costs, the Company recognized an asset of $12.9 million in collaboration contract asset and other assets in the condensed consolidated balance sheet at inception of the agreement, which is being amortized as general and administrative expense over the total estimated period of performance under the Vepdegestrant (ARV-471) Collaboration Agreement.

Bayer Collaboration Agreement
In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (the “Bayer Collaboration Agreement”) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras ("PROTAC® targeted protein degraders") that mediate the degradation of target proteins. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront, non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license. Bayer AG was committed to fund an additional $12.0 million through 2023, all of which was received as of June 30, 2023, including $1.5 million and $3.0 million in the six months ended June 30, 2023 and 2022, respectively. These payments are being recognized over the total estimated period of performance.
The Company is also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated targets. In addition, the Company is eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions. There were no development or sales-based milestone payments or royalties received through June 30, 2023.
Pfizer Research Collaboration Agreement
In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer (the “Pfizer Research Collaboration Agreement”). Under the terms of the Pfizer Research Collaboration Agreement, the Company received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. These payments are being recognized as revenue over the total estimated period of performance. The Company is eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. The Company is also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales. During the six months ended June 30, 2023 and 2022, the Company received payments totaling $1.0 million and $3.5 million which were included in accounts receivable as of December 31, 2022 and 2021, respectively, for additional targets and services which are being recognized as revenue over the total period of performance. There were no sales-based milestone payments or royalties received through June 30, 2023.
Restated Genentech Agreement
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
The Company is eligible to receive up to $44.0 million per target in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received through June 30, 2023.

Changes in the Company's contract balances for the six months ended June 30, 2023 and 2022 were as follows:

(dollars in millions)	June 30, 2023	June 30, 2022
Accounts receivable related to collaborations
Beginning balance	$1.0	$15.0
Additions	1.6	1.4
Payments received	(2.5)	(15.0)
Ending balance	$0.1	$1.4
Accounts payable related to collaborations
Beginning balance	$5.0	$—
Additions	1.7	—
Payments made	(6.7)	—
Ending balance	$—	$—
Contract assets: Collaboration contract asset
Beginning balance	$10.7	$12.5
Additions	—	—
Amortization	(1.5)	(0.8)
Ending balance	$9.2	$11.7
Contract liabilities: Deferred revenue
Beginning balance	$623.7	$740.5
Revenue recognized from balances held at the beginning of the period	(84.6)	(55.5)
Additions to collaboration agreements	1.5	3.0
Ending balance	$540.6	$688.0
During the three and six months ended June 30, 2023, the Company recorded cumulative catch-up adjustments from contract modifications totaling zero and $(8.2) million, respectively, relating to performance obligations which were satisfied in prior periods. During the three and six months ended June 30, 2022, the Company recorded no cumulative catch-up adjustments.
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of June 30, 2023 was $540.6 million, which is expected to be recognized in the following periods:

(dollars in millions)
Remainder of 2023	$110.2
2024	200.9
2025	90.2
2026	55.3
2027	34.7
2028	10.8
Thereafter	38.5
Total	$540.6
4. Marketable Securities and Fair Value Measurements
The Company’s marketable securities consist of corporate bonds and government securities which are adjusted to fair value as of each balance sheet date based on quoted prices, which are considered Level 2 inputs.

The following is a summary of the Company’s available-for-sale marketable securities measured at fair value on a recurring basis.

	June 30, 2023
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$888.8	$—	$(12.1)	$876.7
Government securities	Level 2	71.6	—	(0.1)	71.5
Total		$960.4	$—	$(12.2)	$948.2

	December 31, 2022
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$1,008.0	$—	$(18.5)	$989.5
Government securities	Level 2	135.2	—	(0.7)	134.5
Total		$1,143.2	$—	$(19.2)	$1,124.0
The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.
The carrying values of accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these assets and liabilities.
5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

(dollars in millions)	June 30, 2023	December 31, 2022
Laboratory equipment	$18.0	$17.1
Leasehold improvements	11.5	10.9
Office equipment	2.5	2.0
Total property, equipment and leasehold improvements	32.0	30.0
Less: accumulated depreciation and amortization	(18.8)	(16.6)
Property, equipment and leasehold improvements, net	$13.2	$13.4
Depreciation and amortization expense totaled $1.2 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, and $2.4 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively.
6. Right-of-Use Assets and Liabilities
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the condensed consolidated balance sheets.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments, which ranges from 3.0% - 7.5%. Lease expense is recognized on a straight-line basis over the lease term. The Company considers options to extend or terminate leases in recognizing ROU assets and lease liabilities when it is reasonably certain that such options will be exercised.
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
The Company has operating leases for its corporate office, laboratories and certain equipment, which expire no later than January 2026. The leases have a weighted average remaining term of 1.8 years.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Operating lease cost	$0.5	$0.5	$1.0	$1.1
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(dollars in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.0	$1.0
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$—	$2.4
Maturities of operating lease liabilities as of June 30, 2023, were as follows:

(dollars in millions)
Remainder of 2023	$1.0
2024	2.2
2025	0.5
2026	—
Total lease payments	3.7
Less: imputed interest	(0.2)
Total	$3.5

7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

(dollars in millions)	June 30, 2023	December 31, 2022
Accounts payable	$6.7	$5.7
Accrued liabilities
Research and development expenses	51.6	35.9
Employee expenses	12.6	18.7
Professional fees and other	2.9	4.1
Income taxes	1.0	10.3
Total accounts payable and accrued liabilities	$74.8	$74.7
8. Long-Term Debt
Debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	June 30, 2023	December 31, 2022
2018 Assistance Agreement Debt	09/28	3.25%	$1.0	$1.0
Less: current installments			(0.1)	—
Total long-term debt			$0.9	$1.0
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
During the three and six months ended June 30, 2023 and 2022, interest expense was immaterial.

9. Equity
Equity Distribution Agreements
In August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under the Company's universal shelf registration statement pursuant to one or more “at-the-market" offerings. During the six months ended June 30, 2023, no shares were issued under this agreement.
Stock-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of June 30, 2023, 2,495,756 shares remained available for purchase. During the six months ended June 30, 2023 and 2022, the Company issued 23,206 and 5,749 shares of common stock, respectively, of common stock under the 2018 ESPP.
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
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the “2018 Plan”), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of shares of common stock initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181 shares) issued in respect of incentive units granted under the Incentive Plan that were subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of June 30, 2023, 1,987,423 shares remained available for issuance under the 2018 Plan. Shares of common stock subject to outstanding equity awards that expire or are terminated, surrendered, or canceled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.

Compensation Expense
During the three months ended June 30, 2023 and 2022, the Company recognized compensation expense of $18.3 million and $20.0 million, respectively, related to the issuance of incentive awards, including $0.3 million and $0.1 million, respectively, related to the 2018 ESPP. During the six months ended June 30, 2023 and 2022, the Company recognized compensation expense of $38.2 million and $36.6 million, respectively, relating to the issuance of incentive awards, including $0.5 million and $0.3 million, respectively, related to the 2018 ESPP.
As of June 30, 2023, there was $83.8 million of total unrecognized compensation expense that is expected to be amortized over a weighted average period of approximately 1.8 years.
Stock Options
The fair value of the stock options granted during the six months ended June 30, 2023 and 2022 was determined using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2023	June 30, 2022
Expected volatility	72.3 - 74.2%	73.2 - 76.0%
Expected term (years)	5.5 - 7.0	5.5 - 7.0
Risk free interest rate	3.4% - 4.2%	1.5% - 3.3%
Expected dividend yield	0%	0%
Exercise price	$23.23 - $36.27	$36.79 - $78.91
Given the Company’s common stock has not been trading for a sufficient period of time, the Company calculates volatility of its common stock by utilizing a weighted average of a collection of peer company volatilities and its own common stock volatility. The expected term is calculated utilizing the simplified method.
A summary of the stock option activity under the 2018 Plan during the six months ended June 30, 2023 is presented below. These amounts include stock options granted to employees and directors.

(dollars in millions, except weighted average exercise price)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	6,814,634	$49.06	7.7	$34.5
Granted	1,653,172	$33.67
Exercised	(71,321)	$18.90
Forfeited	(212,677)	$56.45
Outstanding as of June 30, 2023	8,183,808	$46.05	7.7	$13.8
Vested and exercisable as of June 30, 2023	4,417,474	$41.74	6.6	$13.8
Vested and expected to vest as of June 30, 2023	7,825,850	$45.96	7.6	$13.8

The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2023 and 2022 was $22.79 and $41.41, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $0.6 million and $7.1 million, respectively.
Restricted Stock Units (RSUs)
A summary of RSU activity under the 2018 Plan during the six months ended June 30, 2023 is presented below. These amounts include RSUs granted to employees.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested RSUs as of December 31, 2022	489,216	$51.37
Granted	778,612	$33.67
Vested	(94,688)	$44.52
Forfeited	(28,658)	$44.68
Unvested RSUs as of June 30, 2023	1,144,482	$40.06
The total fair value of RSUs vested during the six months ended June 30, 2023 and 2022 was $4.2 million and $0.7 million, respectively.
10. Income Taxes
For the three months ended June 30, 2023, the Company recognized income tax benefit of $0.3 million resulting in an effective tax rate of 0.4%, as compared to income tax expense of $3.4 million resulting in an effective tax rate of (5.4)% in the same period for 2022. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended June 30, 2023 and the Company’s overall effective tax rate of 0.4% was the effect of expected benefits from state net operating loss carryback claims offset by equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended June 30, 2022 and the Company’s overall effective tax rate of (5.4)% was the effect of equity compensation, deferred state income taxes and the valuation allowance recorded against the full amount of its net deferred tax assets.
For the six months ended June 30, 2023, the Company recognized income tax expense of $0.7 million resulting in an effective tax rate of 0.4%, as compared to income tax expense of $7.9 million resulting in an effective tax rate of (6.5)% in the same period for 2022. The primary reconciling items between the federal statutory rate of 21.0% for the six months ended June 30, 2023 and the Company’s overall effective tax rate of 0.4% was the effect of expected benefits from state net operating loss carryback claims offset by equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the six months ended June 30, 2022 and the Company’s overall effective tax rate of (6.5)% was the effect of equity compensation, generation of tax credits, deferred state income taxes and the valuation allowance recorded against the full amount of its net deferred tax assets.
A valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company continues to establish a full valuation allowance against its net deferred tax assets since it is more likely than not that benefits will not be realized, including those benefits created in the current year. This assessment is based on the Company's historical cumulative losses which provide strong objective evidence that cannot be overcome with projections of income, as well as the fact the Company expects continuing losses in the future.

11. Net Loss Per Share
Basic and diluted loss per common share was calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars and shares in millions, except per share amounts)	2023	2022	2023	2022
Net loss	$(66.6)	$(70.0)	$(148.5)	$(133.4)
Weighted average number of common shares outstanding - basic and diluted	53.4	53.2	53.4	53.1
Net loss per common share - basic and diluted	$(1.25)	$(1.32)	$(2.78)	$(2.51)
The Company reported net losses for each of the three and six months ended June 30, 2023 and 2022, and therefore excluded all stock options and restricted stock units from the calculation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

	For the Three and Six Months Ended June 30,
(shares in millions)	2023	2022
Stock options	8.2	6.5
Restricted stock units	1.1	0.3
	9.3	6.8
12. Equity Method Investments
In July 2019, the Company and Bayer CropScience LP (“Bayer LP”) formed Oerth Bio, a joint venture to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. The Company and Bayer LP each held an initial ownership interest in Oerth Bio of 50%. A 15% ownership interest of Oerth Bio was reserved for the future grants of incentive units to employees and service providers and, as a result, the Company's ownership interest totaled 45.5% and 47.5% as of June 30, 2023 and 2022, respectively, as a result of vested incentive units.
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
The Company evaluated the error and determined that the related impact did not materially misstate the previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022. Although the Company concluded that the error was not material to its previously issued unaudited condensed consolidated financial statements, the Company has determined it is appropriate to adjust its previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 to correct the error and improve comparability.

The following illustrates the effect of the correction of the immaterial error for the period presented. There was no impact to the balance sheets, net loss per common share, statements of cash flows or changes in stockholders’ equity.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(dollars in millions, except per share amounts)	as previously reported	adjustments	as adjusted	as previously reported	adjustments	as adjusted
Revenue	$31.3	$2.5	$33.8	$55.5	$4.8	$60.3
Loss from operations	$(68.3)	$2.5	$(65.8)	$(128.2)	$4.8	$(123.4)
Loss from equity method investment	$—	$(2.5)	$(2.5)	$—	$(4.8)	$(4.8)
Net loss	$(70.0)	$—	$(70.0)	$(133.4)	$—	$(133.4)
Net loss per common share - basic and diluted	$(1.32)	$—	$(1.32)	$(2.51)	$—	$(2.51)
Comprehensive loss	$(73.3)	$—	$(73.3)	$(150.8)	$—	$(150.8)
Net loss of Oerth Bio for the three months ended June 30, 2023 and 2022 totaled $2.8 million and $5.3 million, respectively. The Company recognized equity method losses of $1.3 million and $2.5 million for the three months ended June 30, 2023 and 2022, respectively. Net loss of Oerth Bio for the six months ended June 30, 2023 and 2022 totaled $5.2 million and $10.2 million, respectively. The Company recognized equity method losses of $2.4 million and $4.8 million for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023 and 2022, the Company’s carrying value of the investment was zero.
The Company also provides Oerth Bio with compensated research, development and administrative services through a separate agreement. The services rendered by the Company during the three and six months ended June 30, 2023 and 2022 were immaterial.
13. Commitments and Contingencies
From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount, which could differ materially. Legal fees and other costs associated with such actions are expensed as incurred. The Company's accrual for such matters totaled $10.0 million as of June 30, 2023, primarily related to a contract dispute that is in early stages. Due to the early stage of the dispute, the means of resolution are unknown and could involve contract modification and, or payment of consideration. An estimate of the possible range of loss associated with the dispute cannot be made at this time and the Company has accrued its best estimate as of June 30, 2023.
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

The FMI Agreement does not have a fixed duration, and the Company may terminate the FMI Agreement for convenience by providing adequate written notice to Foundation Medicine, subject to payment of applicable termination fees. Either party may terminate the FMI Agreement in its entirety for an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or by the mutual written agreement of both parties. Additionally, Foundation Medicine may terminate the FMI Agreement with respect to an applicable program, (a) if a reasonably necessary third party license is not secured by Foundation Medicine or if the Company does not consent to payments for such license, (b) if Foundation Medicine reasonably determines that further development of the applicable assay is not technically feasible or (c) following a certain number of years after the first commercial launch of the applicable assay for use with the applicable therapeutic product. Certain license and other rights and certain obligations of Foundation Medicine survive termination of the FMI Agreement. If the FMI Agreement is terminated in its entirety or with respect to any program, the Company has certain payment obligations remaining to Foundation Medicine and may also be required to pay a termination fee, if applicable.
Bavdegalutamide
In exchange for the development of FoundationOne® Liquid CDx as a companion diagnostic for use with bavdegalutamide for androgen receptor protein (“AR”) metastatic castration-resistant prostate cancer (“mCRPC”) in the United States and European Union, pursuant to the terms of the FMI Agreement, the Company is subject to success-based milestone payments of up to low to mid tens of millions of dollars, in addition to certain validation fees per sample and related pass-through costs.
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
In preclinical studies, vepdegestrant demonstrated near-complete ER degradation in tumor cells, induced robust tumor shrinkage when dosed as a single agent in multiple ER-driven xenograft models and showed superior anti-tumor activity when compared to a standard of care agent, fulvestrant, both as a single agent and in combination with a cyclin-dependent kinase, or CDK, 4/6 inhibitor.
In the first quarter of 2023, we and Pfizer gained alignment with the U.S. Food and Drug Administration, or the FDA, on an approach for the planned first-line, metastatic ER+/HER2- breast cancer Phase 3 trial (VERITAC-3) of vepdegestrant in combination with IBRANCE® (palbociclib) and in the second quarter of 2023, we, along with Pfizer, initiated the study-lead in of the VERITAC-3 Phase 3 clinical trial in combination with palbociclib as a first-line treatment in patients with ER+/HER2- locally advanced or metastatic breast cancer. Moving forward, we expect to continue enrollment in the study-lead in of the VERITAC-3 Phase 3 clinical trial to evaluate the dose of palbociclib (100 mg or 75 mg) in combination with 200 mg vepdegestrant once daily. The objective of this trial is to select a dose of palbociclib (100 mg or 75 mg) that, when dosed with vepdegestrant 200 mg, results in a similar exposure and safety profile as palbociclib 125 mg in combination with aromatase inhibitors. This approach follows the recent analysis of data from the ongoing Phase 1b/2 combination study of vepdegestrant with palbociclib, in which an increase in palbociclib exposure was observed relative to historical palbociclib pharmacokinetic data.
In the fsecond quarter of 2023, we continued enrollment in VERITAC-2, a Phase 3-second-line clinical trial of vepdegestrant as a monotherapy, TACTIVE-E, a clinical trial of vepdegestrant in combination with everolimus, and TACTIVE-N, a clinical trial of vepdegestrant as a monotherapy in the neoadjuvant setting, in each case, for the treatment of patients with ER+/HER2- metastatic breast cancer. We expect to complete enrollment for VERITAC-2 in the second half of 2024. Also in the second quarter of 2023, we continued enrollment in two arms of TACTIVE-U, a Phase 1b/2 clinical trial of vepdegestrant in combination with abemaciclib in one arm, and in combination with ribociclib in a second arm. In the second quarter of 2023, we entered into a collaboration agreement with Pfizer and Carrick Therapeutics, Inc. to evaluate samuraciclib in combination with vepdegestrant as part of the TACTIVE-U study. We expect to initiate a Phase 1b/2 trial with vepdegestrant in combination with Pfizer's CDK4 inhibitor during the second half of 2023 and initiate an additional arm of TACTIVE-U, a Phase 1b/2 combination umbrella trial of vepdegestrant with Carrick Therapeutics’ CDK7 inhibitor, during the second half of 2023.
We evaluated and announced preliminary data from Part C of the ongoing Phase 1b/2 ARV-471-mBC-101 trial in the second quarter of 2023. Preliminary results from the Part C dose escalation trial (November 2022 data cutoff from the Phase 1b combination of vepdegestrant with palbociclib at 125 mg) demonstrate an observed clinical benefit rate (CBR; rate of confirmed complete response, confirmed partial response, or stable disease ≥24 weeks) of 60.7% (95% CI, 40.6 – 78.5) across all dose cohorts (17 of 28 CBR-evaluable patients; patients are CBR-evaluable if they received their first dose >24 weeks prior to the cut-off). We expect, with Pfizer, to present additional data from the Phase 1b combination trial of vepdegestrant in combination with palbociclib at a medical congress in the second half of 2023.
In the second quarter of 2023, we presented vepdegestrant preclinical data at American Association for Cancer Research (AACR) annual meeting demonstrating the potential utility of vepdegestrant as an endocrine therapy backbone for combination with other targeted agents in early and late-stage ER+/HER2- breast cancer and the potential mechanisms of acquired resistance to vepdegestrant that may be associated with alterations within Receptor Tyrosine Kinase/MAPK signaling pathways rather than ER signaling or E3 ligase machinery.
Also in the second quarter of 2023, we announced the inclusion of vepdegestrant in the I-SPY-2 (Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging And moLecular Analysis 2) trial sponsored by Quantum Leap. The I-SPY-2 Endocrine Optimization Platform study will include a vepdegestrant monotherapy arm and a vepdegestrant plus letrozole arm. We were also awarded Innovation Passport Designation for vepdegestrant by the U.K. Innovative Licensing and Access Pathway Steering Group in the second quarter of 2023.
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
We expect to initiate a global Phase 3 clinical trial of bavdegalutamide for the treatment of men with mCRPC with AR T878/H875 tumor mutations in the second half of 2023 and present updated data, including radiographic progression free survival, from the ongoing Phase 1/2 clinical trial of bavdegalutamide at the European Society for Medical Oncology congress in Madrid in October 2023. Also in the second half of 2023, we expect to complete enrollment in the Phase 1b clinical trial of bavdegalutamide in combination with abiraterone for the treatment of men with mCRPC.

ARV-766
ARV-766 is an investigational orally bioavailable PROTAC protein degrader designed to target AR with a different profile than bavdegalutamide, as a potential treatment for men with mCRPC.
In preclinical studies, ARV-766 degraded all tested resistance-driving point mutations of AR, including L702H, a mutation associated with treatment with abiraterone and other AR-pathway therapies.
In April 2023, we presented ARV-766 preclinical data and compound structure at the AACR annual meeting and in June 2023, we shared data from the Phase 1/2 dose escalation and expansion trial of ARV-766 for the treatment of men with mCRPC. The Phase 1 dose escalation portion of the ARV-766 trial was designed to assess its safety, tolerability, and pharmacokinetics in men with mCRPC who have progressed on standard of care therapies, as well as to identify recommended Phase 2 doses for further dose optimization. The Phase 2 expansion cohort was designed to evaluate the antitumor activity of ARV-766 at the two recommended doses (100 mg and 300 mg) and determine the appropriate dose for future development.

Data from the Phase 1/2 dose escalation and expansion trial (data cut off April 2023) showed that ARV-766 was well-tolerated and demonstrated promising activity in a heavily pre-treated, post-receipt of novel hormonal agents, or NHAs, all-comers patient population. In both the Phase 1 dose escalation and Phase 2 dose expansion, 100% of patients were previously treated with at least one or more NHAs. Patients had a median of four prior lines of therapy in the Phase 1 trial and five prior lines of therapy in the Phase 2 trial. Multiple prior therapies have been associated with a decreased responsiveness to AR-directed therapies and an increase in tumor heterogeneity. AR ligand binding domain, or LBD, mutations were present in 28% (13 of 47) of patients’ tumors in the Phase 1/2 trial as determined by plasma DNA analysis. Overall, 42% of patients with AR LBD mutations achieved reductions in PSA levels of greater than or equal to 50%, or PSA50. TIn all patients with L702H mutations, three of five patients with achieved PSA50, and three of three patients with co-occurring T878/H875/L702 mutations achieved PSA50. Response Evaluation Criteria in Solid Tumors, or RECIST, partial responses were observed. Of four patients with AR LBD mutations where RECIST was evaluable, one achieved a confirmed partial response, and one achieved an unconfirmed partial response.

ARV-766 was well tolerated and the majority of treatment related adverse events, or TRAEs, have been Grade 1 or 2, with no Grade ≥4 TRAEs and no dose limiting toxicities. Forty seven patients across the Phase 1 and 2 trials were evaluable for safety and, of these patients, one patient discontinued treatment due to a TRAE in Phase 2 and two of 47 patients, both in Phase 1, were dose reduced due to TRAE.
In the second half of 2023, we also anticipate initiating a Phase 1b/2 trial for ARV-766 in combination with abiraterone in patients with AR-dependent tumors who have not previously received NHAs.
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
In April 2023, we presented in-vivo and in-vitro data at AACR - Targeting RAS Special Conference demonstrating our G12D PROTAC degraders are potent, selective and led to tumor stasis in a mouse xenograft model with intermittent dosing and degradation of KRAS G12D provides an advantage vs. inhibition in vitro and in vivo. We also presented new preclinical data at the CHDI Foundation’s Annual Huntington’s Disease Therapeutics Conference showing our PROTAC degraders potently and selectively degraded soluble mutant huntingtin (mHTT) in multiple cellular readouts, including rodent neurons, while sparing wild-type HTT.
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

Our Operations
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Since inception through June 30, 2023, we raised approximately $1.3 billion in gross proceeds from the sale of equity instruments and the exercise of stock options and had received an aggregate of $783.0 million in payments primarily from collaboration partners.
We are a clinical-stage company. Vepdegestrant (ARV-471), bavdegalutamide (ARV-110) and ARV-766 are each in Phase 1/2 clinical trials, vepdegestrant is also in a Phase 3 clinical trial and our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses and expect to incur increasing operating losses for at least the next several years due to costs associated with our ongoing and anticipated clinical activities for vepdegestrant, bavdegalutamide and ARV-766, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with contract manufacturing organizations to supply us with product for our preclinical studies and clinical trials and contract research organizations for the synthesis of compounds in our preclinical development activities, as well as other associated costs including the management of our intellectual property portfolio.
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
In the year ended December 31, 2018, we received an upfront non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of our technology license and to fund Pfizer-related research, as defined within the Pfizer Research Collaboration Agreement. We are eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as mid- to high-single digit tiered royalties, which may be subject to reductions, on net sales of PROTAC targeted protein degrader-related products. In the six months ended June 30, 2023 and 2022, we received payments totaling $1.0 million and $3.5 million which were included in accounts receivable as of December 31, 2022 and 2021, respectively, for additional targets and services.
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

Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront non-refundable payment of $17.5 million. Bayer was committed to fund a total of $12.0 million in research funding payments through 2023, all of which was received from inception through March 31, 2023. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.
Pfizer Vepdegestrant (ARV-471) Collaboration Agreement
In July 2021, we entered into a Collaboration Agreement with Pfizer, or the Vepdegestrant (ARV-471) Collaboration Agreement, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound ARV-471, or the Licensed Products.
Under the Vepdegestrant (ARV-471) Collaboration Agreement, we received an upfront, non-refundable payment of $650.0 million. In addition, we are eligible to receive up to an additional $1.4 billion in contingent payments based on specified regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones.
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
Unless earlier terminated in accordance with its terms, the Vepdegestrant (ARV-471) Collaboration Agreement will expire on a Licensed Product-by-Licensed Product and country-by-country basis when such Licensed Products are no longer commercialized or developed for commercialization in such country. Pfizer may terminate the Vepdegestrant (ARV-471) Collaboration Agreement for convenience in its entirety or on a region-by-region basis subject to certain notice periods. Either party may terminate the Vepdegestrant (ARV-471) Collaboration Agreement for the other party’s uncured material breach or insolvency. Subject to applicable terms of the Vepdegestrant (ARV-471) Collaboration Agreement, including certain payments to Pfizer upon termination for our uncured material breach, effective upon termination of the Vepdegestrant (ARV-471) Collaboration Agreement, we are entitled to retain specified licenses to be able to continue to exploit the Licensed Products.
Subject to specified exceptions, we and Pfizer have each agreed not to directly or indirectly research, develop, or commercialize any competing products outside of the Vepdegestrant (ARV-471) Collaboration Agreement anywhere in the world during the term of the Vepdegestrant (ARV-471) Collaboration Agreement.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
AR program development costs	$18.7	$11.3	$38.4	$27.4
ER program development costs	35.4	20.1	59.7	34.9
Other research and development costs	49.3	43.9	100.5	76.9
Total research and development costs	$103.4	$75.3	$198.6	$139.2
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we continue to conduct our ongoing clinical trials for vepdegestrant, bavdegalutamide and ARV-766, including our Phase 3 clinical trial for vepdegestrant, and continue to discover and develop additional product candidates. Research and development expenses related to vepdegestrant are shared equally with Pfizer since July 22, 2021, the effective date of the Vepdegestrant (ARV-471) Collaboration Agreement. The ER program development costs in the table above reflect the cost sharing with Pfizer.
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
Income Taxes
Since our inception in 2013 through December 31, 2022, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our federal or state earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. During the year ended December 31, 2022, we fully utilized our previously held federal net operating loss and federal credit carryforwards due to taxable income resulting from revenue recognition for tax purposes from our Vepdegestrant (ARV-471) Collaboration Agreement and the mandatory capitalization of qualified research and development expenses incurred on or after January 1, 2022 under the Tax Cuts and Jobs Act. For the six months ended June 30, 2023 we recorded a tax benefit related to expected benefits from state net operating loss carryback claims. We expect to generate federal and state net operating losses and credit carryforwards in 2023 and future periods. The revenue recognition and capitalization of research expenses are timing differences for tax purposes and deferred tax assets were established. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.
As of June 30, 2023, Arvinas, Inc. had four wholly-owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(dollars in millions)	2023	I	2022	$ change	2023	2022	$ change
Revenue	$54.5		$33.8	$20.7	$87.0	$60.3	$26.7
Research and development expenses	(103.4)		(75.3)	(28.1)	(198.6)	(139.2)	(59.4)
General and administrative expenses	(25.7)		(24.3)	(1.4)	(50.7)	(44.5)	(6.2)
Other income	9.0		1.7	7.3	15.5	2.7	12.8
Income tax benefit (expense)	0.3		(3.4)	3.7	0.7	(7.9)	8.6
Loss from equity method investments	(1.3)		(2.5)	1.2	(2.4)	(4.8)	2.4
Net loss	$(66.6)		$(70.0)	$3.4	$(148.5)	$(133.4)	$(15.1)
Revenues
Revenues for the three months ended June 30, 2023 totaled $54.5 million, compared to $33.8 million for the three months ended June 30, 2022. The increase of $20.7 million was primarily due to an increase in revenue from the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer totaling $24.2 million, partially offset by a decrease of $1.8 million of revenue under the Genentech Amended and Restated Option, License, and Collaboration Agreement as the performance period has concluded and a decrease of $1.2 million of previously constrained deferred revenue related to our Oerth Bio joint venture and changes in revenue recognition rates under both the Pfizer Research Collaboration Agreement and Bayer Collaboration Agreement due to project extensions.
Revenues for the six months ended June 30, 2023 totaled $87.0 million, compared to $60.3 million for the six months ended June 30, 2022. The increase of $26.7 million was primarily due to an increase in revenue from the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer totaling $40.1 million, partially offset by a decrease of $2.4 million of previously constrained deferred revenue related to our Oerth Bio joint venture, a decrease of $1.8 million of revenue under the Genentech Amended and Restated Option, License, and Collaboration Agreement as the performance period has concluded and a net decrease in revenue totaling $8.2 million due to extensions of the period of revenue recognition under both the Pfizer Research Collaboration Agreement and Bayer Collaboration Agreement.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2023 totaled $103.4 million, compared to $75.3 million for the three months ended June 30, 2022. The increase of $28.1 million was primarily due to an increased investment in our platform and exploratory programs of $5.4 million as well as increases in our AR and ER programs of $7.4 million and $15.3 million, respectively. The increase over all of our programs was primarily driven by clinical trial costs and related drug manufacturing costs of $17.3 million within our AR and ER programs. Expenses related to our platform and exploratory targets increased by $5.3 million as we continued to expand the number of protein targets in the exploratory and lead optimization phases and continued to make investments into our platform discovery efforts. Additionally, personnel and infrastructure related costs increased by $5.5 million.
Research and development expenses for the six months ended June 30, 2023 totaled $198.6 million, compared to $139.2 million for the six months ended June 30, 2022. The increase of $59.4 million was primarily due to an increased investment in our platform and exploratory programs of $23.6 million as well as increases in our AR and ER programs of $11.0 million and $24.8 million, respectively. The increase over all of our programs was primarily driven by clinical trial costs and related drug manufacturing costs of $24.5 million as we expanded our AR and ER programs into additional clinical trials. Expenses related to our platform and exploratory targets also increased by $18.8 million as we continued to expand the number of protein targets in the exploratory and lead optimization phases and continued to make investments into our platform discovery efforts. Additionally, personnel and infrastructure related costs increased by $16.1 million.
General and Administrative Expenses
General and administrative expenses totaled $25.7 million for the three months ended June 30, 2023, compared to $24.3 million for the three months ended June 30, 2022. The increase of $1.4 million was primarily due to an increase in professional fees of $2.0 million and increased spending in developing our commercial operations of $0.9 million, offset in part by reduced personnel and infrastructure related costs of $1.1 million and reduced insurance costs of $0.3 million.
General and administrative expenses totaled $50.7 million for the six months ended June 30, 2023, compared to $44.5 million for the six months ended June 30, 2022. The increase of $6.2 million was primarily due to an increase in professional fees of $4.0 million, increased spending in developing our commercial operations of $0.8 million and personnel and infrastructure related costs of $2.0 million, offset in part by reduced insurance costs of $0.6 million.
Other Income
Other income totaled $9.0 million for the three months ended June 30, 2023, compared to $1.7 million for the three months ended June 30, 2022. The increase of $7.3 million was primarily due to higher interest income from higher interest rates.
Other income totaled $15.5 million for the six months ended June 30, 2023, compared to $2.7 million for the six months ended June 30, 2022. The increase of $12.8 million was primarily due to higher interest income of $13.7 million from higher interest rates, offset in part by higher realized losses on our marketable securities of $1.0 million.
Income Tax Expense
Income tax benefit totaled $0.3 million for the three months ended June 30, 2023, compared to an income tax expense of $3.4 million for the three months ended June 30, 2022. Current year tax benefit was driven by expected benefits from state net operating loss carryback claims. Prior year tax expense was driven by revenue recognition for tax purposes from our Vepdegestrant (ARV-471) Collaboration Agreement and the capitalization of research and development expenses incurred on or after January 1, 2022.
Income tax benefit totaled $0.7 million for the six months ended June 30, 2023, compared to an income tax expense of $7.9 million for the six months ended June 30, 2022. Current year tax benefit was driven by expected benefits from state net operating loss carryback claims. Prior year tax expense was driven by revenue recognition for tax purposes from our Vepdegestrant (ARV-471) Collaboration Agreement and the capitalization of research and development expenses incurred on or after January 1, 2022. Under the Tax Cuts and Jobs Act of 2017, qualified research expenses incurred after 2021 are no longer immediately deductible for tax purposes and instead must be amortized over 5 years for tax purposes. As a result of these items, we fully utilized our federal net operating loss and credit carryforwards in 2022, which resulted in income tax expense for the prior period.

Loss from Equity Method Investment
Loss from equity method investment totaled $1.3 million for the three months ended June 30, 2023, compared to $2.5 million for the three months ended June 30, 2022. The decrease of $1.2 million was due to lower net losses incurred by Oerth Bio for the three months ended June 30, 2023.
Loss from equity method investment totaled $2.4 million for the six months ended June 30, 2023, compared to $4.8 million for the six months ended June 30, 2022. The decrease of $2.4 million was due to lower net losses incurred by Oerth Bio for the six months ended June 30, 2023.
Liquidity and Capital Resources
Overview
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Since inception through June 30, 2023, we had received an aggregate of $783.0 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut, and raised approximately $1.3 billion in gross proceeds from the sale of equity interests and the exercise of stock options, including:
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
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., as agents, pursuant to which we may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market" offering. As of June 30, 2023, no shares have been issued under this agreement.
Cash Flows
Our cash, cash equivalents, restricted cash and marketable securities totaled $1.0 billion as of June 30, 2023 and $1.2 billion as of December 31, 2022. We had an outstanding loan balance of $1.0 million as of June 30, 2023 and December 31, 2022.

The following table summarizes our sources and uses of cash for the period presented:

	For the Six Months Ended June 30,
(dollars in millions)	2023	2022	$ change
Net cash used in operating activities	$(179.9)	$(135.7)	$(44.2)
Net cash provided by investing activities	187.2	117.6	69.6
Net cash provided by financing activities	2.0	3.0	(1.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9.3	$(15.1)	$24.4
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2023 increased by $44.2 million, compared with the six months ended June 30, 2022, primarily due to an increase in our net loss of $15.1 million, increased reduction in deferred revenue of $30.6 million and decreased cash inflows from accounts receivable of $12.7 million, partially offset by changes in prepaid expenses and other current assets of $14.1 million and account payable and accrued expenses of $12.1 million. Non-cash charges decreased by $10.4 million, primarily due to net accretion of bond discounts/premiums of $12.8 million, partially offset by increased changes in stock compensation expense $1.6 million.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023 increased by $69.6 million, compared with the six months ended June 30, 2022, due to an increase in net sales and maturities of marketable securities in excess of purchases of $67.8 million and a decrease in purchases of property and equipment of $1.8 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 decreased by $1.0 million, compared with the six months ended June 30, 2022, due to decreased proceeds from the exercise of stock options.
Funding Requirements
Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates.
Specifically, we anticipate that our expenses will increase substantially if, and as we:
•continue clinical trials of our product candidate vepdegestrant (ARV-471) to treat patients with locally advanced or metastatic ER+/HER2- breast cancer, including progressing the study-lead in trial of VERITAC-3, a Phase 3 clinical trial of vepdegestrant in combination with palbociclib, VERITAC-2, a Phase 3 monotherapy clinical trial, and a Phase 1b combination trial of vepdegestrant in combination with palbociclib, as well as initiating a Phase 1b/2 study with vepdegestrant with Pfizer's CDK4 inhibitor and an additional arm of the Phase 1b/2 combination umbrella clinical trial of vepdegestrant with Carrick Therapeutics, Inc.'s CDK7 inhibitor;
•continue clinical trials of our product candidate bavdegalutamide (ARV-110) for the treatment of men with mCRPC, including progressing a Phase 1/2 clinical trial of bavdegalutamide and a Phase 1b clinical trial of bavdegalutamide in combination with abiraterone, and initiating a global Phase 3 clinical trial of bavdegalutamide for patients with AR T878/H875 tumor mutations;
•continue clinical trials of our product candidate ARV-766 for the treatment of men with mCRPC, including progressing the Phase 1/2 dose escalation and expansion trial of ARV-766 and initiating a Phase 1b/2 dose escalation trial of ARV-766 in combination with abiraterone in patients who have not previously received novel hormonal agents;
•submit IND and CTA applications for our BCL6 and our LRRK2 PROTAC protein degraders, respectively, with regulators;
•progress additional PROTAC protein degrader programs into IND- or CTA-enabling studies;
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
We had cash, cash equivalents, restricted cash and marketable securities totaling approximately $1.0 billion as of June 30, 2023. We believe that our cash, cash equivalents, restricted cash and marketable securities as of June 30, 2023 will enable us to fund our planned operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
Borrowings
In June 2018, we entered into an additional assistance agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 assistance agreement requires that we be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of June 30, 2023, $1.0 million remains outstanding under the 2018 Assistance Agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, restricted cash and marketable securities. Interest income earned on these assets totaled $16.6 million and $2.9 million for the six months ended June 30, 2023 and 2022, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of June 30, 2023, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Our outstanding debt totaled $1.0 million as of June 30, 2023 and December 31, 2022 and carries a fixed interest rate of 3.25% per annum.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
We did not issue any securities that were not registered under the Securities Act during the three and six months ended June 30, 2023.
Item 5. Other Information
Director and Officer Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on October 1, 2018).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on June 21, 2023).

10.1*	Sixth Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated June 13, 2023

10.2*	First Amendment to Collaboration and License Agreement between Arvinas Operations, Inc. and Bayer AG, dated June 30, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.00	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
__________________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arvinas, Inc.

Date: August 8, 2023	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Sean Cassidy
Sean Cassidy
Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2023	By:	/s/ David K. Loomis
David K. Loomis
Vice President and Chief Accounting Officer (Principal Accounting Officer)