Form 10-Q
period 2023-09-30
ARVINAS, INC.
filed 2023-11-07
CIK 1655759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, the registrant had 55,025,504 shares of common stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the initiation, timing, progress and results of our current and future clinical trials of vepdegestrant (ARV-471), ARV-766 and bavdegalutamide (ARV-110), including statements regarding the period during which the results of the clinical trials will become available;
•the timing of, and our ability to obtain, marketing approval of vepdegestrant (ARV-471), ARV-766 and bavdegalutamide (ARV-110), and the ability of vepdegestrant (ARV-471), ARV-766, bavdegalutamide (ARV-110) and our other product candidates to meet existing or future regulatory standards;
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(dollars and shares in millions, except per share amounts)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$113.7	$81.3
Restricted cash	5.5	5.5
Marketable securities	884.8	1,124.0
Accounts receivable	15.7	1.0
Other receivables	4.9	7.0
Prepaid expenses and other current assets	8.4	21.4
Total current assets	1,033.0	1,240.2
Property, equipment and leasehold improvements, net	12.7	13.4
Operating lease right of use assets	3.0	4.4
Collaboration contract asset and other assets	9.6	10.8
Total assets	$1,058.3	$1,268.8
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$91.0	$74.7
Deferred revenue	224.2	218.6
Current portion of long term debt	0.2	—
Current portion of operating lease liability	1.9	1.8
Total current liabilities	317.3	295.1
Deferred revenue	281.9	405.1
Long term debt	0.8	1.0
Operating lease liability	1.1	2.7
Total liabilities	601.1	703.9
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 55.0 and 53.2 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	0.1	0.1
Accumulated deficit	(1,177.9)	(965.4)
Additional paid-in capital	1,644.2	1,549.4
Accumulated other comprehensive loss	(9.2)	(19.2)
Total stockholders’ equity	457.2	564.9
Total liabilities and stockholders’ equity	$1,058.3	$1,268.8
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars and shares in millions, except per share amounts)	2023	2022	2023	2022
Revenue	$34.6	$33.2	$121.6	$93.6
Operating expenses:
Research and development	85.9	77.5	284.5	216.7
General and administrative	22.6	20.0	73.3	64.5
Total operating expenses	108.5	97.5	357.8	281.2
Loss from operations	(73.9)	(64.3)	(236.2)	(187.6)
Other income (expenses)
Other expense, net	—	(0.2)	(1.1)	(0.4)
Interest income, net	10.0	3.4	26.6	6.3
Total other income	10.0	3.2	25.5	5.9
Net loss before income taxes and loss from equity method investment	(63.9)	(61.1)	(210.7)	(181.7)
Income tax (expense) benefit	—	(2.2)	0.7	(10.1)
Loss from equity method investment	(0.1)	(2.9)	(2.5)	(7.8)
Net loss	$(64.0)	$(66.2)	$(212.5)	$(199.6)
Net loss per common share, basic and diluted	$(1.18)	$(1.24)	$(3.97)	$(3.76)
Weighted average common shares outstanding, basic and diluted	54.1	53.2	53.6	53.1

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Net loss	$(64.0)	$(66.2)	$(212.5)	$(199.6)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	3.0	(2.8)	10.0	(20.2)
Comprehensive loss	$(61.0)	$(69.0)	$(202.5)	$(219.8)
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
For the Three Months Ended September 30, 2023 and 2022	Shares	Amount
Balance as of June 30, 2023	53.4	$0.1	$(1,113.9)	$1,589.6	$(12.2)	$463.6
Stock-based compensation	—	—	—	16.7	—	16.7
Net loss	—	—	(64.0)	—	—	(64.0)
Issuance of common stock under equity incentive plans	0.1	—	—	1.9	—	1.9
Common stock issued, net of issuance costs of $1.1 million	1.5	—	—	36.0	—	36.0
Unrealized gain on available-for-sale securities	—	—	—	—	3.0	3.0
Balance as of September 30, 2023	55.0	$0.1	$(1,177.9)	$1,644.2	$(9.2)	$457.2
Balance as of June 30, 2022	53.2	$0.1	$(816.3)	$1,508.8	$(22.0)	$670.6
Stock-based compensation	—	—	—	18.8	—	18.8
Net loss	—	—	(66.2)	—	—	(66.2)
Issuance of common stock under equity incentive plans	—	—	—	1.1	—	1.1
Unrealized loss on available-for-sale securities	—	—	—	—	(2.8)	(2.8)
Balance as of September 30, 2022	53.2	$0.1	$(882.5)	$1,528.7	$(24.8)	$621.5

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
For the Nine Months Ended September 30, 2023 and 2022	Shares	Amount
Balance as of December 31, 2022	53.2	$0.1	$(965.4)	$1,549.4	$(19.2)	$564.9
Stock-based compensation	—	—	—	54.9	—	54.9
Net loss	—	—	(212.5)	—	—	(212.5)
Issuance of common stock under equity incentive plans	0.3	—	—	3.9	—	3.9
Common stock issued, net of issuance costs of $1.1 million	1.5	—	—	36.0	—	36.0
Unrealized gain on available-for-sale securities	—	—	—	—	10.0	10.0
Balance as of September 30, 2023	55.0	$0.1	$(1,177.9)	$1,644.2	$(9.2)	$457.2
Balance as of December 31, 2021	53.0	$—	$(682.9)	$1,469.2	$(4.6)	$781.7
Stock-based compensation	—	—	—	55.4	—	55.4
Net loss	—	—	(199.6)	—	—	(199.6)
Issuance of common stock under equity incentive plans	0.2	0.1	—	4.1	—	4.2
Unrealized loss on available-for-sale securities	—	—	—	—	(20.2)	(20.2)
Balance as of September 30, 2022	53.2	$0.1	$(882.5)	$1,528.7	$(24.8)	$621.5
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
(dollars in millions)	2023	2022
Cash flows from operating activities:
Net loss	$(212.5)	$(199.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3.6	4.6
Net accretion of bond discounts/premiums	(11.6)	6.5
Loss on sale of marketable securities	0.9	0.4
Amortization of right-of-use assets	1.4	1.5
Amortization of collaboration contract asset	2.0	1.3
Stock-based compensation	54.9	55.4
Changes in operating assets and liabilities:
Accounts receivable	(14.7)	14.0
Other receivables	2.2	4.9
Prepaid expenses and other current assets	12.3	(2.0)
Accounts payable and accrued liabilities	16.0	(5.0)
Operating lease liability	(1.5)	(1.5)
Deferred revenue	(117.7)	(82.8)
Net cash used in operating activities	(264.7)	(202.3)
Cash flows from investing activities:
Purchases of marketable securities	(665.7)	(702.2)
Maturities of marketable securities	873.4	872.2
Sales of marketable securities	52.3	59.1
Purchases of property, equipment and leasehold improvements	(2.8)	(5.7)
Net cash provided by investing activities	257.2	223.4
Cash flows from financing activities:
Proceeds from issuance of common stock	37.1	—
Payment of common stock issuance costs	(1.1)	—
Proceeds from exercise of stock options and issuance of ESPP shares	3.9	4.2
Net cash provided by financing activities	39.9	4.2
Net increase in cash, cash equivalents and restricted cash	32.4	25.3
Cash, cash equivalents and restricted cash, beginning of the period	86.8	112.8
Cash, cash equivalents and restricted cash, end of the period	$119.2	$138.1
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$—	$0.3
Cash paid for taxes	$9.1	$8.1
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
As previously disclosed in the Company's 2022 Annual Report on Form 10-K, the Company revised the accounting for its investment in Oerth Bio LLC ("Oerth Bio"). Accordingly, Arvinas recorded an adjustment to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 that were previously included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022. See Note 12, Equity Method Investments, for further details.
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
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows for the foreseeable future. The Company has financed its operations primarily through sales of equity interests, proceeds from collaborations, grant funding and debt financing. The Company had cash, cash equivalents, restricted cash and marketable securities of approximately $1.0 billion as of September 30, 2023.

2. Accounting Pronouncements and Significant Accounting Policies
Accounting Pronouncements
The Company reviews new accounting standards as issued. As of September 30, 2023, the Company has not identified any new standards that it believes will have a material impact on the Company’s financial statements.
Significant Accounting Policies
There were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2023.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022:

(dollars in millions)	September 30, 2023	September 30, 2022
Cash and cash equivalents	$113.7	$132.6
Restricted cash	5.5	5.5
Cash, cash equivalents and restricted cash	$119.2	$138.1
Restricted cash represents a letter of credit collateralized by a certificate of deposit in the same amount as required under the terms of the Company's laboratory and office space lease entered into in May 2021 and amended in August 2022.
3. Research Collaboration and License Agreements
Vepdegestrant (ARV-471) Collaboration Agreement
In July 2021, the Company entered into a Collaboration Agreement with Pfizer Inc. (“Pfizer”) (the “Vepdegestrant (ARV-471) Collaboration Agreement”) pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound ARV-471 (the “Licensed Products”). Under the Vepdegestrant (ARV-471) Collaboration Agreement, the Company received an upfront, non-refundable payment of $650.0 million. In addition, the Company is eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400.0 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones. There were no regulatory or sales-based milestone payments received through September 30, 2023.
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

Bayer Collaboration Agreement
In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (the “Bayer Collaboration Agreement”) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras ("PROTAC® targeted protein degraders") that mediate the degradation of target proteins. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront, non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license. Bayer AG was committed to fund an additional $12.0 million through 2023, all of which was received as of September 30, 2023, including $1.5 million and $3.0 million in the nine months ended September 30, 2023 and 2022, respectively. These payments are being recognized over the total estimated period of performance.
The Company is also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated targets. In addition, the Company is eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions. There were no development or sales-based milestone payments or royalties received through September 30, 2023.
Pfizer Research Collaboration Agreement
In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer (the “Pfizer Research Collaboration Agreement”). Under the terms of the Pfizer Research Collaboration Agreement, the Company received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. These payments are being recognized as revenue over the total estimated period of performance. The Company is eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. The Company is also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales. During the nine months ended September 30, 2023 and 2022, the Company received payments totaling $1.0 million and $3.5 million which were included in accounts receivable as of December 31, 2022 and 2021, respectively, for additional targets and services which are being recognized as revenue over the total period of performance. There were no sales-based milestone payments or royalties received through September 30, 2023.
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
The Company is eligible to receive up to $44.0 million per target in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received through September 30, 2023.

Changes in the Company's contract balances for the nine months ended September 30, 2023 and 2022 were as follows:

(dollars in millions)	September 30, 2023	September 30, 2022
Accounts receivable related to collaborations
Beginning balance	$1.0	$15.0
Additions	21.7	2.4
Payments received	(7.0)	(16.4)
Ending balance	$15.7	$1.0
Accounts payable related to collaborations
Beginning balance	$5.0	$—
Additions	31.0	—
Payments made	(6.7)	—
Ending balance	$29.3	$—
Contract assets: Collaboration contract asset
Beginning balance	$10.7	$12.5
Additions	—	—
Amortization	(2.0)	(1.3)
Ending balance	$8.7	$11.2
Contract liabilities: Deferred revenue
Beginning balance	$623.7	$740.5
Revenue recognized from balances held at the beginning of the period	(119.1)	(85.8)
Additions to collaboration agreements	1.5	3.0
Ending balance	$506.1	$657.7
During the nine months ended September 30, 2023, the Company recorded cumulative catch-up adjustments from contract modifications totaling $(8.2) million, relating to performance obligations which were satisfied in prior periods. During the three months ended September 30, 2023 and the three and nine months ended September 30, 2022, the Company recorded no cumulative catch-up adjustments.
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of September 30, 2023 was $506.1 million, which is expected to be recognized in the following periods:

(dollars in millions)
Remainder of 2023	$64.1
2024	200.9
2025	90.2
2026	55.3
2027	34.7
2028	10.8
Thereafter	50.1
Total	$506.1
4. Marketable Securities and Fair Value Measurements
The Company’s marketable securities consist of corporate bonds and government securities which are adjusted to fair value as of each balance sheet date based on quoted prices, which are considered Level 2 inputs.

The following is a summary of the Company’s available-for-sale marketable securities measured at fair value on a recurring basis.

	September 30, 2023
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$821.6	$—	$(9.1)	$812.5
Government securities	Level 2	72.4	—	(0.1)	72.3
Total		$894.0	$—	$(9.2)	$884.8

	December 31, 2022
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$1,008.0	$—	$(18.5)	$989.5
Government securities	Level 2	135.2	—	(0.7)	134.5
Total		$1,143.2	$—	$(19.2)	$1,124.0
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
5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

(dollars in millions)	September 30, 2023	December 31, 2022
Laboratory equipment	$18.5	$17.1
Leasehold improvements	11.5	10.9
Office equipment	2.6	2.0
Total property, equipment and leasehold improvements	32.6	30.0
Less: accumulated depreciation and amortization	(19.9)	(16.6)
Property, equipment and leasehold improvements, net	$12.7	$13.4
Depreciation and amortization expense totaled $1.2 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively, and $3.6 million and $4.6 million for the nine months ended September 30, 2023 and 2022, respectively.
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
The Company has operating leases for its corporate office, laboratories and certain equipment, which expire no later than January 2026. The leases have a weighted average remaining term of 1.6 years.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Operating lease cost	$0.5	$0.5	$1.5	$1.6
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(dollars in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.5	$1.5
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$—	$2.4
Maturities of operating lease liabilities as of September 30, 2023, were as follows:

(dollars in millions)
Remainder of 2023	$0.4
2024	2.2
2025	0.5
2026	—
Total lease payments	3.1
Less: imputed interest	(0.1)
Total	$3.0

7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

(dollars in millions)	September 30, 2023	December 31, 2022
Accounts payable	$34.3	$5.7
Accrued liabilities
Research and development expenses	36.0	35.9
Employee expenses	16.7	18.7
Professional fees and other	2.9	4.1
Income taxes	1.1	10.3
Total accounts payable and accrued liabilities	$91.0	$74.7
8. Long-Term Debt
Debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	September 30, 2023	December 31, 2022
2018 Assistance Agreement Debt	09/28	3.25%	$1.0	$1.0
Less: current installments			(0.2)	—
Total long-term debt			$0.8	$1.0
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
During the three and nine months ended September 30, 2023 and 2022, interest expense was immaterial.

9. Equity
Equity Distribution Agreements
In August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under the Company's universal shelf registration statement pursuant to one or more “at-the-market" offerings. During the three months ended September 30, 2023, the Company issued 1,449,275 shares of common stock under this agreement, resulting in net proceeds of approximately $36.0 million, net of offering costs of approximately $1.1 million.
Stock-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of September 30, 2023, 2,440,434 shares remained available for purchase. During the nine months ended September 30, 2023 and 2022, the Company issued 78,528 and 24,898 shares of common stock, respectively, of common stock under the 2018 ESPP.
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
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the “2018 Plan”), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of shares of common stock initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181 shares) issued in respect of incentive units granted under the Incentive Plan that were subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of September 30, 2023, 2,111,046 shares remained available for issuance under the 2018 Plan. Shares of common stock subject to outstanding equity awards that expire or are terminated, surrendered, or canceled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.

Compensation Expense
During the three months ended September 30, 2023 and 2022, the Company recognized compensation expense of $16.7 million and $18.8 million, respectively, related to the issuance of incentive awards, including $0.2 million and $0.2 million, respectively, related to the 2018 ESPP. During the nine months ended September 30, 2023 and 2022, the Company recognized compensation expense of $54.9 million and $55.4 million, respectively, relating to the issuance of incentive awards, including $0.7 million and $0.5 million, respectively, related to the 2018 ESPP.
As of September 30, 2023, there was $67.3 million of total unrecognized compensation expense that is expected to be amortized over a weighted average period of approximately 1.7 years.
Stock Options
The fair value of the stock options granted during the nine months ended September 30, 2023 and 2022 was determined using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2023	September 30, 2022
Expected volatility	71.5 - 74.2%	73.2 - 76.0%
Expected term (years)	5.5 - 7.0	5.5 - 7.0
Risk free interest rate	3.4% - 4.3%	1.5% - 3.3%
Expected dividend yield	0%	0%
Exercise price	$23.23 - $36.27	$36.79 - $78.91
Given the Company’s common stock has not been trading for a sufficient period of time, the Company calculates volatility of its common stock by utilizing a weighted average of a collection of peer company volatilities and its own common stock volatility. The expected term is calculated utilizing the simplified method.
A summary of the stock option activity under the 2018 Plan during the nine months ended September 30, 2023 is presented below. These amounts include stock options granted to employees and directors.

(dollars in millions, except weighted average exercise price)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	6,814,634	$49.06	7.7	$34.5
Granted	1,743,351	$33.25
Exercised	(109,200)	$19.01
Forfeited	(445,796)	$55.79
Expired	(4,433)	$71.30
Outstanding as of September 30, 2023	7,998,556	$45.67	7.4	$4.1
Vested and exercisable as of September 30, 2023	4,593,066	$42.85	6.5	$4.1
Vested and expected to vest as of September 30, 2023	7,701,049	$45.65	7.4	$4.1

The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2023 and 2022 was $22.51 and $39.69, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $0.9 million and $7.6 million, respectively.
Restricted Stock Units (RSUs)
A summary of RSU activity under the 2018 Plan during the nine months ended September 30, 2023 is presented below. These amounts include RSUs granted to employees.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested RSUs as of December 31, 2022	489,216	$51.37
Granted	828,400	$33.19
Vested	(137,022)	$45.16
Forfeited	(54,696)	$41.20
Unvested RSUs as of September 30, 2023	1,125,898	$39.24
The total fair value of RSUs vested during the nine months ended September 30, 2023 and 2022 was $6.2 million and $0.9 million, respectively.
10. Income Taxes
For the three months ended September 30, 2023, the Company did not recognize an income tax expense or benefit resulting in an effective tax rate of 0.0%, as compared to income tax expense of $2.2 million resulting in an effective tax rate of (3.5)% in the same period for 2022. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended September 30, 2023 and the Company’s overall effective tax rate of 0.0% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended September 30, 2022 and the Company’s overall effective tax rate of (3.5)% was the effect of equity compensation, deferred state income taxes and the valuation allowance recorded against the full amount of its net deferred tax assets.
For the nine months ended September 30, 2023, the Company recognized income tax benefit of $0.7 million resulting in an effective tax rate of 0.3%, as compared to income tax expense of $10.1 million resulting in an effective tax rate of (5.5)% in the same period for 2022. The primary reconciling items between the federal statutory rate of 21.0% for the nine months ended September 30, 2023 and the Company’s overall effective tax rate of 0.3% was the effect of expected benefits from state net operating loss carryback claims offset by equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the nine months ended September 30, 2022 and the Company’s overall effective tax rate of (5.5)% was the effect of equity compensation, generation of tax credits, deferred state income taxes and the valuation allowance recorded against the full amount of its net deferred tax assets.
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

11. Net Loss Per Share
Basic and diluted loss per common share was calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars and shares in millions, except per share amounts)	2023	2022	2023	2022
Net loss	$(64.0)	$(66.2)	$(212.5)	$(199.6)
Weighted average number of common shares outstanding - basic and diluted	54.1	53.2	53.6	53.1
Net loss per common share - basic and diluted	$(1.18)	$(1.24)	$(3.97)	$(3.76)
The Company reported net losses for each of the three and nine months ended September 30, 2023 and 2022, and therefore excluded all stock options and restricted stock units from the calculation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

	For the Three and Nine Months Ended September 30,
(shares in millions)	2023	2022
Stock options	8.0	6.7
Restricted stock units	1.1	0.4
	9.1	7.1
12. Equity Method Investments
In July 2019, the Company and Bayer CropScience LP (“Bayer LP”) formed Oerth Bio, a joint venture to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. The Company and Bayer LP each held an initial ownership interest in Oerth Bio of 50%. A 15% ownership interest of Oerth Bio was reserved for the future grants of incentive units to employees and service providers and, as a result, the Company's ownership interest totaled 45.2% and 47.2% as of September 30, 2023 and 2022, respectively, as a result of vested incentive units.
In connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2022, the Company identified a prior period error related to the accounting of its investment in Oerth Bio in 2019. Previously, the Company disclosed that revenue of $24.7 million was deferred and would be recognized if and when Oerth Bio recognized revenue associated with the license. The Company has determined that the consideration received for the amounts associated with the deferred revenue should have been constrained, because at the time Bayer LP had contributed only a portion of its full cash commitment to Oerth Bio, and Bayer LP had the right to all the cash contributed, but not yet spent, upon liquidation of Oerth Bio. The constrained revenue should have been recognized upon both cash being contributed by Bayer LP and the related cash spent by Oerth Bio on research and development activities. As such, for each period presented, the revenue recognized is accompanied by corresponding equity method losses of the same amount. As of September 30, 2023, the Company recognized the remaining constrained revenue and therefore will discontinue applying the equity method and not recognize addition equity losses until Oerth Bio returns to profitability.
The Company evaluated the error and determined that the related impact did not materially misstate the previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022. Although the Company concluded that the error was not material to its previously issued unaudited condensed consolidated financial statements, the Company has determined it is appropriate to adjust its previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 to correct the error and improve comparability.

The following illustrates the effect of the correction of the immaterial error for the period presented. There was no impact to the balance sheets, net loss per common share, statements of cash flows or changes in stockholders’ equity.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(dollars in millions, except per share amounts)	as previously reported	adjustments	as adjusted	as previously reported	adjustments	as adjusted
Revenue	$30.3	$2.9	$33.2	$85.8	$7.8	$93.6
Loss from operations	$(67.2)	$2.9	$(64.3)	$(195.4)	$7.8	$(187.6)
Loss from equity method investment	$—	$(2.9)	$(2.9)	$—	$(7.8)	$(7.8)
Net loss	$(66.2)	$—	$(66.2)	$(199.6)	$—	$(199.6)
Net loss per common share - basic and diluted	$(1.24)	$—	$(1.24)	$(3.76)	$—	$(3.76)
Comprehensive loss	$(69.0)	$—	$(69.0)	$(219.8)	$—	$(219.8)
Net loss of Oerth Bio for the three months ended September 30, 2023 and 2022 totaled $3.2 million and $6.2 million, respectively. The Company recognized equity method losses of $0.1 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively. Net loss of Oerth Bio for the nine months ended September 30, 2023 and 2022 totaled $8.5 million and $16.3 million, respectively. The Company recognized equity method losses of $2.5 million and $7.8 million for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023 and 2022, the Company’s carrying value of the investment was zero.
The Company also provides Oerth Bio with compensated research, development and administrative services through a separate agreement. The services rendered by the Company during the three and nine months ended September 30, 2023 and 2022 were immaterial.
13. Commitments and Contingencies
From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount, which could differ materially. Legal fees and other costs associated with such actions are expensed as incurred. The Company's accrual for such matters totaled $10.0 million as of September 30, 2023, primarily related to a contract dispute that is in early stages. Due to the early stage of the dispute, the means of resolution are unknown and could involve contract modification and, or payment of consideration. An estimate of the possible range of loss associated with the dispute cannot be made at this time and the Company has accrued its best estimate as of September 30, 2023.
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
Overview
Our Business
We are a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies that degrade disease-causing proteins. We use our PROTAC Discovery Engine, our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. We have a robust preclinical pipeline of PROTAC protein degraders targeting a broad range of intracellular disease targets, including those representing proteins that currently cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in areas of unmet need, including oncology (including immuno-oncology), neuroscience and other therapeutic areas. We have three investigational clinical stage programs: Vepdegestrant (ARV-471), a novel PROTAC estrogen receptor, or ER, protein degrader for the treatment of patients with locally advanced or metastatic ER positive / human epidermal growth factor receptor 2, or HER2, negative, or ER+/HER2-, breast cancer and ARV-766 and bavdegalutamide (ARV-110), each an oral PROTAC protein degrader that targets the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC.
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
In the first quarter of 2023, we and Pfizer gained alignment with the U.S. Food and Drug Administration, or the FDA, on an approach for the planned first-line, metastatic ER+/HER2- breast cancer Phase 3 trial (VERITAC-3) of vepdegestrant in combination with IBRANCE® (palbociclib) and in the second quarter of 2023, we, along with Pfizer, initiated the study-lead in of the VERITAC-3 Phase 3 clinical trial in combination with palbociclib as a first-line treatment in patients with ER+/HER2- locally advanced or metastatic breast cancer. Moving forward, we expect to continue enrollment in the study-lead in of the VERITAC-3 Phase 3 clinical trial to evaluate the dose of palbociclib (100 mg or 75 mg) in combination with 200 mg vepdegestrant once daily. The objective of this trial is to select a dose of palbociclib (100 mg or 75 mg) that, when dosed with vepdegestrant 200 mg, results in a similar exposure and safety profile as palbociclib 125 mg in combination with aromatase inhibitors. This approach follows the recent analysis of data from the ongoing Phase 1b/2 combination trial of vepdegestrant with palbociclib, in which an increase in palbociclib exposure was observed relative to historical palbociclib pharmacokinetic data.
We evaluated and announced preliminary data from Part C of the ongoing Phase 1b/2 ARV-471-mBC-101 trial in the second quarter of 2023. Preliminary results from the Part C dose escalation trial (November 2022 data cutoff from the Phase 1b combination of vepdegestrant with palbociclib at 125 mg) demonstrate an observed clinical benefit rate (CBR; rate of confirmed complete response, confirmed partial response, or stable disease ≥24 weeks) of 60.7% (95% CI, 40.6 – 78.5) across all dose cohorts (17 of 28 CBR-evaluable patients; patients are CBR-evaluable if they received their first dose >24 weeks prior to the cut-off). We plan, with Pfizer, to present updated data for vepdegestrant at the San Antonio Breast Cancer Symposium, including new data from the Phase 1b trial assessing vepdegestrant in combination with palbociclib in December 2023.
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
We entered into a collaboration agreement with Pfizer and Carrick Therapeutics, Inc., or Carrick, to evaluate samuraciclib in combination with vepdegestrant as part of the TACTIVE-U study in the second quarter of 2023. In the third quarter of 2023, we received a Study May Proceed letter from the U.S. Food and Drug Administration, or FDA, for the planned Phase 1b/2 clinical trial evaluating vepdegestrant in combination with Pfizer's CDK4 inhibitor, and we expect to initiate this trial in the fourth quarter of 2023. We also expect to initiate an additional arm of the Phase 1b combination umbrella trial with Carrick's CDK7 inhibitor in the future.
In the third quarter of 2023, we continued enrollment in several clinical trials for the treatment of patients with ER+/HER2- metastatic breast cancer, including the following:
•the study lead-in of the VERITAC-3 Phase 3 clinical trial of vepdegestrant with palbociclib as a first-line treatment in patients with ER+/HER2- locally advanced or metastatic breast cancer;
•VERITAC-2, a Phase 3-second-line clinical trial of vepdegestrant as a monotherapy;
• TACTIVE-U, a Phase 1b/2 clinical trial of vepdegestrant in combination with multiple targeted therapies including abemaciclib and ribociclib;
•TACTIVE-E, a clinical trial of vepdegestrant in combination with everolimus; and
•TACTIVE-N, a clinical trial of vepdegestrant as a monotherapy in the neoadjuvant setting,
Also in the third quarter of 2023, we were awarded Innovation Passport Designation for vepdegestrant by the U.K. Innovative Licensing and Access Pathway Steering Group.
In October 2023, at the European Society for Medical Oncology (ESMO), we presented updated dose escalation data from the Phase 1/2 clinical trial with vepdegestrant showing continued strong anti-tumor activity and highly differentiated tolerability.
We expect to continue enrollment for the study lead-in for the VERITAC-3 Phase 3 trial and the Phase 1b combination umbrella trial evaluating combination of vepdegestrant with abemaciclib and with ribociclib. We expect to complete enrollment in the TACTIVE-N Phase 2 trial of vepdegestrant as a monotherapy in the neoadjuvant setting in patients with ER+/HER2- localized breast cancer in 2024. We also expect to complete enrollment of the VERITAC-2 Phase 3 trial of vepdegestrant as a monotherapy in patients with metastatic breast cancer in the second half of 2024.
ARV-766
ARV-766 is an investigational orally bioavailable PROTAC protein degrader designed to target AR with a different profile than bavdegalutamide, as a potential treatment for men with mCRPC. In preclinical studies, ARV-766 degraded all tested resistance-driving point mutations of AR, including L702H, a mutation associated with treatment with abiraterone and other AR-pathway therapies.
In the second quarter of 2023, we presented ARV-766 preclinical data and compound structure at the AACR annual meeting and in June 2023, we shared data from the Phase 1/2 dose escalation and expansion trial of ARV-766 for the treatment of men with mCRPC. The Phase 1 dose escalation portion of the ARV-766 trial was designed to assess its safety, tolerability, and pharmacokinetics in men with mCRPC who have progressed on standard of care therapies, as well as to identify recommended Phase 2 doses for further dose optimization. The Phase 2 expansion cohort was designed to evaluate the antitumor activity of ARV-766 at the two recommended doses (100 mg and 300 mg) and determine the appropriate dose for future development.

Data from the Phase 1/2 dose escalation and expansion trial (data cut off April 2023) showed that ARV-766 was well-tolerated and demonstrated promising activity in a heavily pre-treated, post-receipt of novel hormonal agents, or NHAs, all-comers patient population. In both the Phase 1 dose escalation and Phase 2 dose expansion, 100% of patients were previously treated with at least one or more NHAs. Patients had a median of four prior lines of therapy in the Phase 1 trial and five prior lines of therapy in the Phase 2 trial. Multiple prior therapies have been associated with a decreased responsiveness to AR-directed therapies and an increase in tumor heterogeneity. AR ligand binding domain, or LBD, mutations were present in 28% (13 of 47) of patients’ tumors in the Phase 1/2 trial as determined by plasma DNA analysis. Overall, 42% of patients with AR LBD mutations achieved reductions in PSA levels of greater than or equal to 50%, or PSA50. In all patients with L702H mutations, three of five patients with achieved PSA50, and three of three patients with co-occurring T878/H875/L702 mutations achieved PSA50. Response Evaluation Criteria in Solid Tumors, or RECIST, partial responses were observed. Of four patients with AR LBD mutations where RECIST was evaluable, one achieved a confirmed partial response, and one achieved an unconfirmed partial response.

ARV-766 was well tolerated and the majority of treatment related adverse events, or TRAEs, have been Grade 1 or 2, with no Grade ≥4 TRAEs and no dose limiting toxicities. Forty-seven patients across the Phase 1 and 2 trials were evaluable for safety and, of these patients, one patient discontinued treatment due to a TRAE in Phase 2 and two of 47 patients, both in Phase 1, were dose reduced due to TRAE.
As announced at ESMO in October 2023, interim data from an updated analysis of the ongoing Phase 1/2 trial of ARV-766 (data cut-off August 23, 2023), demonstrated broad signals of efficacy and favorable tolerability in mCRPC patients with tumors harboring any AR LBD mutations, including AR L702H. The data showed a PSA50 of 41% amongst 17 patients with tumors harboring any AR LBD mutation and a PSA 50 of 50% in patients with any tumor harboring an AR L702H mutation. ARV-766 was well-tolerated in data across 84 patients who were treated as of the last data cut-off, with no grade > 4 TRAEs. The most common TRAEs were grade 1 or 2 and included fatigue (29%), nausea (14%), vomiting (11%), and diarrhea (11%). The discontinuation rate due to TRAEs was 4%.
We plan to prioritize the initiation of a Phase 3 clinical trial with ARV-766 in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide and expect to initiate discussions with regulatory authorities to align on the Phase 3 program by the second quarter of 2024 for this planned Phase 3 clinical trial. We expect to continue enrollment of Phase 2 dose expansion study with ARV-766, with progression free survival data anticipated in 2024. We also anticipate initiating a Phase 1b/2 trial for ARV-766 in combination with abiraterone in patients with AR-dependent tumors who have not previously received NHAs in the fourth quarter of 2023.
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
In the third quarter of 2023 we completed enrollment in the Phase 1b combination trial of bavdegalutamide and abiraterone.
In October 2023, we presented interim data at ESMO from the Phase 1/2 trial with bavdegalutamide (data cut-off date August 11, 2023). In a post-NHA (median prior therapies = 4) mCRPC population, bavdegalutamide at the recommend Phase 2 dose (420 mg, oral, once daily) demonstrated:
•Median radiographic progression free survival, or rPFS of 11.1 months in patients harboring AR 878/875 mutations (n=26) and median rPFS of 8.2 months in patients with tumors harboring any AR LBD mutation except L702H alone (n=45)
•PSA50 rates of 54% in patients with tumors harboring AR 878/875 mutations and 36% in patients with tumors harboring any AR LBD mutation except L702H alone
•The presence of AR L702H mutations greatly diminished the efficacy of bavdegalutamide
◦In patients with any tumor harboring an AR L702H mutation the PSA50 was 8%
•Bavdegalutamide had a manageable tolerability profile with no grade > 4 treatment-related adverse events (TRAEs). The most common TRAEs were nausea (56%), fatigue (35%), vomiting (33%), decreased appetite (25%) and diarrhea (24%). The discontinuation rate due to TRAEs was 12%.
We expect to continue ongoing trial activities with bavdegalutamide (ARV-110-101 and ARV-110-103) as planned.
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
By year-end 2023, we expect to submit an investigational new drug, or IND, application or clinical trial application, or CTA, for our PROTAC degrader designed to target each of the BCL6 protein, a protein mutated in patients with different forms of Non-Hodgkins Lymphoma, including Diffuse Large B-Cell Lymphoma, and the LRRK2 protein, a protein kinase that has been genetically linked to some forms of Parkinson's Disease and Progressive supranuclear palsy (PSP). We also expect to progress at least two additional PROTAC protein degrader programs into IND-enabling or CTA-enabling studies by year-end 2023.
Our Operations
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Since inception through September 30, 2023, we raised approximately $1.3 billion in gross proceeds from the sale of equity instruments and the exercise of stock options and had received an aggregate of $783.0 million in payments primarily from collaboration partners.
We are a clinical-stage company. Vepdegestrant (ARV-471), ARV-766 and bavdegalutamide (ARV-110) are each in Phase 1/2 clinical trials and vepdegestrant is also in two Phase 3 clinical trials. In October 2023 we announced that we plan to prioritize the initiation of a Phase 3 clinical trial in mCRPC with ARV-766 following discussions with regulatory authorities, which discussions we expect will occur by the second quarter of 2024. Our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses and expect to incur increasing operating losses for at least the next several years due to costs associated with our ongoing and anticipated clinical activities for vepdegestrant, ARV-766 and bavdegalutamide, development activities associated with our other product candidates, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with contract manufacturing organizations to supply us with product for our preclinical studies and clinical trials and contract research organizations for the synthesis of compounds in our preclinical development activities, as well as other associated costs including the management of our intellectual property portfolio.
We do not expect to generate any revenue from sales of product in the near future, if ever. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research or product development programs or any future commercialization efforts, or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. Our revenues to date have been generated through research collaboration and license agreements. Revenue is recognized ratably over our expected performance period under each agreement. We expect that any revenue recognized in the near term will be derived from our current collaboration agreements and any additional collaborations that we may enter into in the future. To date, we have not received any sales-based milestone payments or royalties under any of the collaboration agreements.
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
In the year ended December 31, 2018, we received an upfront non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of our technology license and to fund Pfizer-related research, as defined within the Pfizer Research Collaboration Agreement. We are eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as mid- to high-single digit tiered royalties, which may be subject to reductions, on net sales of PROTAC targeted protein degrader-related products. In the nine months ended September 30, 2023 and 2022, we received payments totaling $1.0 million and $3.5 million which were included in accounts receivable as of December 31, 2022 and 2021, respectively, for additional targets and services.
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
We typically use our employee and infrastructure resources across our development programs, and as such, do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for our AR program, which includes ARV-766 and bavdegalutamide, ER program, which includes vepdegestrant (ARV-471), and all other platform and exploratory research and development costs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
AR program development costs	$18.6	$13.4	$56.9	$40.7
ER program development costs	22.3	16.1	82.1	51.1
Other research and development costs	45.0	48.0	145.5	124.9
Total research and development costs	$85.9	$77.5	$284.5	$216.7
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we continue to conduct our ongoing clinical trials for vepdegestrant, ARV-766 and bavdegalutamide, including our Phase 3 clinical trials for vepdegestrant and planned clinical trials of ARV-766, and continue to discover and develop additional product candidates. Research and development expenses related to vepdegestrant are shared equally with Pfizer since July 22, 2021, the effective date of the Vepdegestrant (ARV-471) Collaboration Agreement. The ER program development costs in the table above reflect the cost sharing with Pfizer.
We cannot determine with certainty the duration and costs of future clinical trials of vepdegestrant, ARV-766 and bavdegalutamide or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
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
We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support increased research and development activities relating to our product candidates and develop our commercial operations. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with the Nasdaq Stock Market and Securities and Exchange Commission requirements; director and officer insurance costs; and investor and public relations costs.
Income Taxes
Since our inception in 2013 through December 31, 2022, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our federal or state earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. During the year ended December 31, 2022, we fully utilized our previously held federal net operating loss and federal credit carryforwards due to taxable income resulting from revenue recognition for tax purposes from our Vepdegestrant (ARV-471) Collaboration Agreement and the mandatory capitalization of qualified research and development expenses incurred on or after January 1, 2022 under the Tax Cuts and Jobs Act. For the nine months ended September 30, 2023 we recorded a tax benefit related to expected benefits from state net operating loss carryback claims. We expect to generate federal and state net operating losses and credit carryforwards in 2023 and future periods. The revenue recognition and capitalization of research expenses are timing differences for tax purposes and deferred tax assets were established. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.
As of September 30, 2023, Arvinas, Inc. had four wholly-owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,		For the
(dollars in millions)	2023	2022	$ change	2023	2022	$ change
Revenue	$34.6	$33.2	$1.4	$121.6	$93.6	$28.0
Research and development expenses	(85.9)	(77.5)	(8.4)	(284.5)	(216.7)	(67.8)
General and administrative expenses	(22.6)	(20.0)	(2.6)	(73.3)	(64.5)	(8.8)
Other income	10.0	3.2	6.8	25.5	5.9	19.6
Income tax (expense) benefit	—	(2.2)	2.2	0.7	(10.1)	10.8
Loss from equity method investments	(0.1)	(2.9)	2.8	(2.5)	(7.8)	5.3
Net loss	$(64.0)	$(66.2)	$2.2	$(212.5)	$(199.6)	$(12.9)
Revenues
Revenues for the three months ended September 30, 2023 totaled $34.6 million, compared to $33.2 million for the three months ended September 30, 2022. The increase of $1.4 million was primarily due to an increase in revenue from the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer totaling $6.4 million, partially offset by a decrease of $2.8 million of previously constrained deferred revenue related to our Oerth Bio joint venture and a decrease of $1.8 million of revenue under the Genentech Amended and Restated Option, License, and Collaboration Agreement as the performance period has concluded.
Revenues for the nine months ended September 30, 2023 totaled $121.6 million, compared to $93.6 million for the nine months ended September 30, 2022. The increase of $28.0 million was primarily due to an increase in revenue from the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer totaling $46.5 million, partially offset by a decrease of $5.3 million of previously constrained deferred revenue related to our Oerth Bio joint venture, a decrease of $3.4 million of revenue under the Genentech Amended and Restated Option, License, and Collaboration Agreement as the performance period has concluded and a net decrease in revenue totaling $8.2 million due to extensions of the period of revenue recognition under both the Pfizer Research Collaboration Agreement and Bayer Collaboration Agreement.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2023 totaled $85.9 million, compared to $77.5 million for the three months ended September 30, 2022. The increase of $8.4 million was primarily due to increases in our AR and ER programs of $5.2 million and $6.2 million, respectively, offset by a decrease in our platform and exploratory programs of $3.0 million. The increase over all of our programs was driven by clinical trial costs and related drug manufacturing costs of $5.6 million within our AR and ER programs. Additionally, personnel and infrastructure related costs increased by $2.4 million.
Research and development expenses for the nine months ended September 30, 2023 totaled $284.5 million, compared to $216.7 million for the nine months ended September 30, 2022. The increase of $67.8 million was primarily due to increases in our AR and ER programs of $16.2 million and $31.0 million, respectively, as well as an increased investment in our platform and exploratory programs of $20.6 million. The increase over all of our programs was primarily driven by clinical trial costs and related drug manufacturing costs of $33.1 million as we expanded our AR and ER programs into additional clinical trials. Expenses related to our platform and exploratory targets also increased by $16.1 million as we continued to expand the number of protein targets in the exploratory and lead optimization phases and continued to make investments into our platform discovery efforts. Additionally, personnel and infrastructure related costs increased by $18.5 million.
General and Administrative Expenses
General and administrative expenses totaled $22.6 million for the three months ended September 30, 2023, compared to $20.0 million for the three months ended September 30, 2022. The increase of $2.6 million was primarily due to increased personnel and infrastructure related costs of $1.1 million, increased spending in developing our commercial operations of $1.0 million and an increase in professional fees of $0.5 million.
General and administrative expenses totaled $73.3 million for the nine months ended September 30, 2023, compared to $64.5 million for the nine months ended September 30, 2022. The increase of $8.8 million was primarily due to an increase in professional fees of $4.5 million, increased spending in personnel and infrastructure related costs of $3.0 million and in developing our commercial operations of $1.8 million, offset in part by reduced insurance costs of $0.9 million.
Other Income
Other income totaled $10.0 million for the three months ended September 30, 2023, compared to $3.2 million for the three months ended September 30, 2022. The increase of $6.8 million was primarily due to higher interest income from higher interest rates.
Other income totaled $25.5 million for the nine months ended September 30, 2023, compared to $5.9 million for the nine months ended September 30, 2022. The increase of $19.6 million was primarily due to higher interest income of $20.3 million from higher interest rates, offset in part by higher realized losses on our marketable securities of $0.5 million and foreign exchange losses of $0.2 million.
Income Tax Expense
Income tax expense totaled zero for the three months ended September 30, 2023, compared to an income tax expense of $2.2 million for the three months ended September 30, 2022. Current year tax expense was driven by valuation allowance recorded against the full amount of its net deferred tax assets. Prior year tax expense was driven by revenue recognition for tax purposes from our Vepdegestrant (ARV-471) Collaboration Agreement and the capitalization of research and development expenses incurred on or after January 1, 2022.
Income tax benefit totaled $0.7 million for the nine months ended September 30, 2023, compared to an income tax expense of $10.1 million for the nine months ended September 30, 2022. Current year tax benefit was driven by expected benefits from state net operating loss carryback claims. Prior year tax expense was driven by revenue recognition for tax purposes from our Vepdegestrant (ARV-471) Collaboration Agreement and the capitalization of research and development expenses incurred on or after January 1, 2022. Under the Tax Cuts and Jobs Act of 2017, qualified research expenses incurred after 2021 are no longer immediately deductible for tax purposes and instead must be amortized over 5 years for tax purposes. As a result of these items, we fully utilized our federal net operating loss and credit carryforwards in 2022, which resulted in income tax expense for the prior period.
Loss from Equity Method Investment
Loss from equity method investment totaled $0.1 million for the three months ended September 30, 2023, compared to $2.9 million for the three months ended September 30, 2022. The decrease of $2.8 million was due to fully recognizing the remaining constrained revenue and the equity method losses during the three months ended September 30, 2023. See Note 12, Equity Method Investments, to the unaudited condensed consolidated financial statements for further details.

Loss from equity method investment totaled $2.5 million for the nine months ended September 30, 2023, compared to $7.8 million for the nine months ended September 30, 2022. The decrease of $5.3 million was due to lower net losses incurred by Oerth Bio for the nine months ended September 30, 2023 and fully recognizing the remaining constrained revenue and the related equity method losses during the three months ended September 30, 2023. See Note 12, Equity Method Investments, to the unaudited condensed consolidated financial statements for further details.
Liquidity and Capital Resources
Overview
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Since inception through September 30, 2023, we had received an aggregate of $783.0 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut, and raised approximately $1.3 billion in gross proceeds from the sale of equity interests and the exercise of stock options, including:
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
•September 2021: issuance of 3,457,815 shares of common stock to Pfizer for aggregate gross proceeds of $350.0 million; and
•July - September 2023: sale of 1,449,275 shares of common stock in an “at-the-market offering” for aggregate gross proceeds of $37.1 million before fees and expenses.
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
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., as agents, pursuant to which we may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market" offering. During the three months ended September 30, 2023, we issued 1,449,275 shares of common stock under this agreement, resulting in net proceeds of approximately $36.0 million, net of offering costs of approximately $1.1 million.
Cash Flows
Our cash, cash equivalents, restricted cash and marketable securities totaled $1.0 billion as of September 30, 2023 and $1.2 billion as of December 31, 2022. We had an outstanding loan balance of $1.0 million as of September 30, 2023 and December 31, 2022.

The following table summarizes our sources and uses of cash for the period presented:

	For the Nine Months Ended September 30,
(dollars in millions)	2023	2022	$ change
Net cash used in operating activities	$(264.7)	$(202.3)	$(62.4)
Net cash provided by investing activities	257.2	223.4	33.8
Net cash provided by financing activities	39.9	4.2	35.7
Net increase in cash, cash equivalents and restricted cash	$32.4	$25.3	$7.1
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023 increased by $62.4 million, compared with the nine months ended September 30, 2022, primarily due to an increase in our net loss of $12.9 million, increased reduction in deferred revenue of $34.9 million and a decrease in cash flows from accounts receivable of $28.7 million, partially offset by changes in account payable and accrued expenses of $21.0 million and prepaid expenses and other current assets of $14.3 million. Non-cash charges decreased by $18.5 million, primarily due to net accretion of bond discounts/premiums of $18.1 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2023 increased by $33.8 million, compared with the nine months ended September 30, 2022, due to an increase in purchases and maturities of marketable securities in excess of net sales of $30.9 million and a decrease in purchases of property and equipment of $2.9 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 increased by $35.7 million, compared with the nine months ended September 30, 2022, primarily due to net proceeds received from our "at-the-market" offering of $36.0 million.
Funding Requirements
Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates.
Specifically, we anticipate that our expenses will increase substantially if, and as we:
•continue clinical trials of our product candidate vepdegestrant (ARV-471) to treat patients with locally advanced or metastatic ER+/HER2- breast cancer, including progressing the study-lead in trial of VERITAC-3, a Phase 3 clinical trial of vepdegestrant in combination with palbociclib, VERITAC-2, a Phase 3 monotherapy clinical trial, a Phase 1b combination trial of vepdegestrant in combination with palbociclib, as well as a Phase 1b/2 trial with vepdegestrant with Pfizer's CDK4 inhibitor and initiate an additional arm of the Phase 1b/2 combination umbrella clinical trial of vepdegestrant with Carrick Therapeutics, Inc.'s CDK7 inhibitor;
•continue clinical trials of our product candidate ARV-766 for the treatment of men with mCRPC, including progressing the Phase 1/2 dose escalation and expansion trial of ARV-766, initiating a Phase 1b/2 dose escalation trial of ARV-766 in combination with abiraterone in patients who have not previously received novel hormonal agents and initiating a Phase 3 clinical trial with mCRPC of ARV-766, and initiating a Phase 3 clinical trial;
•continue ongoing clinical trials of our product candidate bavdegalutamide (ARV-110) for the treatment of men with mCRPC;
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
•hire additional development, including clinical and regulatory, and scientific personnel; and
•add operational, financial and management information systems and personnel to support our research, product development and future commercialization efforts and continue to support our operations as a public company.
We had cash, cash equivalents, restricted cash and marketable securities totaling approximately $1.0 billion as of September 30, 2023. We believe that our cash, cash equivalents, restricted cash and marketable securities as of September 30, 2023 will enable us to fund our planned operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our ongoing and planned clinical trials for vepdegestrant (ARV-471), ARV-766 and bavdegalutamide (ARV-110) and any future clinical development of vepdegestrant, ARV-766 and bavdegalutamide;
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
Borrowings
In June 2018, we entered into an additional assistance agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 assistance agreement requires that we be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of September 30, 2023, $1.0 million remains outstanding under the 2018 Assistance Agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, restricted cash and marketable securities. Interest income earned on these assets totaled $26.6 million and $6.3 million for the nine months ended September 30, 2023 and 2022, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of September 30, 2023, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Our outstanding debt totaled $1.0 million as of September 30, 2023 and December 31, 2022 and carries a fixed interest rate of 3.25% per annum.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
We did not issue any securities that were not registered under the Securities Act during the three and nine months ended September 30, 2023.
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

Arvinas, Inc.

Date: November 7, 2023	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Sean Cassidy
Sean Cassidy
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: November 7, 2023	By:	/s/ David K. Loomis
David K. Loomis
Vice President and Chief Accounting Officer (Principal Accounting Officer)