Form 10-K
period 2023-12-31
ARVINAS, INC.
filed 2024-02-27
CIK 1655759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1,293.4 million, based on the closing price of the registrant’s Common Stock on such date. The number of shares of registrant’s Common Stock, $0.001 par value per share, outstanding as of February 20, 2024 was 68,083,928.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:
•the initiation, timing, progress and results of our current and future clinical trials of vepdegestrant (ARV-471), ARV-766, ARV-393 and ARV-102, and current clinical trials of bavdegalutamide, including statements regarding the period during which the results of the clinical trials will become available;
•the timing of, and our ability to obtain, marketing approval of our product candidates and the ability of our product candidates to meet existing or future regulatory standards;
•the potential achievement of milestones and receipt of payments under our collaborations, including our collaboration with Pfizer Inc. entered into in July 2021;
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
Risk Factor Summary
Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include the following:
•We have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability. Our net losses totaled $367.3 million, $282.5 million and $191.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. To date, we have not generated any revenue from product sales and may never be profitable.
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
•Drug development involves a lengthy and expensive process, with an uncertain outcome. We cannot be certain of the timely completion or outcome of our preclinical testing and clinical trials. and cannot predict if the U.S. Food and Drug Administration, or FDA, or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. The results of preclinical or early clinical studies of our product candidates may not be predictive of the results of later clinical trials. In addition, interim top-line and preliminary data from our clinical trials that we may announce or publish from time to time can change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data. If we are unable to obtain, or there are delays in obtaining, required regulatory approvals, we will not be able to successfully commercialize our product candidates and our business will be materially harmed.

•We are developing and plan to continue to develop our product candidates in combination with other drugs. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs, or revoke their approval of such drugs, or if safety, efficacy, manufacturing or supply issues arise with the drugs we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or market our products.
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
•Our internal computer systems and those of our collaborators, contractors, consultants and other third parties are vulnerable to cyber attacks, cyber intrusions and security breaches, which would not only materially disrupt our business operations and result in the loss of confidential information, but also damage the integrity of our clinical trials, impact our regulatory filings, compromise our ability to protect our intellectual property, and subject us to regulatory actions that could result in significant fines or other penalties.

PART I
Item 1. Business.
Overview, Our Product Pipeline and Programs
We are a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies that degrade disease-causing proteins. We use our PROTAC Discovery Engine, our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. We have a robust preclinical pipeline of PROTAC protein degraders targeting a broad range of intracellular disease targets, including those representing proteins that currently cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in areas of unmet need, including oncology (including immuno-oncology), neuroscience and other therapeutic areas. We and our collaborators have initiated programs across multiple therapeutic areas with the goal of developing and delivering life-changing therapies to patients in need. We have three investigational clinical stage programs: Vepdegestrant (ARV-471), a novel PROTAC estrogen receptor, or ER, protein degrader for the treatment of patients with locally advanced or metastatic ER positive / human epidermal growth factor receptor 2, or HER2, negative, or ER+/HER2-, breast cancer and ARV-766 and bavdegalutamide (ARV-110), each an oral PROTAC protein degrader that targets the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. We also have two preclinical stage product candidates: ARV-393, a PROTAC degrader designed to target the B-cell lymphoma 6, or BCL6 protein, and ARV-102, a PROTAC degrader designed to target the LRRK2 protein. Our prioritized pipeline, which includes our clinical and preclinical programs, is summarized below.

Our broad pipeline includes the first pivotal trials for PROTAC® degraders

ARVINAS

Program	Therapeutic Area / Indication	Preclinical	Phase 1/1b	Phase 2	Phase 3
Vepdegestrant (ARV-471) Global co-development/ co-commercialization partners with Pfizer	**Oncology:** ER+/HER2- Breast Cancer	★ **VERITAC-2:** vepdegestrant monotherapy 2L+ pivotal trial			
		★ ***Vepdegestrant plus palbociclib and potentially other CDK4/6 inhibitors in 2L[a]***			
		★ **VERITAC-3:** vepdegestrant + palbociclib as 1L combination therapy *(study lead-in)*			
		★ ***Vepdegestrant plus CDK4 inhibitor (PF-07220060) in 1L[a]***			
		VERITAC: vepdegestrant monotherapy dose expansion (2L+)			
		TACTIVE-K: vepdegestrant in combination with CDK4i (PF-7220060)			
		TACTIVE-N: vepdegestrant in neoadjuvant setting (to inform potential adjuvant plan			
		TACTIVE-U: vepdegestrant in combination with ribociclib, abemaciclib and other targeted therapies			
		TACTIVE-E: vepdegestrant + everolimus			
ARV-766	**Oncology:** Prostate Cancer	★ ***ARV-766 monotherapy (mCRPC)***			
		ARV-766 monotherapy dose expansion (2L+)			
		ARV-766 Phase 1/2 combination with abiraterone (pre-NHA setting)			
ARV-393 (BCL6)	**Hematology**	**Phase 1 dose escalation**			
ARV-102 (LRRK2)	**Neuroscience**	**Phase 1 dose escalation**			
Preclinical programs	Oncology and Neuroscience	20+ programs, including KRAS-G12D/V, AR-V7, Myc, HPK1, Tau, α-Synuclein, and mHTT			

★ *Pivotal Trial* | ***Planned***

[a] Pending Health authority feedback on potential pivotal trial
NHA, novel hormonal agent
These agents are currently under investigation; their safety and effectiveness for these investigational uses have not yet been established.

1

Based on signs of superior tolerability and efficacy of ARV-766 in clinical settings to date as compared to bavdegalutamide (ARV-110), early in the fourth quarter of 2023, we determined to prioritize the initiation of a Phase 3 clinical trial with ARV-766 in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide and expect to initiate discussions with regulatory authorities to align on the Phase 3 program for this Phase 3 clinical trial by the second quarter of 2024. While we have determined to prioritize the initiation of a Phase 3 clinical trial with ARV-766 in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide and have therefore excluded it from the table above, we expect to continue ongoing trial activities with bavdegalutamide (ARV-110-101 and ARV-110-103) as planned.
In addition to the programs above and our early-stage development collaborations with Pfizer, Inc., or Pfizer, Genentech, Inc. and F. Hoffman-La Roche Ltd., or Genentech, and Bayer AG, or Bayer (each of which are discussed below), we are conducting exploratory research and development work on multiple other undisclosed targets.
Estrogen Receptor Program: Vepdegestrant (ARV-471)
Vepdegestrant (ARV-471) is an investigational orally bioavailable PROTAC protein degrader designed to target and degrade the ER for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer. We are co-developing vepdegestrant with Pfizer pursuant to a collaboration agreement that we and Pfizer entered into in July 2021. We granted Pfizer worldwide co-exclusive rights to develop and commercialize vepdegestrant.
In preclinical studies, vepdegestrant demonstrated near-complete ER degradation in tumor cells, induced robust tumor shrinkage when dosed as a single agent in multiple ER-driven xenograft models and showed superior anti-tumor activity when compared to a standard of care agent, fulvestrant, both as a single agent and in combination with a cyclin-dependent kinase, or CDK, 4/6 inhibitor.
We, along with Pfizer, have several ongoing clinical trials of vepdegestrant, designed to potentially position vepdegestrant as a backbone ER-targeting therapy in breast cancer, including:
•VERITAC-2, a Phase 3 second-line clinical trial of vepdegestrant as a monotherapy, for which we are currently enrolling patients;
•Study lead-in of VERITAC-3, a Phase 3 first-line clinical trial of vepdegestrant in combination with IBRANCE® (palbociclib), for which we are currently enrolling patients;
•VERITAC, a Phase 2 second-line dose expansion clinical trial of vepdegestrant as a monotherapy, for which enrollment of patients is complete;
•TACTIVE-N, a Phase 2 clinical trial of vepdegestrant as a monotherapy in the neoadjuvant setting, to inform a potential adjuvant trial, for which enrollment of patients is complete;
•TACTIVE-U, a Phase 1b/2 clinical trial of vepdegestrant in combination with multiple targeted therapies including abemaciclib, ribociclib and Carrick Therapeutics, Inc.'s, or Carrick, CDK7 inhibitor, samuraciclib, for which we are currently enrolling patients;
•TACTIVE-E, a Phase 1 clinical trial of vepdegestrant in combination with everolimus, for which enrollment of patients is complete; and
•TACTIVE-K, a Phase 1b/2 clinical trial of vepdegestrant in combination with Pfizer's CDK4 inhibitor (PF-07220060), for which we are currently enrolling patients.
We, along with Pfizer, also are planning additional clinical trials of vepdegestrant, pending health regulatory feedback on these clinical trials expected in the second half of 2024, including:
•a new first line Phase 3 clinical trial of vepdegestrant in combination with Pfizer's CDK4 inhibitor (PF-07220060); and
•a new second line Phase 3 clinical trial of vepdegestrant in combination with palbociclib and potentially other CDK4/6 inhibitors.

Additional detail regarding each of these trials is included below.
In the first quarter of 2023, we and Pfizer gained alignment with the U.S. Food and Drug Administration, or the FDA, on an approach for VERITAC-3 and in the second quarter of 2023, we, along with Pfizer, initiated the study-lead in of the VERITAC-3 Phase 3 clinical trial in combination with palbociclib as a first-line treatment in patients with ER+/HER2- locally advanced or metastatic breast cancer. Moving forward, we expect to continue enrollment in the study-lead in of the VERITAC-3 Phase 3 clinical trial to evaluate the dose of palbociclib (100 mg or 75 mg) in combination with 200 mg of vepdegestrant once daily. The objective of this trial is to select a dose of palbociclib (100 mg or 75 mg) that, when dosed with 200 mg of vepdegestrant, results in a similar exposure and safety profile as palbociclib 125 mg in combination with aromatase inhibitors. This approach follows the analysis of data from the ongoing Phase 1b/2 ARV-471-mBC-101 combination trial of vepdegestrant with palbociclib, in which an increase in palbociclib exposure was observed relative to historical palbociclib pharmacokinetic data.

In the second quarter of 2023, we evaluated and announced preliminary data from Part C of the ongoing Phase 1b/2 clinical trial of vepdegestrant. Preliminary results from the Part C dose escalation trial (November 2022 data cutoff from the Phase 1b combination of vepdegestrant with palbociclib at 125 mg) demonstrated an observed clinical benefit rate, or CBR (rate of confirmed complete response, confirmed partial response, or stable disease ≥24 weeks), of 60.7% (95% CI, 40.6 – 78.5) across all dose cohorts (17 of 28 CBR-evaluable patients; patients are CBR-evaluable if they received their first dose >24 weeks prior to the data cut-off). In the fourth quarter of 2023, we presented, with Pfizer, updated data (data cutoff of June 6, 2023) from the Phase 1b trial assessing vepdegestrant in combination with palbociclib at the San Antonio Breast Cancer Symposium, or SABCS. These data demonstrated a CBR of 63%, (95% CI: 47.5–76.8), or 29/46 patients; at the RP3D of 200 mg (n=21), the CBR was 67% (95% CI: 43.0 – 85.4), or 14/21 patients, an ORR in evaluable patients with measurable disease at baseline (n=31) of 42% (95% CI: 24.5–60.9), or 13/31 patients; at the RP3D of 200 mg (n=15), the ORR was 53% (95% CI: 26.6 – 78.7) and median PFS of 11.1 months 95% CI: 8.2 – NE); 22 of 46 patients across all doses had progression events by time of data cutoff. These data, including the differences in patients with mutant ESR1 or wild-type ESR1 tumors, are discussed in more detail below.

Also in the second quarter of 2023, we presented vepdegestrant preclinical data at the American Association for Cancer Research, or AACR, annual meeting that demonstrated the potential utility of vepdegestrant as an endocrine therapy backbone for combination with other targeted agents in early and late-stage ER+/HER2- breast cancer and the potential mechanisms of acquired resistance to vepdegestrant that may be associated with alterations within Receptor Tyrosine Kinase/MAPK signaling pathways rather than ER signaling or E3 ligase machinery.

In addition, in the second quarter of 2023, we announced the inclusion of vepdegestrant in the I-SPY-2 (Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging And moLecular Analysis 2) Endocrine Optimization Platform trial sponsored by Quantum Leap. The I-SPY-2 trial was designed to include a vepdegestrant monotherapy arm and a vepdegestrant plus letrozole arm. We were also awarded Innovation Passport Designation for vepdegestrant by the U.K. Innovative Licensing and Access Pathway Steering Group in the third quarter of 2023.

We entered into a collaboration agreement with Pfizer and Carrick to evaluate samuraciclib in combination with vepdegestrant as part of the TACTIVE-U study in the second quarter of 2023. In the third quarter of 2023, we received a Study May Proceed letter from the FDA for the planned Phase 1b/2 clinical trial evaluating vepdegestrant in combination with Pfizer's CDK4 inhibitor, and we and Pfizer initiated this trial in the fourth quarter of 2023. We also initiated an additional arm of the Phase 1b combination umbrella trial with Carrick's CDK7 inhibitor in the first quarter of 2024.

In the fourth quarter of 2023, at the European Society for Medical Oncology, or ESMO, we presented updated dose escalation data from the Phase 1b/2 clinical trial with vepdegestrant showing continued strong anti-tumor activity and highly differentiated tolerability.

Also in the fourth quarter of 2023, at SABCS, we presented interim data from the Phase 1b trial of vepdegestrant in combination with palbociclib. Also in the fourth quarter of 2023, at SABCS, we presented interim data from the Phase 1b trial of vepdegestrant in combination with palbociclib. The interim data presented showed signs of efficacy as follows:
•Objective response rate: 42% (ESR1 mutant, 47%; ESR1 wild-type, 42%)
◦Median duration of response: 10.2 months
•Median PFS: 11.1 months (ESR1 mutant, 11.0; ESR1 wild-type, 11.1)
•Clinical benefit rate: 63% (ESR1 mutant, 74%; ESR1 wild-type, 53%)

The interim data presented also showed that safety was manageable, with standard on-label dose reductions of palbociclib resulting in a 72% decline in Grade 4 neutropenia in subsequent cycles. In addition, no cases of febrile neutropenia were reported and there were low rates of discontinuation. Among 36 patients who had at least one palbociclib dose reduction, only five (13.9%) had Grade 4 neutropenia after the last palbociclib dose reduction. While there was a higher occurrence of Grade 4 neutropenia in this trial, discontinuation rates of palbociclib and rates of infection were in line with historical palbociclib data.

We completed enrollment in the TACTIVE-N Phase 2 clinical trial of vepdegestrant as a monotherapy in the neoadjuvant setting in patients with ER+/HER2- localized breast cancer in the first quarter of 2024. We also expect to complete enrollment for the VERITAC-2 Phase 3 trial of vepdegestrant as a monotherapy in patients with metastatic breast cancer in the second half of 2024.

Also in the first quarter of 2024, the FDA granted Fast Track designation for the investigation of vepdegestrant for monotherapy in the treatment of adults with ER+/HER- locally advanced or metastatic breast cancer previously treated with endocrine based therapy.

Androgen Receptor Program: ARV-766 and Bavdegalutamide (ARV-110)

ARV-766

ARV-766 is an investigational orally bioavailable PROTAC protein degrader designed to target AR with a different profile than bavdegalutamide (ARV-110), as discussed in further detail below, that we are developing as a potential treatment for men with mCRPC and metastatic castration-sensitive prostate cancer, mCSPC. In preclinical studies, ARV-766 degraded all tested resistance-driving point mutations of AR, including L702H, a mutation associated with treatment with abiraterone and other AR-pathway therapies.
We have several ongoing clinical trials of ARV-766 including:
•a Phase 2 dose expansion clinical trial in the post-novel hormonal agent, or NHA, setting;
•a Phase 1 dose escalation clinical trial in the post-NHA setting; and
•a Phase 1/2 clinical trial in combination with abiraterone in the pre-NHA setting.

Additional detail regarding our clinical development of ARV-766 is discussed below.

In the second quarter of 2023, we presented ARV-766 preclinical data and compound structure at the AACR annual meeting and we shared data from the Phase 1/2 dose escalation and expansion trial of ARV-766 for the treatment of men with mCRPC. The Phase 1 dose escalation portion of the ARV-766 trial was designed to assess its safety, tolerability, and pharmacokinetics in men with mCRPC who have progressed on standard of care therapies, as well as to identify recommended Phase 2 doses for further dose optimization. The Phase 2 expansion cohort was designed to evaluate the antitumor activity of ARV-766 at the two recommended doses (100 mg and 300 mg) and determine the appropriate dose for future development.

Data from the Phase 1/2 dose escalation and expansion trial (data cut off April 2023) showed that ARV-766 was well-tolerated and demonstrated promising activity in a heavily pre-treated, post-receipt of NHAs, all-comers patient population. In both the Phase 1 dose escalation and Phase 2 dose expansion, 100% of patients were previously treated with at least one or more NHA. Patients had a median of four prior lines of therapy in the Phase 1 portion of the trial and five prior lines of therapy in the Phase 2 portion of the trial. Multiple prior therapies have been associated with a decreased responsiveness to AR-directed therapies and an increase in tumor heterogeneity. AR ligand binding domain, or LBD, mutations were present in 28% (13 of 47) of patients’ tumors in the Phase 1/2 trial as determined by plasma DNA analysis. Overall, 42% of patients with AR LBD mutations achieved reductions in PSA levels of greater than or equal to 50%, or PSA50, in the trial. In all patients with L702H mutations, three of five patients with achieved PSA50, and three of three patients with co-occurring T878/H875/L702 mutations achieved PSA50. Response Evaluation Criteria in Solid Tumors, or RECIST, partial responses were observed. Of four patients with AR LBD mutations where RECIST was evaluable, one achieved a confirmed partial response, and one achieved an unconfirmed partial response.

ARV-766 was well tolerated and the majority of treatment related adverse events, or TRAEs, were Grade 1 or 2, with no Grade ≥4 TRAEs and no dose limiting toxicities. Forty-seven patients across the Phase 1 and 2 portions of the trials were evaluable for safety and, of these patients, one patient discontinued treatment due to a TRAE in Phase 2 and two of 47 patients, both in Phase 1, were dose reduced due to TRAE.

As announced at ESMO in the fourth quarter of 2023, interim data from an updated analysis of the ongoing Phase 1/2 trial of ARV-766 (data cut-off August 23, 2023), demonstrated broad signals of efficacy and favorable tolerability in mCRPC patients with tumors harboring any AR LBD mutations, including AR L702H. The data showed a PSA50 of 41% amongst 17 patients with tumors harboring any AR LBD mutation and a PSA 50 of 50% in patients with any tumor harboring an AR L702H mutation. ARV-766 was well-tolerated in data across 84 patients who were treated as of the last data cut-off, with no grade > 4 TRAEs. The most common TRAEs were grade 1 or 2 and included fatigue (29%), nausea (14%), vomiting (11%), and diarrhea (11%). The discontinuation rate due to TRAEs was 4%.

Based on signs of superior tolerability and efficacy of ARV-766 in clinical settings to date as compared to bavdegalutamide (ARV-110), early in the fourth quarter of 2023, we determined to prioritize the initiation of a Phase 3 clinical trial with ARV-766 in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide and expect to initiate discussions with regulatory authorities to align on the Phase 3 program for this Phase 3 clinical trial by the second quarter of 2024. We expect to continue enrollment of the Phase 2 dose expansion trial with ARV-766, with progression free survival, or PFS, data anticipated in mid-2024. We also initiated a Phase 1b/2 trial for ARV-766 in combination with abiraterone in patients with AR-dependent tumors who have not previously received NHAs in the fourth quarter of 2023.

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

In the fourth quarter of 2023, we presented interim data at ESMO from the Phase 1/2 trial with bavdegalutamide (data cut-off date August 11, 2023). In a post-NHA (median prior therapies = 4) mCRPC population, bavdegalutamide at the recommend Phase 2 dose (420 mg, oral, once daily) demonstrated:

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
Each of vepdegestrant (ARV-471), ARV-766 and bavdegalutamide (ARV-110) has demonstrated potent and selective protein degradation in our preclinical studies. We believe favorable clinical trial results in these initial oncology programs could provide validation of our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins regardless of therapeutic area. While we have determined to prioritize the initiation of a Phase 3 clinical trial with ARV-766 in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide, we expect to continue ongoing trial activities with bavdegalutamide (ARV-110-101 and ARV-110-103) as planned.

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

Pipeline
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
In the second quarter of 2023, we presented in vivo and in vitro data at the AACR - Targeting RAS Special Conference that demonstrated that our Kirsten rat sarcoma, or KRAS, G12D PROTAC degraders were potent, selective and led to tumor stasis in a mouse xenograft model with intermittent dosing and degradation of KRAS G12D provides an advantage versus inhibition in vitro and in vivo. Our KRAS G12D-targeted PROTAC degrader is currently in IND-enabling studies.
We also presented preclinical data at the CHDI Foundation’s Annual Huntington’s Disease Therapeutics Conference showing our PROTAC degraders potently and selectively degraded soluble mutant huntingtin (mHTT) in multiple cellular readouts, including rodent neurons, while sparing wild-type HTT.

In the fourth quarter of 2023, the FDA and the European Medicines Agency, or EMA, respectively, cleared our investigational new drug application, or IND, for ARV-393, a PROTAC® degrader designed to target the BCL6 protein, and our clinical trial application, or CTA, for ARV-102, a PROTAC® degrader designed to target the LRRK2 protein. We initiated the first in-human Phase 1 clinical trial for ARV-102 in the first quarter of 2024, and we plan to initiate first-in-human Phase 1 clinical trial for ARV-393 in the first half of 2024.
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
•Advance clinical development of our lead programs, which address the well-understood oncology targets ER and AR, and focus on near-term patient impact. Our initial strategy for our PROTAC platform included the pursuit of oncology targets with well-understood biology, well-characterized disease models and established biomarkers. We have one product candidate in Phase 3 clinical development and two product candidates in Phase 2 clinical development. We are planning for multiple launches with vepdegestrant. We are also focused on creating potential therapies for patients in oncology, neuroscience, and hematology including ARV-393 and ARV-102, and we believe favorable clinical trial results in these initial oncology and neurology programs will validate the broader therapeutic potential of our PROTAC technology and PROTAC Discovery Engine.
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
•Selectively collaborate to realize the full potential of our platform. We are using our PROTAC Discovery Engine to build an extensive pipeline of product candidates. Our co-development/co-commercialization collaboration with Pfizer has the potential to accelerate and broaden global development and commercialization of vepdegestrant (ARV-471). In an effort to realize the full potential of our PROTAC technology, our ongoing strategic collaborations with Bayer, Genentech, and Pfizer address targets across multiple therapeutic areas. In addition to these collaborations in human therapeutics, in 2019 we established a joint venture, with Bayer, called Oerth Bio LLC, or Oerth Bio, which was converted to a corporation in 2023, to pursue our PROTAC technology in agricultural applications. We have and plan to continue to selectively pursue collaborations with leading biopharmaceutical companies with specialized capabilities or know-how, including global development and commercial expertise and capabilities for those products for which we retain full development and commercialization rights. We believe this selective approach to collaboration will further broaden the therapeutic reach of our PROTAC technology, as well as complement and expand our internal development expertise.
•Develop new therapeutics with distinct advantages over existing modalities, including gene-based medicines. We intend to address targets for which we believe protein degradation and the tunable features of our PROTAC targeted protein degraders are designed to offer advantages compared to existing therapeutic modalities. Our PROTAC protein degraders eliminate, rather than inhibit, disease-causing proteins, disrupt scaffolding functions of target proteins, bind and degrade classically "undruggable" proteins, and can act iteratively. Unlike gene-based medicines, our PROTAC targeted protein degraders confer the advantages of traditional small molecule therapies, such as multiple routes of administration, including oral delivery, a well-established development pathway and relative ease of manufacturing. In addition, we have engineered PROTAC targeted protein degraders that, in preclinical studies, have successfully achieved broad tissue distribution, including across the blood-brain barrier, creating potential opportunities for our PROTAC technology in neurodegenerative diseases. We also believe there are many other indications for which our technology may be advantageous, including autoimmune, anti-infective and inflammatory conditions.
•Continue to expand the capabilities of our PROTAC Discovery Engine and the breadth of our intellectual property portfolio. We are investing in our research and development activities to expand the capabilities of our PROTAC Discovery Engine and the breadth of our intellectual property portfolio. This includes: research into novel E3 ligases, key proteins in the ubiquitin proteasome system, that may have tissue-specific or disease-specific features; the discovery of novel binding ligands; the discovery of orally bioavailable and blood brain barrier penetrant

PROTAC protein degraders; and improvement of our PROTAC targeted protein degrader design and optimization processes. We have exclusive worldwide rights to our platform technology. We also have issued patents for composition of matter in the United States and other countries for vepdegestrant (ARV-471) and bavdegalutamide (ARV-110), as well as an issued U.S. patent for ARV-766. In addition, we have patent applications pending for composition of matter in the United States and other key countries for vepdegestrant (ARV-471), ARV-766, bavdegalutamide (ARV-110), as well as our exploratory and preclinical programs, including ARV-393, ARV-102, and a KRAS targeting PROTAC protein degrader. We also have patents and pending patent applications for broad platform coverage for other PROTAC targeted protein degraders using specific E3 ligases.
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
Our Clinical Stage Programs
Estrogen Receptor Program: Vepdegestrant (ARV-471) for the Treatment of Patients with Locally Advanced or Metastatic ER + / HER2 - Breast Cancer
We are developing vepdegestrant (ARV-471), an orally bioavailable ER degrading PROTAC targeted protein degrader, as an alternative to, and potentially more potent degrader than, the intramuscular injection fulvestrant and other selective ER degraders currently approved or in development for the treatment of patients with locally advanced or metastatic ER+ / HER2- breast cancer. We have chosen ER degradation as a therapeutic focus given the well-documented biology of ER signaling as a principal driver in a high percentage of breast cancers. Vepdegestrant (ARV-471) has demonstrated activity in ER+ breast cancer preclinical models. We are clinically investigating vepdegestrant (ARV-471) for use as a single agent and in combination with CDK4/6 inhibitors such as palbociclib, abemaciclib and ribociclib, everolimus, CDK7 inhibitors, and other targeted therapies. We believe vepdegestrant (ARV-471) has the potential to improve clinical outcomes over current standards of care for patients with locally advanced or metastatic ER+ / HER2- breast cancer as well as in earlier treatment settings.
Breast Cancer - Patient Population and Market Opportunity
Breast cancer is the most common cancer diagnosed among women in the United States and the second leading cause of cancer death in women. The American Cancer Society estimates that in 2024 there will be approximately 310,720 women diagnosed with invasive breast cancer in the United States and that one in eight women in the United States will develop breast cancer in her lifetime. Approximately 80% of all breast cancers are ER+.
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
800
700
600
500
400
300
200
100
0
Mean Tumor Volume (mm2)
0
3
7
10
14
17
21
24
28
Days of Treatment

We believe that ARV-471 may also show compelling activity in combination with other targeted agents currently used or in clinical trials for locally advanced or metastatic breast cancer including PI3K and mTOR inhibitors and have tested and plan to continue to test these combinations in preclinical models.
Our Clinical Trials
We, along with Pfizer, have several ongoing clinical trials of vepdegestrant, designed to potentially position vepdegestrant as a backbone ER-targeting therapy in breast cancer, including:
•VERITAC-2, a Phase 3 second-line clinical trial of vepdegestrant as a monotherapy, for which we are currently enrolling patients;
•Study lead-in of VERITAC-3, a Phase 3 first-line clinical trial of vepdegestrant in combination with palbociclib, for which we are currently enrolling patients;
•VERITAC, a Phase 2 second-line dose expansion clinical trial of vepdegestrant as a monotherapy, for which enrollment of patients is complete;
•TACTIVE-N, a Phase 2 clinical trial of vepdegestrant as a monotherapy in the neoadjuvant setting, to inform a potential adjuvant trial, for which we are currently enrolling patients;
•TACTIVE-U, a Phase 1b/2 clinical trial of vepdegestrant in combination with multiple targeted therapies including abemaciclib, ribociclib and Carrick's CDK7 inhibitor, for which we are currently enrolling patients;
•TACTIVE-E, a clinical trial of vepdegestrant in combination with everolimus, for which we are currently enrolling patients; and
•TACTIVE-K, a Phase 1b/2 clinical trial of vepdegestrant in combination with Pfizer's CDK4 inhibitor (PF-07220060, for which we are currently enrolling patients.

We, along with Pfizer, also are planning additional clinical trials of vepdegestrant, pending health regulatory feedback on these clinical trials expected in the second half of 2024, including:
•a new first line Phase 3 clinical trial of vepdegestrant in combination with Pfizer's CDK4 inhibitor (PF-07220060; and
•a new second line Phase 3 clinical trial of vepdegestrant in combination with palbociclib and potentially other CDK4/6 inhibitors.

Additional detail regarding each of these trials is included below.
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
In 2021, we initiated VERITAC, the Phase 2 cohort expansion portion of the ARV-471 clinical trial. We announced initial results from VERITAC in the fourth quarter of 2022. In VERITAC, patients were treated with either 200 mg or 500 mg ARV-471 with a primary endpoint of CBR. Secondary endpoints included overall response rate, or ORR, duration of response, or DOR, PFS, and overall survival, as well as safety and pharmacokinetics.

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

In the fourth quarter of 2022, we and Pfizer initiated the VERITAC-2 Phase 3 trial with ARV-471 as a second-line treatment in patients with ER+ / HER2- metastatic breast cancer, which trial is actively recruiting. In the fourth quarter of 2022, we also initiated with Pfizer TACTIVE-U, the Phase 1b trial with ARV-471 in combination with ribociclib and abemaciclib, in two of the combination arms, which trial is actively recruiting. In addition, in the fourth quarter of 2022, we initiated sites for TACTIVE-N, a Phase 2 clinical trial with ARV-471 as a monotherapy in patients with early breast cancer in the neoadjuvant setting and are actively recruiting patients for this trial.

In the fourth quarter of 2022, we presented initial data from VERITAC at the SABCS and we initiated, with Pfizer, the VERITAC-2 Phase 3 trial with ARV-471 as a monotherapy as a second-line and later treatment in patients with ER+/HER2- metastatic breast cancer. Also in the fourth quarter of 2022, we initiated the first of two arms in the ongoing Phase 1b umbrella trial of ARV-471, with ARV-471 in combination with each of the CDK4/6 inhibitors abemaciclib and ribociclib (TACTIVE-U). We initiated the second of two arms in the first quarter of 2023. In addition, in the fourth quarter of 2022, we initiated a Phase 2 clinical trial with ARV-471 as a monotherapy in patients with early breast cancer in the neoadjuvant setting (TACTIVE-N).

In the first quarter of 2023, we provided an update from the ongoing Phase 1b trial of ARV-471 in combination with palbociclib. The following were observed:
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
In the first quarter of 2023, we and Pfizer gained alignment with the FDA on an approach for VERITAC-3 and in the second quarter of 2023, we, along with Pfizer, initiated the study-lead in of the VERITAC-3 Phase 3 clinical trial in combination with palbociclib as a first-line treatment in patients with ER+/HER2- locally advanced or metastatic breast cancer. Moving forward, we expect to continue enrollment in the study-lead in of the VERITAC-3 Phase 3 clinical trial to evaluate the dose of palbociclib (100 mg or 75 mg) in combination with 200 mg of vepdegestrant once daily. The objective of this trial is to select a dose of palbociclib (100 mg or 75 mg) that, when dosed with 200 mg of vepdegestrant, results in a similar exposure and safety profile as palbociclib 125 mg in combination with aromatase inhibitors. This approach follows the analysis of data from the ongoing Phase 1b/2 ARV-471-mBC-101 combination trial of vepdegestrant with palbociclib, in which an increase in palbociclib exposure was observed relative to historical palbociclib pharmacokinetic data.

In the second quarter of 2023, we evaluated and announced preliminary data from Part C of the ongoing Phase 1b/2 clinical trial of vepdegestrant. Preliminary results from the Part C dose escalation trial (November 2022 data cutoff from the Phase 1b combination of vepdegestrant with palbociclib at 125 mg) demonstrated an observed CBR of 60.7% (95% CI, 40.6 – 78.5) across all dose cohorts (17 of 28 CBR-evaluable patients; patients are CBR-evaluable if they received their first dose >24 weeks prior to the cut-off). In the fourth quarter of 2023, we presented, with Pfizer, updated data from the Phase 1b trial assessing vepdegestrant in combination with palbociclib at SABCS, which data are discussed in more detail below.

Also in the second quarter of 2023, we presented vepdegestrant preclinical data at the AACR annual meeting that demonstrated the potential utility of vepdegestrant as an endocrine therapy backbone for combination with other targeted agents in early and late-stage ER+/HER2- breast cancer and the potential mechanisms of acquired resistance to vepdegestrant that may be associated with alterations within Receptor Tyrosine Kinase/MAPK signaling pathways rather than ER signaling or E3 ligase machinery.

In addition, in the second quarter of 2023, we announced the inclusion of vepdegestrant in the I-SPY-2 (Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging And moLecular Analysis 2) Endocrine Optimization Platform trial sponsored by Quantum Leap. The I-SPY-2 trial was designed to include a vepdegestrant monotherapy arm and a vepdegestrant plus letrozole arm. We were also awarded Innovation Passport Designation for vepdegestrant by the U.K. Innovative Licensing and Access Pathway Steering Group in the third quarter of 2023.

We entered into a collaboration agreement with Pfizer and Carrick to evaluate samuraciclib in combination with vepdegestrant as part of the TACTIVE-U study in the second quarter of 2023. In the third quarter of 2023, we received a Study May Proceed letter from the FDA for the planned Phase 1b/2 clinical trial evaluating vepdegestrant in combination with Pfizer's CDK4 inhibitor, and we initiated this trial in the fourth quarter of 2023. We also initiated an additional arm of the Phase 1b combination umbrella trial with Carrick's CDK7 inhibitor in the first quarter of 2024.

In the fourth quarter of 2023, at ESMO we presented updated dose escalation data from the Phase 1 clinical trial with vepdegestrant showing continued strong anti-tumor activity and highly differentiated tolerability.

Also in the fourth quarter of 2023, at SABCS, we presented interim data from the Phase 1b trial of vepdegestrant in combination with palbociclib. Interim data from the Phase 1b cohort of the first-in-human ARV-471-mBC-101 trial evaluating vepdegestrant in combination with palbociclib (NCT04072952) assessed the safety, tolerability and anti-tumor activity of the combination among 46 patients with heavily pre-treated locally advanced or metastatic ER+/HER2- breast cancer. At the time of data cutoff (June 6, 2023), patients had received a median of four prior therapies across all lines (median of three in the metastatic setting); 87% were previously treated with a cyclin-dependent kinase 4 and 6 (CDK4/6) inhibitor; 80% were previously treated with fulvestrant; and 76% were previously treated with chemotherapy, including 46% in the metastatic setting.

Patients were treated once daily with oral doses of vepdegestrant at 180 mg (n=2), the recommended Phase 3 dose (RP3D) of 200 mg (n=21), 400 mg (n=3) or 500 mg (n=20), plus 125 mg of palbociclib given orally once daily for 21 days, followed by seven days off treatment in 28-day cycles.

Vepdegestrant in combination with palbociclib demonstrated:
•A CBR of 63% (95% CI: 47.5–76.8), or 29 of 46 patients; at the RP3D of 200 mg (n=21), the CBR was 67% (95% CI: 43.0 – 85.4), or 14 of 21 patients
◦CBR in patients with mutant ESR1: 72% (95% CI: 52.8-87.3), or 21 of 29 patients; at the RP3D of 200 mg (n=14), the CBR was 79% (95% CI: 49.2 – 95.3), or 11 of 14 patients
◦CBR in patients with wild-type ESR1: 53% (95% CI: 26.6-78.7), or 8 of 15 patients; at the RP3D of 200 mg (n=7), the CBR was 43% (95% CI: 9.9 – 81.6), or 3 of 7 patients
•An objective response rate (ORR) in evaluable patients with measurable disease at baseline (n=31) of 42% (95% CI: 24.5–60.9), or 13 of 31 patients; at the RP3D of 200 mg (n=15), the ORR was 53% (95% CI: 26.6 – 78.7)
◦ORR in patients with mutant ESR1: 47% (95% CI: 23.0-72.2), or 8 of 17 patients
•ORR at the RP3D of 200 mg (n=10): 60% (95% CI: 26.2 – 87.8)
◦ORR in patients with wild-type ESR1: 42% (95% CI: 15.2-72.3), or 5 of 12 patients
•ORR at the RP3D of 200 mg (n=5): 40% (95% CI: 26.6 – 78.7)
◦Median DOR: 10.2 months
•Median PFS of 11.1 months (95% CI: 8.2 – NE); 22 of 46 patients across all doses had progression events by time of data cutoff
◦PFS in patients with mutant ESR1: 11.0 months (95% CI: 8.2-NE), 13 of 29 patients had progression events by data cutoff
◦PFS in patients with wild-type ESR1: 11.1 months (95% CI: 2.8-NE), 8 of 15 patients had progression events by data cutoff

In an assay of circulating tumor DNA, or ctDNA, patients with ESR1 mutations (n=22 evaluable for ctDNA analysis after 1 cycle of treatment) demonstrated a -96.8% mean decrease (range: -75.6% to -100%) in ESR1 mutant allele fraction after 1 cycle of treatment.

The safety profile of vepdegestrant plus palbociclib was manageable with palbociclib dose reductions and/or interruptions per protocol which are consistent with those described in the prescribing label. The primary toxicity associated with the vepdegestrant plus palbociclib combination was neutropenia. Grade 4 neutropenia occurred in 8 of 21 patients (38%) treated at the RP3D of vepdegestrant (200 mg) plus palbociclib 125 mg. Grade 3/4 neutropenia occurred in 89% of all patients. There was a higher occurrence of Grade 4 neutropenia, although discontinuation rates of palbociclib and rates of infection were in line with historical palbociclib data.

No cases of febrile neutropenia were reported in any of the 46 patients treated with the combination. Three of 46 patients discontinued palbociclib due to neutropenia including one out of 21 treated with the RP3D of vepdegestrant (200 mg) plus palbociclib 125 mg.

The majority of Grade 4 neutropenia events occurred in the first cycle of treatment and occurrences of Grade 3/4 neutropenia decreased with palbociclib dose reductions as described in the prescribing label. The safety profile was otherwise consistent with the profile of palbociclib and what has been observed in other clinical trials for vepdegestrant.

An increase in palbociclib exposure (46% - 58%) was observed compared to historical pharmacokinetic data, with similar increases observed with vepdegestrant 200 mg and 500 mg once daily.

In addition, in the fourth quarter of 2023, we and Pfizer also presented a VERITAC Phase 2 dose expansion update at SABCS. the Phase 2 monotherapy dose expansion of the ARV-471-mBC-101 study analyzed the safety, efficacy, and tolerability of vepdegestrant amongst 35 heavily pre-treated patients with locally advanced or metastatic ER+/HER2- breast cancer. The update included 12 months of additional follow-up data, and the tolerability and efficacy profile remained largely consistent with previous data disclosures. In addition, in post-hoc analysis, of the eight patients in the Phase 2 VERITAC trial who would meet eligibility criteria for Phase 3 VERITAC-2 trial (no prior fulvestrant, no prior chemotherapy for locally advanced or metastatic disease), CBR was 62.5% or 5 of 8 patients, PFS was 19 months or four of eight events and the ORR was 29% or two confirmed responses in seven evaluable patients. In the PK/PD model simulation, a 100 mg dose of palbociclib in combination with vepdegestrant produced similar incidence of Grade 4 neutropenia and comparable average palbociclib exposure compared to historical reference. We and Pfizer expect to present top-line data for the VERITAC-2 Phase 3 trial of vepdegestrant as a monotherapy in patients with metastatic breast cancer in the second half of 2024.

Further, we completed enrollment in the TACTIVE-N Phase 2 clinical trial of vepdegestrant as a monotherapy in the neoadjuvant setting in patients with ER+/HER2- localized breast cancer in the first quarter of 2024. Also in the first quarter of 2024, the FDA granted Fast Track designation for the investigation of vepdegestrant for monotherapy in the treatment of adults with ER+/HER- locally advanced or metastatic breast cancer previously treated with endocrine based therapy.

Androgen Receptor Program: ARV-766 and bavdegalutamide (ARV-110) for the Treatment of Men with Metastatic Castration-Resistant Prostate Cancer
We have been developing ARV-766 and bavdegalutamide (ARV-110), each an orally bioavailable, AR degrading PROTAC targeted protein degrader, for the treatment of men with mCRPC. Both ARV-766 and bavdegalutamide (ARV-110) demonstrated activity in preclinical models of AR overexpression and AR mutations, both common mechanisms of resistance to current standard-of-care agents in men with prostate cancer. We believe that the differentiated PROTAC pharmacology of ARV-766 and bavdegalutamide (ARV-110), including their iterative activity, has the potential to translate into significantly improved clinical outcomes over current standard-of-care agents. However, our clinical data has shown signals of improved tolerability and efficacy with ARV-766 as compared to bavdegalutamide. In addition, ARV-766's activity in late-line settings suggests additional potential benefit in earlier-line, less pretreated patients. As such, we determined to prioritize the initiation of a Phase 3 clinical trial with ARV-766 in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide. However, we expect to continue ongoing trial activities with bavdegalutamide (ARV-110-101 and ARV-110-103) as planned.
Prostate Cancer - Patient Population and Market Opportunity
In the United States, prostate cancer is the second leading cause of cancer death in men. Current estimates predict that one in eight men will be diagnosed with prostate cancer in his lifetime. The American Cancer Society estimates that in 2024 there will be over 299,000 new cases of prostate cancer in the United States and approximately 35,250 deaths from the disease. Men with mCRPC have a poor prognosis and a predicted survival rate of fewer than two years from the initial time of progression.
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
ARV-766: Our Preclinical and Clinical Development
We are developing ARV-766, which has a different profile than bavdegalutamide, to target and degrade wild-type and mutated AR including at least one additional, clinically relevant AR point mutation, the L702H point mutation. The L702H point mutation in the ligand-binding domain of AR results in activation of the AR by glucocorticoids and can cause resistance to a standard of care regimen. Studies have reported that between approximately 2-9% of patients with mCRPC had an L702H point mutation.
In 2021, we initiated a Phase 1/2 clinical trial for ARV-766 designed to assess the safety, tolerability and pharmacokinetics of ARV-766, which trial also includes measures of anti-tumor activity as secondary endpoints, including reduction in PSA. In the second half of 2022, we initiated a Phase 2 expansion trial of ARV-766 for the treatment of men with mCRPC.
In the second quarter of 2023, we presented ARV-766 preclinical data and compound structure at the AACR annual meeting and we shared data from the Phase 1/2 dose escalation and expansion trial of ARV-766 for the treatment of men with mCRPC. The Phase 1 dose escalation portion of the ARV-766 trial was designed to assess its safety, tolerability, and pharmacokinetics in men with mCRPC who have progressed on standard of care therapies, as well as to identify recommended Phase 2 doses for further dose optimization. The Phase 2 expansion cohort was designed to evaluate the antitumor activity of ARV-766 at the two recommended doses (100 mg and 300 mg) and determine the appropriate dose for future development.

Data from the Phase 1/2 dose escalation and expansion trial (data cut off April 2023) showed that ARV-766 was well-tolerated and demonstrated promising activity in a heavily pre-treated, post-receipt of NHAs, all-comers patient population. In both the Phase 1 dose escalation and Phase 2 dose expansion, 100% of patients were previously treated with at least one or more NHA. Patients had a median of four prior lines of therapy in the Phase 1 portion of the trial and five prior lines of therapy in the Phase 2 portion of the trial. Multiple prior therapies have been associated with a decreased responsiveness to AR-directed therapies and an increase in tumor heterogeneity. AR ligand binding domain, or LBD, mutations were present in 28% (13 of 47) of patients’ tumors in the Phase 1/2 trial as determined by plasma DNA analysis. Overall, 42% of patients with AR LBD mutations achieved reductions in PSA levels of greater than or equal to 50%, or PSA50, in the trial. In all patients with L702H mutations, three of five patients with achieved PSA50, and three of three patients with co-occurring T878/H875/L702 mutations achieved PSA50. Response Evaluation Criteria in Solid Tumors, or RECIST, partial responses were observed. Of four patients with AR LBD mutations where RECIST was evaluable, one achieved a confirmed partial response, and one achieved an unconfirmed partial response.

ARV-766 was well tolerated and the majority of TRAEs were Grade 1 or 2, with no Grade ≥4 TRAEs and no dose limiting toxicities. Forty-seven patients across the Phase 1 and 2 trials were evaluable for safety and, of these patients, one patient discontinued treatment due to a TRAE in Phase 2 and two of 47 patients, both in Phase 1, were dose reduced due to TRAE.

As announced at ESMO in the fourth quarter of 2023, interim data from an updated analysis of the ongoing Phase 1/2 trial of ARV-766 (data cut-off August 23, 2023), demonstrated broad signals of efficacy and favorable tolerability in mCRPC patients with tumors harboring any AR LBD mutations, including AR L702H. The data showed a PSA50 of 41% amongst 17 patients with tumors harboring any AR LBD mutation and a PSA 50 of 50% in patients with any tumor harboring an AR L702H mutation. ARV-766 was well-tolerated in data across 84 patients who were treated as of the last data cut-off, with no grade > 4 TRAEs. The most common TRAEs were grade 1 or 2 and included fatigue (29%), nausea (14%), vomiting (11%), and diarrhea (11%). The discontinuation rate due to TRAEs was 4%.

Based on signs of superior tolerability and efficacy of ARV-766 in clinical settings to date as compared to bavdegalutamide (ARV-110), early in the fourth quarter of 2023, we determined to prioritize the initiation of a Phase 3 clinical trial with ARV-766 in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide and expect to initiate discussions with regulatory authorities to align on the Phase 3 program for this Phase 3 clinical trial by the second quarter of 2024. We expect to continue enrollment of the Phase 2 dose expansion trial with ARV-766, with PFS data anticipated in mid-2024. We also initiated a Phase 1b/2 trial for ARV-766 in combination with abiraterone in patients with AR-dependent tumors who have not previously received NHAs in the fourth quarter of 2023.
Bavdegalutamide Preclinical and Clinical Development
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
Tumor Volume (mm2)
500
400
300
200
100
0
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
In 2019, we initiated dosing in a Phase 1 clinical trial of bavdegalutamide. Our Phase 1 trial was designed as an open label, dose-escalation study of bavdegalutamide in men with mCRPC whose disease had progressed on at least two prior systemic therapies, one of which must have been enzalutamide or abiraterone. The Phase 1 trial was designed to primarily investigate the safety and tolerability of bavdegalutamide. Secondary endpoints included characterization of bavdegalutamide’s pharmacokinetic profile and preliminary assessment of biochemical and clinical activity based on evaluation of PSA levels, and radiographic measurement of evaluable lesions. The anti-tumor effects of bavdegalutamide in measurable lesions were assessed using RECIST, a standardized set of rules for response assessment based on tumor shrinkage which is widely used in oncology clinical trials. We also evaluated exploratory markers of disease burden, such as circulating tumor cell enumeration, as exploratory endpoints of the trial.
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
In 2020, we amended the protocol for our Phase 1 clinical trial for bavdegalutamide to include the addition of a Phase 2 expansion cohort. Based on our observations of a molecularly defined, late-line population with a particularly strong response to bavdegalutamide in the Phase 1 portion of the trial, we designed our

Phase 2 dose expansion to assess bavdegalutamide in four specific subgroups: patients with tumors with AR T878X (T878X = T878A or T878S) and/or H875Y mutations but excluding other AR variants; patients with tumors with wild-type AR or AR alterations other than T878X, H875Y, L702H, and AR-V7; patients with tumors with AR-V7 or L702H, which are variants of AR that, preclinically, bavdegalutamide did not degrade, or did not degrade potently, respectively; and patients with biomarker agnostic tumors treated with no more than one prior NHA, such as enzalutamide or abiraterone, and had no prior chemotherapy.

In the fourth quarter of 2020, we initiated the ARDENT Phase 2 expansion portion of the trial at a dose of 420 mg once-daily, the recommended Phase 2 dose, or RP2D.

In February 2022, we announced completed Phase 1 and interim ARDENT data for bavdegalutamide with a data cut-off date of December 20, 2021 at the 2022 American Society of Clinical Oncology Genitourinary Cancers Symposium. We reported that bavdegalutamide showed reduced PSA50 in 46% of the 28 patients with tumors harboring AR T878X/H875Y mutations. These results also demonstrated PSA declines and tumor regressions in patients without tumors harboring AR T878X/H875Y mutations, suggesting an opportunity to develop bavdegalutamide more broadly in prostate cancer.

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

In the third quarter of 2023 we completed enrollment in the Phase 1b combination trial of bavdegalutamide and abiraterone. In the fourth quarter 2023, we presented interim data at ESMO from the Phase 1/2 trial with bavdegalutamide (data cut-off date August 11, 2023). In a post-NHA (median prior therapies = 4) mCRPC population, bavdegalutamide at the recommend Phase 2 dose (420 mg, oral, once daily) demonstrated:

•Median rPFS of 11.1 months in patients harboring AR 878/875 mutations (n=26) and median rPFS of 8.2 months in patients with tumors harboring any AR LBD mutation except L702H alone (n=45)
•PSA50 rates of 54% in patients with tumors harboring AR 878/875 mutations and 36% in patients with tumors harboring any AR LBD mutation except L702H alone
•The presence of AR L702H mutations greatly diminished the efficacy of bavdegalutamide
•PSA50rate of 8% in patients with any tumor harboring an AR L702H mutation
•A manageable tolerability profile with no grade > 4 treatment-related adverse events (TRAEs). The most common TRAEs were nausea (56%), fatigue (35%), vomiting (33%), decreased appetite (25%) and diarrhea (24%). The discontinuation rate due to TRAEs was 12%.

While we have determined to prioritize the initiation of a Phase 3 clinical trial with ARV-766 in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide, we expect to continue ongoing trial activities with bavdegalutamide (ARV-110-101 and ARV-110-103) as planned.
Our Preclinical Programs Addressing Other Oncology and Neurodegenerative Disorders, Including ARV-102 and ARV-393
We have active preclinical programs to evaluate additional established targets in oncology for both solid and hematological malignancies and neurodegenerative disorders. In line with our strategy, we assess potential exploratory programs on a target-by-target basis to decide whether our PROTAC targeted protein degraders provide a compelling differentiated approach over standard-of-care or other, existing or potential competing mechanisms of action directed against a specific target. In the case of currently or historically undruggable targets, we assess whether the features of our PROTAC targeted protein degraders, including their potential to degrade proteins via sites other than enzymatic active sites and the ability to initiate the degradation process using only weak binders, offer us opportunities to degrade those targets. In the first half of 2024, we expect to initiate first-in-human Phase 1 clinical trials for both ARV-393, a PROTAC® degrader designed to target the BCL6 protein, and ARV-102, a PROTAC® degrader designed to target the LRRK2 protein.
Oncology
Our exploratory and research activity in oncology includes programs directed to the BCL6 protein, a transcription factor implicated in B cell lymphomas; Kirsten rat sarcoma, an oncogenic cell growth regulator; Myc, an oncogenic transcription factor driving tumor cell proliferation; and hematopoietic progenitor kinase 1, a suppressor of T cell activation.
In particular, we believe our BCL6 PROTAC degrader has the potential to be a first-in-class potential therapy for the NHL subtype DLBCL and believe additional opportunities for a BCL6 degrader exist in Burkitt's Lymphoma, Follicular Lymphoma, Angioimmunoblastic T-cell lymphoma and solid tumors. BCL6 is genetically mutated in up to 85% of DLBCL, a subset of NHL. More than 74,000 people are diagnosed with DLBCL each year. Treatment for DLBCL is largely devoid of oral options and there are currently no approved BCL6-targeted therapies on the market or in the clinic. BCL6 may also be a clinically relevant therapeutic target in various solid tumors including breast cancer, non-small cell lung cancer and glioblastoma.
Based on our preclinical models, complete tumor stasis, which correlates with 95%-100% degradation of measurable BCL6, was achieved when our oral, BCL6-targeting PROTAC clinical candidate was taken at low, oral daily doses. We saw similar activity in multiple DLBCL models, including for activated B-cell and germinal center B-cell lymphoma.
Neurodegenerative Diseases
Neurodegenerative diseases are generally progressive in nature and result in the degeneration and often death of neurons in the brain, leading to cognitive decline, functional impairment and eventually death. These diseases affect a rapidly growing patient population and represent one of the largest unmet medical needs of our time. Alzheimer’s and Parkinson’s diseases encompass the largest patient populations among the neurodegenerative diseases. The Alzheimer’s Association estimated that 6.7 million Americans aged 65 and older, about one in nine individuals, were living with Alzheimer’s disease in 2023, and the Parkinson’s Foundation estimated that nearly one million Americans are living with Parkinson’s disease, or PD. Alzheimer’s disease is marked by the progressive accumulation of aggregated tau protein, while aggregation of alpha-synuclein is thought to cause PD.
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
Importantly, we have achieved brain penetration in preclinical models following parenteral administration of PROTAC degrader molecules designed to specifically target pathologic oligomers of mutant huntingtin, tau, and α-synuclein, for the treatment of Huntington's disease, Alzheimer’s disease (tauopathies) and PD (synucleinopathies), respectively. These PROTAC degrader molecules achieved concentrations in the brain sufficient to induce degradation of the aggregated proteins, widespread penetration into different parts of the brain, and brain/plasma ratios of 0.5 to 5.0, comparable to approved therapeutics with CNS activity.
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
In preclinical studies, we have demonstrated that alpha-synuclein PROTAC degraders can specifically degrade aggregated forms of the protein. We have conducted in vitro experiments in cells expressing the A53T mutant form of alpha-synuclein, a mutation that causes aggregation of alpha-synuclein and early-onset PD in patients. We treated these cells with alpha-synuclein targeting PROTAC degraders at 1 μM for 48 hours.
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
PD is the second most common neurodegenerative disease, affecting more than 10 million people world-wide. Nearly 90,000 people in the U.S. are diagnosed with PD each year. It is commonly thought of as a movement disorder because patients can experience tremors, slowness of movement, stiffness and difficulty with walking and balance. In addition, Parkinson's patients can have other non-motor type problems such as constipation, depression and memory loss. The disease results from the loss of dopamine-producing cells in the brain and is likely caused by a combination of genetic and environmental risk factors. No disease-modifying therapies have been approved for PD.
Progressive Supranuclear Palsy, or PSP, is a pure tauopathy with rapid progression to death within five to seven years. There are currently no approved therapies for treatment of PSP and there are LRRK2 genetic variants associated with accelerated progression time to death.

Mutations in the LRRK2 gene are one of the most common genetic risk factors for PD. LRRK2 is a multidomain GTPase/ kinase that acts, in part, as a scaffolding protein to interact with components of downstream signaling pathways regulating lysosomal function, mitochondrial processes, neuroinflammation and alpha-synuclein accumulation to negatively impact neuronal survival. Human genetics and preclinical animal model data suggest that a reduction of 50% of LRRK2 protein, but not kinase inhibition, may impact pathology and dysfunction in PD. Therefore, reduction of LRRK2 in the brain may be beneficial for the treatment of PD. We have identified potent, selective, orally bioavailable LRRK2 PROTAC protein degraders that cross the blood-brain barrier in preclinical species and biodistributed to deep brain regions impacted in PD.

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
As of January 30, 2024, our patent estate that we own, co-own and in-license includes 45 issued U.S. patents, 193 granted foreign patents, and 790 pending patent applications (141 domestic and 649 foreign).

Vepdegestrant (ARV-471)

Vepdegestrant (ARV-471) is a PROTAC ER targeting protein degrader for the potential treatment of metastatic and locally advanced breast cancer. As of January 30, 2024, our vepdegestrant patent portfolio includes a family with issued composition of matter patents in the U.S. and in foreign jurisdictions, including China and Europe, as well as pending applications in U.S. and certain foreign jurisdictions. Any granted patents in this family will expire in 2037, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid. This patent portfolio also includes patent families with pending applications directed to methods of treatment with a combination of vepdegestrant and palbociclib; methods of treating breast cancer with ER mutations; crystalline forms; formulations; manufacturing methods; dosage regimens; drug treatment combinations; and drug-drug interactions in the U.S. and certain foreign jurisdictions. Patents from these additional families, if issued, will expire between 2040 and 2044, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid.

ARV-766

ARV-766 is a PROTAC AR targeting protein degrader for the potential treatment of men with metastatic prostate cancer. As of January 30, 2024, our ARV-766 patent portfolio includes a patent family directed to the ARV-766 composition of matter, which includes an issued U.S. patent and pending applications in certain foreign jurisdictions including Europe, Japan, and China. Any granted patent in this family will expire in 2040, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid. This patent portfolio also includes a pending patent family directed to ARV-766 method of treatment. This additional family, if issued, will expire in 2043, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid.

Bavdegalutamide (ARV-110)

Bavdegalutamide (ARV-110) is a PROTAC AR targeting protein degrader for the potential treatment of men with metastatic prostate cancer. As of January 30, 2024, our bavdegalutamide patent portfolio includes a family with issued composition of matter patents in the U.S. and in foreign jurisdictions including Europe, Japan, and China, as well as pending applications in the U.S. and certain foreign jurisdictions. Any granted patents in this family will expire in 2037, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid. This patent portfolio also includes pending method of treatment applications in the U.S. and certain foreign jurisdictions, which if granted would expire in 2040, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid. In addition, the bavdegalutamide portfolio includes patent families directed to drug treatment combinations, treatment of cancer having somatic AR tumor mutations, crystalline forms, drug formulation, and manufacturing, in the U.S. and certain foreign jurisdictions. These additional families, if issued, will expire between 2041 and 2044, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid.

BCL6

We are developing a BCL6 PROTAC targeting protein degrader for the potential treatment of B-cell malignancies. As of January 30, 2024, our BCL6 patent portfolio includes a composition of matter patent family, which includes pending applications in the U.S. and certain foreign jurisdictions including Europe, China, and Japan, and a method of treatment patent family with pending U.S. and PCT applications. Any granted patents in these families will expire between 2042 and 2044, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid.

LRRK2

We are developing LRRK2 PROTAC degraders, including ARV-102, for the potential treatment of PD, PSP, and other neurodegenerative disorders. As of January 30, 2024, we have one family in our LRRK2 patent portfolio directed, in part, to the composition of matter of ARV-102 that includes pending U.S. and foreign applications, which, if granted, will expire in 2042, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid.

KRAS

KRAS has historically been considered a “undruggable” target due to its lack of deep “pockets” and is associated with poor prognosis and resistance to standards of care in several tumor types. We are developing mutant-specific KRAS G12D degraders. As of January 30, 2024, our KRAS patent portfolio includes a family directed to KRAS G12D degraders that includes pending U.S. and PCT applications, as well as two pending foreign applications. Any granted patents in this family will expire in 2044, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid.

PROTAC Platform

Our PROTAC platform patent estate that we own, and in-license, covers constructs that have ligands for the Von Hippel Lindau, or VHL, E3 ubiquitin ligase, the cereblon, or CRBN, E3 ubiquitin ligase, the inhibitor apoptosis protein, or IAP, E3 ubiquitin ligase, and the human mouse double minute homolog (MDM2) E3 ubiquitin ligase. As of January 30, 2024, the VHL patent portfolio, which we exclusively license from Yale University, includes composition-of-matter patents in the U.S., as well as certain foreign jurisdictions, as well as pending applications in the U.S. and foreign jurisdictions including Europe, China, and Japan. Any granted patents in this family will expire in 2033, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid. As of January 30, 2024, the CRBN patent portfolio that we own includes issued composition of matter patents in Europe China, and Japan, as well as pending applications in the U.S. and certain foreign jurisdictions. Any patents in this family will expire in 2035, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid. As of January 30, 2024, the IAP patent portfolio that we own has pending composition of matter applications in the U.S. and Europe. Any granted patents in this family will expire in 2036, excluding potential patent term extension and potential patent term adjustment, assuming all appropriate maintenance fees are paid.

As of January 30, 2024, the MDM2 patent portfolio that we own includes pending composition of matter applications in the U.S. and Europe. Any granted patents in this family will expire in 2036, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid.

Co-Owned Patent Portfolios

We co-own with Yale University six patent families describing composition of matter claims of PROTAC targeted protein degrader compounds addressing certain discovery and other potential protein targets, and associated methods of use. As of January 30, 2024, one or more U.S. patents have been issued in five of these families, and one or more patents have been issued in certain foreign jurisdictions for two of these families. There are also pending patent applications in the U.S. and certain foreign jurisdictions in five of these families. We also co-own with Yale University a composition of matter patent family that covers constructs that have ligands for the VHL E3 ubiquitin ligase. This family includes issued patents in the U.S and Japan, as well as certain foreign jurisdictions, and pending patent applications in the U.S. and certain foreign jurisdictions. Our rights to these patent applications are governed by the Yale License Agreement described below under Licenses and Strategic Collaborations.

We co-own with Genentech two pending U.S. patent applications and 30 foreign patent applications, as well as three granted foreign patents directed to PROTAC targeted protein degrader compounds addressing a specific protein. Our rights to these patent applications are governed by the Genentech License Agreement described below under Licenses and Strategic Collaborations.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent covering a drug approved by the FDA may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering bavdegalutamide and ARV-471 may be entitled to patent term extensions. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdiction where they are available; however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

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

Trademarks
We own a U.S. service mark registration for PROTAC for pharmaceutical products development of new small molecules aimed at degrading disease-causing cellular proteins for treatment in the fields of oncology, immunology, inflammatory diseases, and central nervous system disorders. We also own a U.S. trademark registration for the mark PROTAC for small molecule products aimed at degrading disease-causing cellular proteins for treatment in the fields of oncology, immunology, inflammatory diseases, and central nervous system disorders. In China, we own a pending application for PROTAC for “quality control; meteorological information; architectural consultancy; dress designing; authenticating works of art; logo design services.”
We also own U.S. trademark and service mark registrations for ARVINAS in word and logo form for pharmaceutical preparations and pharmaceutical products development of cellular proteins for treatment in the fields of oncology, immunology, inflammatory diseases, and central nervous system disorders. The ARVINAS word mark is registered for pharmaceutical products development services in Australia, China, the EU, Japan, Norway, South Korea, and Switzerland, and is pending registration in several other countries. The ARVINAS word mark is also registered for pharmaceutical products in Australia, Brazil, China, Colombia, the EU, Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Norway, Singapore, South Africa, South Korea, Switzerland, Taiwan, and the United Kingdom, and is pending registration in several other countries. The ARVINAS logo mark is registered for pharmaceutical products development services in China, the EU, and the United Kingdom, and is pending registration in several other countries. The ARVINAS logo mark is also registered for pharmaceutical products in the EU, Hong Kong, Mexico, Taiwan, and the United Kingdom, and is pending registration in several other countries.
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
Pursuant to the license agreement, we paid to Yale an upfront payment of $0.1 million. We are responsible for paying Yale an annual license maintenance fee in varying amounts (ranging from the low tens-thousands of dollars to the mid to high tens-thousands of dollars) until the first sale to a third party of any licensed product, which is creditable against our royalty obligations for the given year. As of December 31, 2023, we have paid a total of $0.7 million in license maintenance fees to Yale. We are required to pay Yale, subject to the achievement of specified development and regulatory milestones, payments aggregating up to approximately $3.0 million for the first licensed product and up to approximately $1.5 million for the second licensed product. We are not required to make any milestone payments for any licensed products beyond the first two. As of December 31, 2023, we have paid a total of $0.2 million in milestone payments to Yale. While the agreement remains in effect, we are required to pay Yale low single-digit royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions. Yale is guaranteed a minimum royalty payment amount (ranging from $0.2 million to $0.5 million) for each year after the first sale of a licensed product that results in net sales. The agreement requires that we must also pay Yale a mid-single digit to mid-double digit percentage of certain consideration we receive from a sublicensee for the first licensed product we sublicense. We are also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments made by us to Yale (except patent costs) will be tripled during the pendency of any patent challenge made by us against Yale.
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
In the year ended December 31, 2018, we received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of our technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. We are eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as mid- to high-single digit tiered royalties, which may be subject to reductions, on net sales of PROTAC targeted protein degrader-related products. Pfizer selected additional targets and initiated additional services totaling $1.0 million and $3.5 million in December 2022 and 2021, respectively.

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
Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront, non-refundable payment of $17.5 million in August 2019. In addition, we received an additional $12.0 million in research funding payments from Bayer from inception through 2023. We are also eligible to receive up to $197.5 million in development milestones and up to $490.0 million in sales-based milestones for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.

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
Bayer Joint Venture
In July 2019, we, Bayer and Bayer CropScience LP, or BCS, formed a joint venture, Oerth Bio, initially a Delaware limited liability company. We and BCS each received an initial ownership interest in Oerth Bio representing 50% of the ownership interests. Oerth Bio was formed for the purpose of researching, developing and commercializing PROTAC targeted protein degraders, or PROTAC Products, for applications in the field of agriculture. A 15% ownership interest of Oerth Bio was reserved for the future grant of incentive units to employees and service providers of Oerth Bio and, as a result, the Company's ownership interest totaled 45.0%, 46.5% and 48.4% as of December 31, 2023, 2022 and 2021, respectively, as a result of vested incentive units.
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
In December 2022, in connection with the conversion of Oerth Bio from a limited liability company to a corporation, we, BCS and Oerth Bio terminated the Option Agreement and the commitment agreement, amended and restated the Arvinas IP Contribution Agreement and BCS Contribution Agreement, and BCS also amended the LLC Agreement.
Pfizer ARV-471 Collaboration Agreement
In July 2021, we entered into a collaboration agreement with Pfizer, or the ARV-471 Collaboration Agreement, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound vepdegestrant (ARV-471), or the Licensed Products.
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

Our platform and product focus is the discovery and development of protein degradation therapies using our small molecule PROTAC targeted protein degraders. Other companies researching chimeric small molecules for protein degradation include Accutar Biotechnology, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Kymera Therapeutics, Inc., Nurix Therapeutics, Inc. and Proteovant Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical or clinical investments in this field, including AbbVie Inc., Amgen Inc., AstraZeneca plc, Boehringer Ingelheim, Bristol Myers Squibb Company, GlaxoSmithKline plc, Genentech, Novartis AG and Sanofi. Since 2020, some of these biotechnology and pharmaceutical companies have announced the initiation of clinical trials for targeted protein degraders. Additionally, other novel targeting mechanisms could ultimately address similar patient populations, such as CYP11A1 inhibitor (which is being developed by Orion Corporation in collaboration with Merck & Co., Inc.) and an AR N-Terminal Domain inhibitor (which his being developed by ESSA Pharma Inc.) in prostate cancer. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, or gene therapies.
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
Commercialization Plans
We have not yet established our own commercial organization or distribution capabilities because our product candidates are still in preclinical and clinical development. Other than our discovery collaboration agreements, we have retained commercialization rights for all of our development programs including global co-commercialization rights for vepdegestrant (ARV-471) through our collaboration with Pfizer. If any of our product candidates receive marketing approval, we will need to develop a plan to commercialize them in the United States and other key markets. We have begun to build our own focused, specialized sales, marketing, and market access organization to support the commercialization of our product candidates in the United States for which we receive marketing approval and that can be commercialized with such capabilities, including through the hiring of John Northcott as Chief Commercial Officer in 2022 and other team members throughout 2023. We expect to continue to build out this organization. We expect to utilize a variety of types of collaboration, co-promotion, distribution and other marketing arrangements with one or more third parties to commercialize our product candidates in markets outside the United States or for situations in which a larger sales and marketing organization is required.
As product candidates advance through our pipeline, our commercial plans may change. In particular, some of our research programs target potentially larger indications. Data, the size of the development programs, the size of the target market, the size of a commercial infrastructure and manufacturing needs may all influence our strategies in the United States, Europe and the rest of the world.
Manufacturing and Supply
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on third-party contract manufacturing organizations, or CMOs, for both drug substance and finished drug product as well as for the synthesis of compounds in our preclinical research and development activities. We have engaged third-party manufacturers to supply the drug substances and building blocks for those substances for vepdegestrant (ARV-471), ARV-766 and bavdegalutamide (ARV-110). We have also engaged third-party manufacturers to develop and manufacture finished drug product for vepdegestrant (ARV-471), ARV-766 and bavdegalutamide (ARV-110) that we are using and plan to use in our ongoing and planned Phase 1/2 and pivotal clinical trials. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements. Under the terms of our collaboration, we expect Pfizer to manufacture commercial supply of vepdegestrant (ARV-471).

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
•preparation and submission to the FDA of a new drug application, or NDA, for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture controls, or CMC, for the product candidate and proposed labeling for one or more proposed indication(s);
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
Prior to or following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. The FDA imposes clinical holds whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or CMC. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.
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
Once an IND application takes effect, the sponsor of the IND may amend the application as needed to ensure that the clinical investigations are conducted according to protocols included in the IND. The FDA has indicated that sponsors are expected to submit amendments for new protocols or changes to existing protocols before implementation of the respective changes. New studies may begin, however, when the sponsor has submitted the change to FDA for its review and the new protocol or changes to the existing protocol have been approved by the IRB with the responsibility for review and approval of the studies
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated check points based on certain available data from the study to which only the DSMB may access. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.
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
There is no obligation for a sponsor to make its drug products available for expanded access. However, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy available. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy. We received Fast Track designation for bavdegalutamide for mCRPC in 2019 and for vepdegestrant for ER+/HER2- breast cancer in the first quarterly of 2024.
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
In some cases, the FDA may approve an NDA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are also referred to as post-marketing clinical trials. These studies are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further document a clinical benefit in the case of drugs approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials.

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.
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
Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although the FDA has historically not enforced these reporting requirements due to the Department of Health and Human Services’, or HHS’s, long delay in issuing final implementing regulations, , FDA has issued several pre-notices for voluntary corrective action and several notices of non-compliance during the past two years. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation.

Clinical Studies Outside the United States in Support of FDA Approval
In connection with our clinical development program, we may conduct trials at sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of U.S. approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.
In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

Interactions with the FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, a sponsor is given the opportunity to meet with the FDA at certain points in the clinical development program. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings as well as end of phase meetings, such as end of phase 2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. A type D meeting is focused on a narrow set of issues and should not require input from more than 3 disciplines or Divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.
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
The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the U.S. prior to being imported or offered for import into the U.S.
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
The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The FDA is required to to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. . In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.
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
Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation intended for a non-cancer indication , although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional Orphan Drug Designations for rare pediatric subpopulations of what is otherwise a common disease. Further, Section 505B of the FDCA, as amended by the FDA Reauthorization Act of 2017, requires that any original NDA or biologics license application, or BLA, submitted on or after August 18, 2020, for a new active ingredient, must contain reports on the molecularly targeted pediatric cancer investigation, unless the requirement is waived or deferred, if the drug that is the subject of the application is: (1) intended for the treatment of an adult cancer, and (2) directed at a molecular target that the Secretary determines to be substantially relevant to the growth or progression of a pediatric cancer in accordance with FDA guidance. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.
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

The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2024 is $4.0 million for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual prescription drug product program fee, which for federal fiscal year 2024 is approximately $416,734. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

Following submission of an NDA, the FDA conducts a preliminary review of the application within 60 calendar days of its receipt and it must inform the sponsor by that time or before whether the application is sufficiently complete to permit substantive review. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File determination to the sponsor. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

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
Expedited Review Programs
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

•With the passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA or biologics license application after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

•In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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
The FDA’s Decision on an NDA

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the drug is safe and effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation, and a senior FDA official makes a decision.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. With passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.
Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
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
•the FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
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

In March 2010, President Obama signed into law the ACA. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act.

The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. The U.S. Supreme Court, on June 17, 2021, dismissed an action challenging the constitutionality of the ACA after finding that the plaintiffs do not have standing to bring the action. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Pharmaceutical Price Reforms
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

In addition, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation.

Further, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022, or IRA, has been delayed by Congress to January 1, 2032.

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

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas Pharma Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis AG, AstraZeneca PLC and C.H. Boehringer Sohn AG & Co. KG, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

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

Federal and State Data Privacy and Security Laws

There are multiple privacy and data security laws that may impact our business activities, in the U.S. and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under HIPAA, HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them.

Our clinical trials will be regulated by HIPAA’s Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

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

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states (including Vermont) are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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

Non-clinical Studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the GLP principles as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
Clinical Trial Approval

On January 31, 2022, the Clinical Trials Regulation (EU) No 536/2014, or CTR, became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, is only required to submit a single application for approval. The submission is made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

Beyond streamlining the process, the new regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, which we refer to as the Member States concerned. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the CTR.

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

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EU Clinical Trials Register.
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

On February 27, 2023, the United Kingdom government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom In particular, the MHRA will be responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britian and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single United Kingdom -wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the UK The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the United Kingdom government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (HMR) is the primary legal instrument for the regulation of medicines in the UK The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.

EU laws which have been transposed into United Kingdom law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the (EU) Clinical Trials Regulation will not be applicable in GB. Since a significant proportion of the regulatory framework for pharmaceutical products in the UK covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, MAs, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide MAs from the EMA, and a separate MA will be required to market our product candidates in the United Kingdom. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA.

General Data Protection Regulation
There are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or the EEA, and the processing of personal data that takes place in the EEA, is subject to the EU’s GDPR which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.
Following the Court of Justice of the European Union decision, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision in July 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. As with other issues related to Brexit, there are open questions about how personal data will be protected in the United Kingdom and whether personal information can transfer from the EU to the United Kingdom. Following the withdrawal of the United Kingdom from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR, although these transfers currently are permitted by an adequacy decision from the European Commission. The United Kingdom government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the EU to the United Kingdom, although this decision may be re-evaluated in the future. The United Kingdom and the U.S. have also agreed to a U.S.- United Kingdom “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the United Kingdom to the U.S. In addition to the United Kingdom, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the U.S.). Any changes or updates to these developments have the potential to impact our business.

Beyond the GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow the GDPR as a model, other laws contain different or conflicting provisions.

These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products.
Employees and Human Capital Management
As of December 31, 2023, we had approximately 445 full-time employees. Of these full-time employees, approximately 350 employees were engaged in research and development activities, with over 300 employees possessing advanced degrees, and approximately 95 employees were engaged in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that we maintain good relations with our employees.
We recognize that identifying, attracting, incentivizing, integrating, retaining and promoting talented employees is vital to our success, particularly as we continue to grow. We aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation, including equity incentive compensation, and comprehensive benefits that provide resources to help employees manage their health, finances and life outside of work. As of December 31, 2023, and for the last several years, our company turnover rate was and has been lower than the industry market average.
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
We are also committed to diversity, equality and inclusion and we are committed to increasing representation of under-represented populations at our company, particularly in leadership roles. Over the last two years we have made conscious hiring decisions to significantly grow the number of women and diverse employees, particularly in positions of Director or above. In addition, as of December 31, 2023, six members of our board of directors identify as female and/or from a diverse racial and ethnic group.
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
We also believe in the importance of our employees engaging in our community. In 2023, we hosted our second annual IMPACT day, a company-wide community service day benefiting organizations in the Greater New Haven area. Giving back to the communities in which we work and live is an integral part of our corporate values and over half of our employees participated in person or virtually. The activities selected support important priorities for Arvinas, including science, technology, engineering, and math (STEM) initiatives, and the Greater New Haven and patient communities.

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
Our net losses totaled $367.3 million, $282.5 million and $191.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $1,332.7 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•continue our ongoing and planned clinical trials for vepdegestrant (ARV-471) for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer, ongoing and planned clinical trials for ARV-766 for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC, and ongoing clinical trails for bavdegalutamide, also for the treatment of men with mCRPC;
•initiate Phase 1 clinical trials for ARV-393, our PROTAC protein degrader designed to target the BCL6 protein, and ARV-102, our PROTAC degrader designed to target the LRRK2 protein;
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
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our ongoing and initiate our planned clinical trials of vepdegestrant (ARV-471), ARV-766, ARV-393 and ARV-102, in addition to our ongoing bavdegalutamide (ARV-110) clinical trials, advance our other oncology and neurodegenerative programs and continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms or not at all, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We had cash, cash equivalents, restricted cash and marketable securities of approximately $1.3 billion as of December 31, 2023. We believe that our cash, cash equivalents, restricted cash and marketable securities as of December 31, 2023 will enable us to fund our planned operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our ongoing and planned clinical trials for vepdegestrant (ARV-471) and ARV-766 and any future clinical development of vepdegestrant and ARV-766 and our ongoing clinical trails for bavdegalutamide;
•the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs, including ARV-393 and ARV-102;
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
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•our ability to establish additional collaboration arrangements with other biotechnology; or
•pharmaceutical companies on favorable terms, if at all, or enter into license, marketing and royalty arrangements, and similar transactions for the development or commercialization of our product candidates.
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

In addition, as a business with limited operating experience and no history of revenue-generating commercial activity, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
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
Changes in tax law may adversely affect our business or financial condition. The Tax Cuts and Jobs Act of 2017, commonly referred to as the TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, significantly revises the U.S. Internal Revenue Code of 1986, as amended, or the Code. The TCJA contains, among other things, significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and the limitation of the deduction for net operating losses to 80% of current-year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). In addition, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years or 15 years (for expenditures attributable to foreign research).

In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The Inflation Reduction Act, or IRA, was also signed into law in August 2022. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded corporations. The 1% excise tax generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the TCJA, the IRA, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the IRA, and additional tax legislation.
In the future, we might not be able to utilize a significant portion of any net operating loss carryforwards and research and development tax credit carryforwards we may have.
As of December 31, 2023, we had $235.9 million of federal net operating loss carryforwards, $250.0 million of state and local net operating loss carryforwards, $29.1 million federal tax credit carryforwards and $18.7 million of state tax credit carryforwards. To the extent they expire unused, these net operating loss and tax credit carryforwards will not be available to offset our future income tax liabilities. Federal net operating loss carryforwards may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income in the year in which carryforwards are used.
In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and research and development tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing and any future net operating losses could expire or otherwise become unavailable to offset future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes.
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
All of our product candidates are in clinical or preclinical development. We are developing vepdegestrant (ARV-471) for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer and have been developing ARV-766 and bavdegalutamide for the treatment of men with metastatic castration-resistant prostate cancer, and we plan to initiate clinical development for ARV-393 and ARV-102 in the first half of 2024. Additional product candidates are still in preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:
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
•establishing sales, marketing, market access and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
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
•unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as the recent COVID-19 pandemic, in or around the countries in which we conduct our clinical trials, could delay the commencement or timing of completion of our clinical trials;
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
Further, cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our current clinical trials for vepdegestrant (ARV-471), ARV-766 and bavdegalutamide are in both first- and second-line settings. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
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
The results of preclinical studies may not be predictive of the results of clinical trials, and the results of early-stage clinical trials may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our ongoing early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of the ongoing and planned clinical trials of vepdegestrant (ARV-471), and ARV-766, ARV-303, the ongoing clinical trials of bavdegalutamide, and the planned clinical trials of ARV-102, may not be predictive of the results of any future clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our current or future preclinical studies and clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.
Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we have published and may in the future publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, the initial safety, tolerability, pharmacokinetic and efficacy data that we have disclosed in connection with our ongoing clinical trials of vepdegestrant (ARV-471), ARV-766 and bavdegalutamide (ARV-110) may not be indicative of the full results of those trials obtained upon completion. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we are conducting several clinical trials of vepdegestrant (ARV-471), ARV-766, bavdegalutamide (ARV-110) and planning clinical trials for ARV-471, ARV-766, ARV-393 and ARV-102. We cannot predict how difficult it will be to enroll patients for trials in these indications. Therefore, our ability to identify and enroll eligible patients for our clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:
•the prevalence and severity of the disease under investigation;
•the eligibility criteria for the trial in question;
•the requirements of the trial protocols;
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

For example, in April 2020, we announced that, as a result of the COVID-19 pandemic, two trial sites for our ongoing Phase 1/2 clinical trial of bavdegalutamide had publicly announced pauses in patient enrollment for clinical trials, including our trials. In addition, one trial site for our ongoing Phase 1/2 clinical trial of ARV-471 had a pause in patient enrollment for clinical trials, including our trial. We also experienced a short delay in the enrollment for one cohort of one of our vepdegestrant (ARV-471) trials as a result of screening slowdowns attributable to COVID-19. In addition, we may engage in conversations with regulators regarding clinical trial protocols, which could result in delays to our anticipated timing to enroll patients in our studies.

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
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, in 2023, we announced that we plan to prioritize the initiation of a Phase 3 clinical trial with ARV-766 in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, marketing or other royalty arrangements or similar transactions in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We are developing and plan to continue to develop our product candidates in combination with other drugs. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs, or revoke their approval of such drugs, or if safety, efficacy, manufacturing or supply issues arise with the drugs we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or market our products.
We are currently conducting clinical trials of vepdegestrant (ARV-471), ARV-766, and bavdegalutamide (ARV-110) and intend to conduct other clinical trials for each of vepdegestrant (ARV-471) and ARV-766 and potentially other product candidates, in combination with other therapies. We did not develop or obtain marketing approval for, nor do we manufacture or sell, any of the currently approved drugs that we are or may study in combination with vepdegestrant (ARV-471), ARV-766 or bavdegalutamide (ARV-110). If the FDA or similar regulatory authorities outside of the United States revoke their approval of the drug or drugs in combination with which we determine to develop vepdegestrant (ARV-471) or ARV-766 we will not be able to market vepdegestrant (ARV-471) or ARV-766 in combination with such revoked drugs.
If safety or efficacy issues arise with any of these drugs, we could experience significant regulatory delays, and the FDA or similar regulatory authorities outside of the United States may require us to redesign or terminate the applicable clinical trials. If the drugs we use are replaced as the standard of care for the indications we choose for vepdegestrant (ARV-471) or ARV-766, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. In addition, if manufacturing or other issues result in a shortage of supply of the drugs with which we determine to combine with vepdegestrant (ARV-471) or ARV-766, we may not be able to complete clinical development of vepdegestrant (ARV-471) or ARV-766 on our current timeline or at all.
Even if vepdegestrant (ARV-471) or ARV-766 were to receive marketing approval or be commercialized for use in combination with other existing drugs, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the drug used in combination with vepdegestrant (ARV-471) or ARV-766 or that safety, efficacy, manufacturing or supply issues could arise with these existing drugs. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our other product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.
We plan to conduct clinical trials for our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We plan to conduct clinical trials of our product candidates outside the United States, including our planned Phase 3 trial for ARV-766 in mCRPC and planned Phase 1 trial for ARV-102. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

We are aware of several biotechnology companies focused on developing chimeric small molecules for protein degradation including Accutar Biotechnology, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Kymera Therapeutics, Inc., Nurix Therapeutics, Inc. and Proteovant Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including AbbVie Inc., Amgen Inc., AstraZeneca plc, Boehringer Ingelheim, C.H., Bristol Myers Squibb Company, GlaxoSmithKline plc, Genentech, Novartis AG and Sanofi. Since 2020, some of these biotechnology and pharmaceutical companies have announced the initiation of clinical trials for targeted protein degraders. Additionally, other novel targeting mechanisms could ultimately address similar patient populations, such as CYP11A1 inhibitor (which is being developed by Orion Corporation in collaboration with Merck & Co., Inc.) and an AR N-Terminal Domain inhibitor (which is being developed by ESSA Pharma Inc.) in prostate cancer.
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
Risks Related to Dependence on Third Parties
If our collaboration with Pfizer is not successful, we may not be able to capitalize on the market potential of vepdegestrant (ARV-471).
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
We currently rely and expect to continue to rely on third-party CROs to conduct our ongoing and planned clinical trials. We currently do not plan to independently conduct any clinical trials of vepdegestrant (ARV-471) and ARV-766 or of our other product candidates, including ARV-393 and ARV-102 and have not independent conducted any clinical trials of our product candidates, including bavdegalutamide, to date. Agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.
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
Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Some of our manufacturers are based outside of the United States, including the manufacturers of the building blocks for our drug substances which are based in China and India. For example, as a result of the recent COVID-19 pandemic, in the first quarter of 2020, the production of certain building blocks for the drug substance used in the manufacture of ARV-471 was delayed at one of our China-based manufacturers. While this production delay did not delay the overall clinical development of our product candidates, other delays in the manufacture of building blocks, drug substance or drug products for our product candidates could arise, which could have a material adverse effect on our clinical development.

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
Though we are working to build, we do not currently have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of biopharmaceutical products. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaboration or other arrangements with third parties.
We currently expect that we would continue to build our own focused, specialized sales, marketing and market access organization to support the commercialization of our product candidates in the United States for which we receive marketing approval and that can be commercialized with such capabilities. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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
Further, under the Pediatric Research Equity Act, or PREA, an NDA, or supplement to an NDA for certain drugs and biological products must contain data to assess the safety and effectiveness of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Pediatric Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.
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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The United Kingdom and EU have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the United Kingdom market), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.
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

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In addition, disruptions may result also events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.
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

These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA, including the Fast Track designation we received in May 2019 for bavdegalutamide for mCRPC and the Fast Track designation we received in the first quarter of 2024 for vepdegestrant for ER+/HER2- breast cancer. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory oversight.

Even if we obtain any regulatory approval for our product candidates, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storing, advertising, promoting, sampling, record‑keeping and submitting safety and other post‑market information. Any regulatory approvals that we receive for our product candidates also may be subject to a Risk Evaluation and Mitigation Strategy, or REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for potentially costly post‑marketing testing, including post-marketing clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the NDA. FDA guidance advises that patients treated with some types of gene therapy undergo follow‑up observations for potential adverse events for as long as 15 years. The holder of an approved NDA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the NDA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or such regulatory authority disagrees with the promotion, marketing or labeling of that product, the regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If we fail to comply with applicable regulatory requirements following approval of any of our product candidates, a regulatory authority may:

•issue a warning letter asserting that we are in violation of the law;
•seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
•suspend or withdraw regulatory approval;
•suspend any ongoing clinical trials;
•refuse to approve a pending NDA or comparable foreign marketing application, or any supplements thereto, submitted by us or our collaboration partners;
•restrict the marketing or manufacturing of the product;
•seize or detain the product or otherwise require the withdrawal of the product from the market;
•refuse to permit the import or export of products; or
•refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and adversely affect our business, financial condition, results of operations and prospects.

Further, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the U.S. Among other determinations, the district court held that plaintiffs were likely to prevail in their claim that FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.

On April 12, 2023, the U.S. District Court for the Northern District of Texas’s decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the U.S. Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to or the U.S. Supreme Court. The U.S. Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The U.S. Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the U.S. Court of Appeals for the Fifth Circuit did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that asked the U.S. Supreme Court to review the U.S. Court of Appeals for the Fifth Circuit’s decision. On December 13, 2023, the U.S. Supreme Court granted these petitions for writ of certiorari for the U.S. Court of Appeals for the Fifth Circuit’s decision.

In addition, FDA policies, and those of equivalent foreign regulatory agencies, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would harm our business, financial condition, results of operations and prospects.

The FDA, EMA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

Violations of the Federal Food, Drug, and Cosmetic Act, or the FDCA, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws. Failure to comply with regulatory requirements, may yield various results, including:

•restrictions on such products, manufacturers or manufacturing processes;
•restrictions or warnings on the labeling or marketing of a product;
•restrictions on product distribution or use of a product;
•requirements to conduct post-marketing studies or clinical trials;

•warning letters or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of our products;
•product seizure or detention;
•injunctions or the imposition of civil or criminal penalties;
•damage to relationships with any potential collaborators;
•unfavorable press coverage and damage to our reputation; or
•litigation involving patients using our products.

Similar restrictions apply to the approval of our products in the European Union. The holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products.

If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

If the FDA or comparable foreign regulatory authorities approve generic versions of any of our future drug products that receive marketing approval through the NDA pathway, or such authorities do not grant such future products appropriate periods of data exclusivity before approving generic versions of our products, our sales could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains an active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical trials, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application.

Generic drug manufacturers may seek to launch generic products following the expiration of any applicable exclusivity period we obtain if our product candidates are approved, even if we still have patent protection for such product candidates. Competition that any such product candidates of ours may face from generic versions of such products could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we may make in those product candidates.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
We are subject to international data privacy and protection laws and regulations that apply to our collection, transmission, storage and use of personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information, including HIPAA. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.
If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
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
Certain other U.S. state laws impose similar privacy obligations, and we also anticipate that more U.S. states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new U.S. federal and U.S. state-level privacy legislation and in some states efforts to pass comprehensive privacy laws have been successful. For example, in addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states (including Vermont) are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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

As a response to the CJEU decision, President Joe Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted These changes include, the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031. Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It was originally set to go into effect on January 1, 2022, but has been delayed by Congress to January 1, 2032.

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
On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas Pharma Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis AG, AstraZeneca plc and C.H. Boehringer Sohn AG & Co. KG, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
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

In other jurisdictions, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our products and/or product candidates could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more product candidates, and there could be a material adverse effect on our business.
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
•managing our internal development efforts effectively, including the clinical and FDA review process for vepdegestrant (ARV-471), ARV-766 and any product candidate we develop, while complying with our contractual obligations to contractors and other third parties, including our partners and collaborators; and
•improving our managerial, operational and financial controls, reporting systems and procedures.
Our future financial performance and our ability to advance the development of and, if approved, commercialize vepdegestrant (ARV-471), ARV-766 and any other product candidate we develop will depend, in part, on our ability to effectively manage any future growth. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our internal computer systems and those of our collaborators, contractors, consultants and other third parties are vulnerable to cyber attacks, cyber intrusions and security breaches, which would not only materially disrupt our business operations and result in the loss of confidential information, but also damage the integrity of our clinical trials, impact our regulatory filings, compromise our ability to protect our intellectual property, and subject us to regulatory actions that could result in significant fines or other penalties.
Our internal computer systems and those of any collaborators, contractors, consultants or other third parties that we work with, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. In recent years, cyber-attacks have increased in their frequency, sophistication and intensity, and have become increasingly difficult, time consuming and costly to detect and we have experienced certain attacks, though minor, related to third party vendors. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. These types of incidents continue to be prevalent and pervasive across industries, including in our industry. In addition, we expect information security risks to continue to increase due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors.
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, process, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches, ransomware, phishing, and other cyber-attacks.
While we have not experienced any material system failure, accident or security breach to date, if such an event were to occur, or if we were unable to implement satisfactory remedial measures, it could result in diversion of management's attention and a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be materially harmed and the further development and commercialization of our product candidates could be delayed.
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
•general economic, industry and market conditions, including geopolitical conflicts, inflation and high interest rates; and
•the other factors described in this “Risk Factors” section.
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
Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 44% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence or control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence or control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:
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
In November 2023, in a private placement with certain institutional accredited investors, we issued an aggregate of 12,963,542 shares of our common stock and, to one investor, pre-funded warrants to purchase 3,422,380 shares of our common stock. On December 8, 2023, we filed a registration statement on Form S-3 covering the resale of these shares.
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
We currently have on file with the SEC a universal shelf registration statement on Form S-3 which allows us to offer and sell registered common stock, preferred stock, debt securities, depository shares, units and/or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale.
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Company, or Piper Sandler, and Cantor Fitzgerald & Co., or Cantor, as agents, pursuant to which we we sold 1,449,275 shares of common stock in at-the-market offerings, resulting in net proceeds of approximately $36.0 million. In November 2023, we amended and restated the Equity Distribution Agreement with Piper Sandler and Cantor, pursuant to which we may offer and sell from time to time, through the agents, up to an additional approximately $262.8 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the year ended December 31, 2023, since the amendment and restatement of the agreement, no shares were issued under this agreement.

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
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 1C. Cybersecurity.
We have processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to provide protection for our information assets and operations from internal and external cyber threats, including protecting employee and patient information from unauthorized access or attack, as well as secure our networks and systems. These processes include physical, procedural and technical safeguards, response plans, regular tests on our systems, incident simulations and routine reviews of our policies and procedures to identify risks and enhance our practices. As part of our overall risk mitigation strategy, we also maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches. We have engaged external parties, including consultants, computer security firms and risk management, and governance experts, to enhance our cybersecurity oversight. We also employ processes to identify material risks from cybersecurity threats associated with our use of third-party service providers.
The Company does not believe there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition.
Our Audit Committee of our Board of Directors, or the Audit Committee, provides direct cybersecurity risk oversight, and provides regular updates to the Board of Directors regarding such oversight. The Audit Committee receives quarterly updates from management and the Cybersecurity Board, as discussed in further detail below, regarding cybersecurity matters, and is notified between such updates regarding significant new cybersecurity threats or incidents.
We have a cross-functional Cybersecurity Board led by our Vice President of Information Technology & Corporate Projects serving as the chair and consisting of executive-level and non-executive level leaders, including among others, our Chief Financial Officer. This board is responsible for reviewing, engaging and making decisions related to the execution and continuous improvement of cybersecurity strategy, processes and governance impacting our information systems, employees, partners and patients. Our Vice President of Information Technology & Corporate Projects leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Our Vice President of Information Technology & Corporate Projects is an experienced senior leader with more than 20 years of experience in information technology within the pharmaceutical industry leading a team of employee and consultants with a breadth of experience including security management experience along with CISSP certification.
In an effort to deter and detect cyber threats, we periodically provide our workforce, including all employees and contingent staff, with a privacy, data protection, cybersecurity and incident response, and prevention education and awareness program, which includes annual and supplemental training covering timely and relevant topics, such as social engineering, phishing, password protection, confidential data protection, asset use, and mobile security, and educates employees on the importance of reporting all incidents immediately. In addition, we perform monthly phishing test campaigns to reinforce identification and reporting training. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs. Lastly, we perform annual vulnerability assessments, conducted by independent, third-party cybersecurity firms.

Item 2. Properties.
We lease approximately 66,000 square feet of office and laboratory space in New Haven, Connecticut under leases, as amended, that expire in December 2024. In May 2021, we entered into a lease, which was amended in August 2022, for approximately 160,000 square feet of office and laboratory space in New Haven, Connecticut which we expect to begin occupying in 2025. We believe that our facilities are sufficient to meet our current needs and that suitable additional or alternative space will be available as and when needed on commercially reasonable terms for our future growth.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “ARVN” since September 27, 2018 in connection with our initial public offering. Prior to that time, there was no public market for our common stock.
Holders
As of February 20, 2024, there were approximately 35 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
Recent Sales of Unregistered Securities
We did not issue any securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during the year ended, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.
Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.
Performance Graph
The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Nasdaq Composite Index and the Nasdaq Biotechnology Index from December 31, 2018 through December 31, 2023. The graph assumes an investment of $100 on December 31, 2018 in our common shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes that any dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance. The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100

Arvinas, Inc.
Nasdaq Composite Index
Nasdaq Biotechnology Index
800
700
600
500
400
300
200
100
0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023

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
Overview
Our Business
We are a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies that degrade disease-causing proteins. We use our PROTAC Discovery Engine, our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, that are designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. We have a robust preclinical pipeline of PROTAC protein degraders targeting a broad range of intracellular disease targets, including those representing proteins that currently cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in areas of unmet need, including oncology (including immuno-oncology), neuroscience and other therapeutic areas. We and our collaborators have initiated programs across multiple therapeutic areas with the goal of developing and delivering life-changing therapies to patients in need. We have three investigational clinical stage programs: Vepdegestrant (ARV-471), a novel PROTAC estrogen receptor, or ER, protein degrader for the treatment of patients with locally advanced or metastatic ER positive / human epidermal growth factor receptor 2, or HER2, negative, or ER+/HER2-, breast cancer and ARV-766 and bavdegalutamide (ARV-110), each an oral PROTAC protein degrader that targets the androgen receptor protein, or AR, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. We also have two preclinical product candidates: ARV-393, a PROTAC degrader designed to target the BCL6 protein, and ARV-102, a PROTAC degrader designed to target the LRRK2 protein. In addition to the programs above and our early-stage collaborations with Pfizer, Inc., or Pfizer, Genentech, Inc. and F. Hoffmann-La Roche Ltd, collectively referred to as Genentech, and Bayer AG, or Bayer (each of which are discussed below), we are conducting exploratory research and development work on multiple other undisclosed targets.
Estrogen Receptor Program: Vepdegestrant (ARV-471)
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
We, along with Pfizer, have several ongoing clinical trials of vepdegestrant, designed to potentially position vepdegestrant as a backbone ER-targeting therapy in breast cancer, including:
•VERITAC-2, a Phase 3 second-line clinical trial of vepdegestrant as a monotherapy, for which we are currently enrolling patients;
•Study lead-in of VERITAC-3, a Phase 3 first-line clinical trial of vepdegestrant in combination with IBRANCE® (palbociclib), for which we are currently enrolling patients;
•VERITAC, a Phase 2 second-line dose expansion clinical trial of vepdegestrant as a monotherapy, for which enrollment of patients is complete, for which we are currently enrolling patients;
•TACTIVE-N, a Phase 2 clinical trial of vepdegestrant as a monotherapy in the neoadjuvant setting, to inform a potential adjuvant trial, for which enrollment of patients is complete;
•TACTIVE-U, a Phase 1b/2 clinical trial of vepdegestrant in combination with multiple targeted therapies including abemaciclib, ribociclib and Carrick Therapeutics, Inc.'s, or Carrick, CDK7 inhibitor, samuraciclib, for which we are currently enrolling patients;
•TACTIVE-E, a Phase 1 clinical trial of vepdegestrant in combination with everolimus, for which we are currently enrolling patients, for which enrollment of patients is complete; and
•TACTIVE-K, a Phase 1b/2 clinical trial of vepdegestrant in combination with Pfizer's CDK4 inhibitor (PF-07220060), for which we are currently enrolling patients.
We, along with Pfizer, also are planning additional clinical trials of vepdegestrant, pending health regulatory feedback on these clinical trials expected in the second half of 2024, including:
•a new first line Phase 3 clinical trial of vepdegestrant in combination with Pfizer's CDK4 inhibitor (PF-07220060); and
•a new second line Phase 3 clinical trial of vepdegestrant in combination with palbociclib and potentially other CDK4/6 inhibitors.

Additional detail regarding each of these trials is included below and in Part I, Item 1. Business of this Annual Report on Form 10-K.
In the first quarter of 2023, we and Pfizer gained alignment with the U.S. Food and Drug Administration, or the FDA, on an approach for VERITAC-3 and in the second quarter of 2023, we, along with Pfizer, initiated the study-lead in of the VERITAC-3 Phase 3 clinical trial in combination with palbociclib as a first-line treatment in patients with ER+/HER2- locally advanced or metastatic breast cancer. Moving forward, we expect to continue enrollment in the study-lead in of the VERITAC-3 Phase 3 clinical trial to evaluate the dose of palbociclib (100 mg or 75 mg) in combination with 200 mg of vepdegestrant once daily. The objective of this trial is to select a dose of palbociclib (100 mg or 75 mg) that, when dosed with 200 mg of vepdegestrant, results in a similar exposure and safety profile as palbociclib 125 mg in combination with aromatase inhibitors. This approach follows the analysis of data from the ongoing Phase 1b/2 ARV-471-mBC-101 combination trial of vepdegestrant with palbociclib, in which an increase in palbociclib exposure was observed relative to historical palbociclib pharmacokinetic data.

In the second quarter of 2023, we evaluated and announced preliminary data from Part C of the ongoing Phase 1b/2 clinical trial of vepdegestrant. Preliminary results from the Part C dose escalation trial (November 2022 data cutoff from the Phase 1b combination of vepdegestrant with palbociclib at 125 mg) demonstrated an observed clinical benefit rate, or CBR (rate of confirmed complete response, confirmed partial response, or stable disease ≥24 weeks), of 60.7% (95% CI, 40.6 – 78.5) across all dose cohorts (17 of 28 CBR-evaluable patients; patients are CBR-evaluable if they received their first dose >24 weeks prior to the cut-off). In the fourth quarter of 2023, we presented, with Pfizer, updated data (data cutoff of June 6, 2023) from the Phase 1b trial assessing vepdegestrant in combination with palbociclib, at the San Antonio Breast Cancer Symposium, or SABCS. These data demonstrated a CBR of 63%, (95% CI: 47.5–76.8), or 29/46 patients; at the RP3D of 200 mg (n=21), the CBR was 67% (95% CI: 43.0 – 85.4), or 14/21 patients, an ORR in evaluable patients with measurable disease at baseline (n=31) of 42% (95% CI: 24.5–60.9), or 13/31 patients; at the RP3D of 200 mg (n=15), the ORR was 53% (95% CI: 26.6 – 78.7) and median PFS of 11.1 months 95% CI: 8.2 – NE); 22 of 46 patients across all doses had progression events by time of data cutoff. These data,including the differences in patients with mutant ESR1 or wild-type ESR1 tumors, are discussed in more in Part I, Item 1. Business and below.

Also in the second quarter of 2023, we presented vepdegestrant preclinical data at the American Association for Cancer Research, or AACR, annual meeting that demonstrated the potential utility of vepdegestrant as an endocrine therapy backbone for combination with other targeted agents in early and late-stage ER+/HER2- breast cancer and the potential mechanisms of acquired resistance to vepdegestrant that may be associated with alterations within Receptor Tyrosine Kinase/MAPK signaling pathways rather than ER signaling or E3 ligase machinery.

In addition, in the second quarter of 2023, we announced the inclusion of vepdegestrant in the I-SPY-2 (Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging And moLecular Analysis 2) Endocrine Optimization Platform trial sponsored by Quantum Leap. The I-SPY-2 trial was designed to include a vepdegestrant monotherapy arm and a vepdegestrant plus letrozole arm. We were also awarded Innovation Passport Designation for vepdegestrant by the U.K. Innovative Licensing and Access Pathway Steering Group in the third quarter of 2023.

We entered into a collaboration agreement with Pfizer and Carrick to evaluate samuraciclib in combination with vepdegestrant as part of the TACTIVE-U study in the second quarter of 2023. In the third quarter of 2023, we received a Study May Proceed letter from the FDA for the planned Phase 1b/2 clinical trial evaluating vepdegestrant in combination with Pfizer's CDK4 inhibitor, and we and Pfizer initiated this trial in the fourth quarter of 2023. We also initiated an additional arm of the Phase 1b combination umbrella trial with Carrick's CDK7 inhibitor in the first quarter of 2024.

In the fourth quarter of 2023, at the European Society for Medical Oncology, or ESMO, we presented updated dose escalation data from the Phase 1/2 clinical trial with vepdegestrant showing continued strong anti-tumor activity and highly differentiated tolerability.

Also in the fourth quarter of 2023, at SABCS, we presented interim data from the Phase 1b trial of vepdegestrant in combination with palbociclib. The interim data presented showed signs of efficacy as follows:
•Objective response rate: 42% (ESR1 mutant, 47%; ESR1 wild-type, 42%)
◦Median duration of response: 10.2 months

•Median PFS: 11.1 months (ESR1 mutant, 11.0; ESR1 wild-type, 11.1)
•Clinical benefit rate: 63% (ESR1 mutant, 74%; ESR1 wild-type, 53%)

The interim data presented also showed that safety was manageable, with standard on-label dose reductions of palbociclib resulting in a 72% decline in Grade 4 neutropenia in subsequent cycles. In addition, no cases of febrile neutropenia were reported and there were low rates of discontinuation. Among 36 patients who had at least one palbociclib dose reduction, only five (13.9%) had Grade 4 neutropenia after the last palbociclib dose reduction. While there was a higher occurrence of Grade 4 neutropenia in this trial, discontinuation rates of palbociclib and rates of infection were in line with historical palbociclib data.

We completed enrollment in the TACTIVE-N Phase 2 clinical trial of vepdegestrant as a monotherapy in the neoadjuvant setting in patients with ER+/HER2- localized breast cancer in the first quarter of 2024 and we expect to complete enrollment for the VERITAC-2 Phase 3 trial of vepdegestrant as a monotherapy in patients with metastatic breast cancer in the second half of 2024.

Also in the first quarter of 2024, the FDA granted Fast Track designation for the investigation of vepdegestrant for monotherapy in the treatment of adults with ER+/HER- locally advanced or metastatic breast cancer previously treated with endocrine based therapy.

Androgen Receptor Programs: ARV-766 and bavdegalutamide (ARV-110)

ARV-766

ARV-766 is an investigational orally bioavailable PROTAC protein degrader designed to target AR with a different profile than bavdegalutamide (ARV-110), as discussed in further detail below, as a potential treatment for men with mCRPC and MCSPC. In preclinical studies, ARV-766 degraded all tested resistance-driving point mutations of AR, including L702H, a mutation associated with treatment with abiraterone and other AR-pathway therapies.
We have several ongoing clinical trials of ARV-766 including:
•a Phase 2 dose expansion clinical trial in the post-novel hormonal agent, or NHA setting;
•a Phase 1 dose escalation clinical trial in the post-NHA setting; and
•a Phase 1/2 clinical trial in combination with abiraterone in the pre-NHA setting.

Additional detail regarding our clinical development of ARV-766 is discussed in Part I, Item 1 Business Section and below.

In the second quarter of 2023, we presented ARV-766 preclinical data and compound structure at the AACR annual meeting and we shared data from the Phase 1/2 dose escalation and expansion trial of ARV-766 for the treatment of men with mCRPC. The Phase 1 dose escalation portion of the ARV-766 trial was designed to assess its safety, tolerability, and pharmacokinetics in men with mCRPC who have progressed on standard of care therapies, as well as to identify recommended Phase 2 doses for further dose optimization. The Phase 2 expansion cohort was designed to evaluate the antitumor activity of ARV-766 at the two recommended doses (100 mg and 300 mg) and determine the appropriate dose for future development.

Data from the Phase 1/2 dose escalation and expansion trial (data cut off April 2023) showed that ARV-766 was well-tolerated and demonstrated promising activity in a heavily pre-treated, post-receipt of NHAs, all-comers patient population. In both the Phase 1 dose escalation and Phase 2 dose expansion, 100% of patients were previously treated with at least one or more NHA. Patients had a median of four prior lines of therapy in the Phase 1 portion of the trial and five prior lines of therapy in the Phase 2 portion of the trial. Multiple prior therapies have been associated with a decreased responsiveness to AR-directed therapies and an increase in tumor heterogeneity. AR ligand binding domain, or LBD, mutations were present in 28% (13 of 47) of patients’ tumors in the Phase 1/2 trial as determined by plasma DNA analysis. Overall, 42% of patients with AR LBD mutations achieved reductions in PSA levels of greater than or equal to 50%, or PSA50, in the trial. In all patients with L702H mutations, three of five patients with achieved PSA50, and three of three patients with co-occurring T878/H875/L702 mutations achieved PSA50. Response Evaluation Criteria in Solid Tumors, or RECIST, partial responses were observed. Of four patients with AR LBD mutations where RECIST was evaluable, one achieved a confirmed partial response, and one achieved an unconfirmed partial response.

ARV-766 was well tolerated and the majority of treatment related adverse events, or TRAEs, were Grade 1 or 2, with no Grade ≥4 TRAEs and no dose limiting toxicities. Forty-seven patients across the Phase 1 and 2 trials were evaluable for safety and, of these patients, one patient discontinued treatment due to a TRAE in Phase 2 and two of 47 patients, both in Phase 1, were dose reduced due to TRAE.

As announced at ESMO in the fourth quarter of 2023, interim data from an updated analysis of the ongoing Phase 1/2 trial of ARV-766 (data cut-off August 23, 2023), demonstrated broad signals of efficacy and favorable tolerability in mCRPC patients with tumors harboring any AR LBD mutations, including AR L702H. The data showed a PSA50 of 41% amongst 17 patients with tumors harboring any AR LBD mutation and a PSA 50 of 50% in patients with any tumor harboring an AR L702H mutation. ARV-766 was well-tolerated in data across 84 patients who were treated as of the last data cut-off, with no grade > 4 TRAEs. The most common TRAEs were grade 1 or 2 and included fatigue (29%), nausea (14%), vomiting (11%), and diarrhea (11%). The discontinuation rate due to TRAEs was 4%.

Based on signs of superior tolerability and efficacy of ARV-766 in clinical settings to date as compared to bavdegalutamide (ARV-110), early in the fourth quarter of 2023, we determined to prioritize the initiation of a Phase 3 clinical trial with ARV-766 in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide and expect to initiate discussions with regulatory authorities to align on the Phase 3 program for this Phase 3 clinical trial by the second quarter of 2024. We expect to continue enrollment of the Phase 2 dose expansion trial with ARV-766, with progression free survival, or PFS, data anticipated in mid-2024. We also initiated a Phase 1b/2 trial for ARV-766 in combination with abiraterone in patients with AR-dependent tumors who have not previously received NHAs in the fourth quarter of 2023.

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

In the fourth quarter of 2023, we presented interim data at ESMO from the Phase 1/2 trial with bavdegalutamide (data cut-off date August 11, 2023). In a post-NHA (median prior therapies = 4) mCRPC population, bavdegalutamide at the recommend Phase 2 dose (420 mg, oral, once daily) demonstrated:
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

Each of vepdegestrant (ARV-471), ARV-766 and bavdegalutamide (ARV-110) has demonstrated potent and selective protein degradation in our preclinical studies. We believe favorable clinical trial results in these initial oncology programs could provide validation of our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins regardless of therapeutic area. While we have determined to prioritize the initiation of a Phase 3 clinical trial with ARV-766 in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide, we expect to continue ongoing trial activities with bavdegalutamide (ARV-110-101 and ARV-110-103) as planned.
In the second quarter of 2023, we presented in vivo and in vitro data at the AARC-Targeting RAS Special Conference demonstrating our KRAS G12D PROTAC degraders are potent, selective and led to tumor stasis in mouse xenograft model with intermittent dosing and degradation of KRAS G12D provides an advantage versus inhibition in in vitro and in vivo. Our KRAS G12D-targeted PROTAC degrader is currently in IND-enabling studies.
We also presented preclinical data at the CHDI Foundation’s Annual Huntington’s Disease Therapeutics Conference showing our PROTAC degraders potently and selectively degraded soluble mutant huntingtin (mHTT) in multiple cellular readouts, including rodent neurons, while sparing wild-type HTT.
In the fourth quarter of 2023, the FDA and the European Medicines Agency, or EMA, respectively, cleared our investigational new drug application, or IND, for ARV-393, a PROTAC degrader designed to target the BCL6 protein, and our clinical trial application, or CTA, for ARV-102, a PROTAC degrader designed to target the LRRK2 protein. We initiated the first in-human Phase 1 clinical trial for ARV-102 in the first quarter of 2024, and we plan to initiate first-in-human Phase 1 clinical trial for ARV-393 in the first half of 2024.
Our Operations
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Since inception through December 31, 2023, we raised approximately $1.7 billion in gross proceeds from the sale of equity instruments and the exercise of stock options, and had received an aggregate of $783.0 million in payments primarily from collaboration partners.

We are a clinical-stage company. Vepdegestrant (ARV-471), ARV-766 and bavdegalutamide (ARV-110) are each in clinical development and we are planning to initiate clinical development for ARV-393 and ARV-102, Our other drug discovery activities are at the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses and expect to incur increasing operating losses for at least the next several years due to costs associated with our ongoing and anticipated preclinical and clinical activities for vepdegestrant (ARV-471), ARV-766, and ARV-393, ongoing clinical activities for bavdegalutamide, ARV-102 development activities, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with CMOs to supply us with product for our preclinical and clinical studies and CROs for the synthesis of compounds in our preclinical development activities, as well as other associated costs including the management of our intellectual property portfolio.
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
Genentech License Agreement
In September 2015, we entered into an Option and License Agreement with Genentech, focused on PROTAC targeted protein degrader discovery and research for target proteins, or Targets, based on our proprietary platform technology, other than excluded Targets as described below. This collaboration was expanded in November 2017 through an Amended and Restated Option, License and Collaboration Agreement, which we refer to as the Restated Genentech Agreement.
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
Bayer Collaboration Agreement
In June 2019, we entered into a Collaboration and License Agreement, or the Bayer Collaboration Agreement, with Bayer, setting forth our collaboration to identify or optimize PROTAC targeted protein degraders that mediate for degradation of Targets, using our proprietary platform technology, that are selected by Bayer, subject to certain exclusions and limitations. The Bayer Collaboration Agreement became effective in July 2019.
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
Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront, non-refundable payment of $17.5 million and an additional $12.0 million in research funding payments from inception through December 31, 2023. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.
Pfizer ARV-471 Collaboration Agreement
In July 2021, we entered into the ARV-471 Collaboration Agreement with Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound vepdegestrant (ARV-471), or the Licensed Products.
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
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:
•salaries, benefits and other related costs, including travel and stock-based compensation expense, for personnel engaged in research and development functions;
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
•costs incurred in the development of intellectual property; and
•third-party licensing fees.
We expense research and development costs as incurred.
We typically use our employee and infrastructure resources across our development programs, and as such, do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for our AR program, which includes ARV-766 and bavdegalutamide (ARV-110), ER program, which includes vepdegestrant (ARV-471), and all other platform and exploratory research and development costs:

	Years Ended December 31,
(dollars in millions)	2023	2022	2021
AR program development costs	$79.5	$57.5	$41.8
ER program development costs	113.7	72.1	30.9
Other research and development costs	186.5	185.4	107.7
Total research and development costs	$379.7	$315.0	$180.4

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we continue to conduct our ongoing clinical trials for vepdegestrant (ARV-471), ARV-766 and the initiation of clinical trials for ARV-393 and ARV-102, and continue to discover and develop additional product candidates. Research and development expenses related to vepdegestrant (ARV-471) are shared equally with Pfizer from July 22, 2021, the effective date of the Vepdegestrant (ARV-471) Collaboration Agreement. The ER program development costs in the table above reflect the cost sharing with Pfizer.

We cannot determine with certainty the duration and costs of future clinical trials of vepdegestrant, ARV-766, ARV-393, ARV-102 or unexpected costs of ongoing clinical trails for bavdegalutamide, or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
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
•establishing sales, marketing, market access and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
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
We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support increased research and development activities relating to our product candidates and develop our commercial operations. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq Stock Market and Securities and Exchange Commission requirements; director and officer insurance costs; and investor and public relations costs.
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
As of December 31, 2023, we had $235.9 million of federal net operating loss carryforwards which may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income in the year in which carryforwards are used, $250.0 million of state and local net operating loss carryforwards which expire at various dates beginning in 2035, $29.1 million of federal tax credit carryforwards and $18.7 million of state tax credit carryforwards as of December 31, 2023 which expire at various dates beginning in 2040.
As of December 31, 2023, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes. Net operating loss carryforwards are generated from the C-corporation subsidiaries’ filings. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.
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
For the years ended December 31, 2023, 2022 and 2021, the transaction price allocated to the combined performance obligations identified under the individual research collaboration and license agreements was recognized as revenue on either a straight-line basis over the estimated performance period under the arrangement or over the estimated performance period based on our best estimate of costs to be incurred. Straight-line basis was considered the best measure of progress for certain agreements in which control of the combined obligation transfers to the customers, due to the contract containing license rights to technology, research and development services, and joint committee participation, which in totality are expected to occur ratably over the performance period.
Our contracts may also call for certain sales-based milestones and royalty payments upon successful commercialization of a target. In accordance with ASC 606-10-55-65, we recognize revenues from sales-based milestone and royalty payments at the later of (i) the occurrence of the subsequent sale, or (ii) the performance obligation to which some or all of the sales-based milestone or royalty payments has been allocated has been satisfied (or partially satisfied). We anticipate recognizing these milestones and royalty payments if and when subsequent sales are generated by customers from the use of the technology. To date, no revenue from these sales-based milestone and royalty payments has been recognized for any periods.
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

New Accounting Pronouncements
For information on new accounting standards, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Results of Operations
Comparison of Years Ended December 31, 2023 and 2022

	Years Ended December 31,
(dollars in millions)	2023	2022	$ change
Revenue	$78.5	$131.4	$(52.9)
Research and development expenses	(379.7)	(315.0)	(64.7)
General and administrative expenses	(100.3)	(79.6)	(20.7)
Other income	37.6	12.2	25.4
Income tax expense	(0.9)	(20.9)	20.0
Loss from equity method investment	(2.5)	(10.6)	8.1
Net loss	$(367.3)	$(282.5)	$(84.8)

Revenue
Revenues for the year ended December 31, 2023 totaled $78.5 million, compared with $131.4 million for the year ended December 31, 2022. The decrease of $52.9 million was primarily due to adjustments to revenue from changes in contract estimates related to our Pfizer ARV-471 Collaboration Agreement, Pfizer Research Collaboration Agreement and Bayer Collaboration Agreement, net of current year revenues, totaling $39.7 million, a decrease in revenue recognized from our Genentech License Agreement of $5.1 million and a decrease of $8.1 million in previously constrained deferred revenue recognized in 2023 related to our Oerth Bio joint venture.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2023 totaled $379.7 million, compared with $315.0 million for the year ended December 31, 2022. The increase of $64.7 million was primarily due to investments in our platform and exploratory programs of $1.1 million and increases in expenses related to our AR and ER programs of $22.0 million and $41.6 million, respectively. The increase in spending over all of our programs was primarily driven by clinical trial costs and related drug manufacturing costs of $33.8 million as we expanded our AR and ER programs into additional clinical trials. Expenses related to our platform and exploratory targets also increased by $16.0 million as we continued to expand the number of protein targets in the exploratory and lead optimization phases and continued to make investments into our platform discovery efforts. Additionally, personnel and infrastructure related costs increased by $14.8 million.
General and Administrative Expenses
General and administrative expenses totaled $100.3 million for the year ended December 31, 2023, compared with $79.6 million for the year ended December 31, 2022. The increase of $20.7 million was primarily due to increased spending in personnel and infrastructure related costs of $11.5 million, an increase in professional fees of $6.3 million and increases related to establishing our commercial operations of $3.5 million, offset in part by reduced insurance costs of $1.0 million.
Other Income
Other income totaled $37.6 million for the year ended December 31, 2023, compared with $12.2 million for the year ended December 31, 2022. The increase of $25.4 million was primarily due to higher interest income of $26.8 million from marketable securities and money market accounts, offset in part by $0.5 million of higher year-over-year realized losses. In addition, the elimination of refundable research and development credits from the State of Connecticut reduced other income by $0.7 million.
Income Tax Expense
Income tax expense totaled $0.9 million for the year ended December 31, 2023, compared with $20.9 million for the year ended December 31, 2022. The decrease of $20.0 million in income tax expense was primarily due to revenue recognition for tax purposes from our ARV-471 Collaboration Agreement in 2022.
Loss from Equity Method Investment
Loss from equity method investment totaled $2.5 million for the year ended December 31, 2023, compared with $10.6 million for the year ended December 31, 2022. The decrease of $8.1 million was due to fully recognizing the remaining constrained revenue and the related equity method losses during the year ended December 31, 2023.
Results of Operations — Years Ended December 31, 2022 and 2021
Discussion and analysis of the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is included under the heading "Comparison of Years Ended December 31, 2022 and 2021" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2022 Annual Report on Form 10-K as filed with the SEC on February 23, 2023 and incorporated by reference into this Annual Report on Form 10-K.
Liquidity and Capital Resources
Sources of Liquidity
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Since inception through December 31, 2023, we had received an aggregate of $783.0 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut and raised approximately $1.7 billion in gross proceeds from the sale of equity interests and the exercise of stock options, including:
•October 2018: completion of our initial public offering in which we issued and sold 7,700,482 shares of common stock for aggregate gross proceeds of $123.2 million, before fees and expenses;
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
•August 2023: sale of 1,449,275 shares of common stock in an “at-the-market" offering for aggregate gross proceeds of $37.2 million before fees and expenses; and
•November 2023: sale of 12,963,542 shares of common stock and pre-funded warrants to purchase 3,422,380 shares of common stock in a private placement for aggregate gross proceeds of $350.0 million before fees and expenses.

In November 2023, we amended and restated the Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., pursuant to which we may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the year ended December 31, 2023, no shares were issued under the amended and restated agreement.
In July 2021, we entered into the ARV-471 Collaboration Agreement with Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound ARV-471. Under the ARV-471 Collaboration Agreement, Pfizer made an upfront, nonrefundable payment of $650.0 million.
Cash Flows
Our cash, cash equivalents, restricted cash and marketable securities totaled $1.3 billion and $1.2 billion as of December 31, 2023 and 2022, respectively. We had an outstanding loan balance of $1.0 million as of December 31, 2023 and 2022.
The following table summarizes our sources and uses of cash for the period presented:

	Years Ended December 31,
(dollars in millions)	2023	2022	2021
Net cash (used in) provided by operating activities	$(347.8)	$(273.5)	$559.4
Net cash provided by (used in) investing activities	203.5	242.8	(1,313.6)
Net cash provided by financing activities	374.7	4.7	278.6
Net increase (decrease) in cash, cash equivalents and restricted cash	$230.4	$(26.0)	$(475.6)
Operating Activities
Net cash used in operating activities for the year ended December 31, 2023 totaled $347.8 million, primarily due to our net loss of $367.3 million and a decrease in deferred revenue of $74.6 million, driven largely by our ARV-471 Collaboration Agreement with Pfizer, partially offset by non-cash charges of $63.9 million, an increase in accounts payable and accrued liabilities of $17.3 million, and a decrease in prepaid expenses and other current assets of $14.1 million. Non-cash charges consisted primarily of stock compensation expense of $71.6 million, depreciation and amortization of $4.8 million and net accretion of bond discounts/premiums of $16.6 million.
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

Investing Activities
Net cash provided by investing activities for the year ended December 31, 2023 totaled $203.5 million, attributable to maturities and sales of marketable securities in excess of purchases of $206.4 million, partially offset by purchases of property and equipment of $2.9 million.
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
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 totaled $374.7 million, attributable to proceeds from the issuance of shares of our common stock and pre-funded warrants to purchase shares of our common stock in a private placement of approximately $350.0 million, before deducting placement agent fees and offering costs of approximately $15.9 million, proceeds from the issuance of shares of our common stock in an "at-the-market" offering of approximately $37.2 million, less offering costs of approximately $1.1 million, and proceeds from the exercise of stock options and issuance of ESPP shares of $4.5 million.
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
Specifically, we anticipate that our expenses will increase substantially if, and as we:
•continue our ongoing and planned clinical trials of our product candidates vepdegestrant (ARV-471) for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer, our ongoing and planned clinical trials for ARV-766 for the treatment of men with mCRPC, and our ongoing clinical trials for bavdegalutamide for the treatment of men with mCRPC;
•initiate Phase 1 trials for ARV-393, our PROTAC protein degrader designed to target the BCL6 protein, and ARV-102, our PROTAC degrader designed to target the LRRK2 protein;
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
We had cash, cash equivalents, restricted cash and marketable securities of approximately $1.3 billion as of December 31, 2023. We believe that our cash, cash equivalents, restricted cash and marketable securities as of December 31, 2023 will enable us to fund our planned operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our ongoing and planned clinical trials for vepdegestrant (ARV-471) ARV-766 and any future clinical development of vepdegestrant and ARV-766, and our ongoing clinical trials for bavdegalutamide;
•the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs, including ARV-393 and ARV-102;
•the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurodegenerative research programs;
•the success of our collaborations with Pfizer, Genentech and Bayer ;
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
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•our ability to establish additional collaboration arrangements with other biotechnology; or
•pharmaceutical companies on favorable terms, if at all, or enter into license, marketing and royalty arrangements, and similar transactions for the development or commercialization of our product candidates.
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
In June 2018, we entered into an additional Assistance Agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of December 31, 2023, $1.0 million remains outstanding under the 2018 Assistance Agreement.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, restricted cash and marketable securities. Interest income earned on these assets totaled $38.8 million in 2023. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of December 31, 2023, our cash equivalents consisted of bank deposits and money market funds and our marketable securities included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk. Our outstanding debt totaled $1.0 million as of December 31, 2023 and carries a fixed interest rate of 3.25% per annum.
Item 8. Financial Statements and Supplementary Data.
Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-27 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2023, included below.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Arvinas, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Arvinas, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

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
/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2024

Item 9B. Other Information.

(b) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspection
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
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
Item 11. Executive Compensation.
The information required by this Item (other than the information required by Item 402(v) of Regulation S-K) is incorporated by reference from the information that will be contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

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

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on November 27, 2023).

4.4
Registration Rights Agreement, dated November 24, 2023, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on November 27, 2023).

4.5
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

10.9+
Form of Inducement Stock Option Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-276519) filed with the SEC on January 16, 2024).

10.10+
Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-276519) filed with the SEC on January 16, 2024).

10.11+
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

10.14+
Employment Agreement between the Registrant and Ian Taylor, Ph.D., dated August 28, 2018 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-227112) filed with the SEC on September 14, 2018).

10.15+
Employment Agreement between the Registrant and Ronald Peck, M.D., dated July 18, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on April 28, 2020).

10.16
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

10.17
Third Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated March 12, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on March 15, 2019).

10.18
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

10.2
Sixth Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated June 13, 2023 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 8, 2023).

10.21
Lease Agreement between Arvinas Operations, Inc. and Science Park Development Corporation, dated November 15, 2019 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 16, 2020).

10.22
First Amendment to Lease between Arvinas Operations, Inc. and Science Park Development Corporation, dated February 27, 2020 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 16, 2020).

10.23
Second Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated January 4, 2021 (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 1, 2021).

10.24
Lease between 101 College Street, LLC and Arvinas Operations, Inc., dated May 4, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36874) filed with the SEC on August 5, 2021).

10.25
First Amendment to Lease between 101 College Street, LLC and Arvinas Operations, Inc., dated August 5, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36874) filed with the SEC on November 9, 2022).

10.26†
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

10.27†
Amendment No. 4 to License Agreement between Yale University and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated January 9, 2019 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 26, 2019).

10.28†
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

10.30†
Amended and Restated License and Option Agreement among Genentech, Inc., F. Hoffmann-La Roche Ltd and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated November 8, 2017 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-227112) filed with the SEC on September 14, 2018).

10.31†
Research Collaboration and License Agreement between Pfizer Inc. and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated December 22, 2017 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-227112) filed with the SEC on September 14, 2018).

10.32†
Amendment No. 1 to Research Collaboration and License Agreement between Pfizer Inc. and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated December 9, 2019 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 16, 2020).

10.33†
Amendment No. 2 to Research Collaboration and License Agreement between Pfizer Inc. and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on May 5, 2022).

10.34†
Amendment No. 3 to Research Collaboration and License Agreement between Pfizer Inc. and Arvinas Operations, Inc (formerly Arvinas, Inc.), dated December 21, 2022 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on February 23, 2023)

10.35†
Collaboration and License Agreement between Arvinas Operations, Inc. and Bayer AG, dated June 3, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.36
First Amendment to Collaboration and License Agreement between Arvinas Operations, Inc. and Bayer AG, dated June 30, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 8, 2023).

10.37†
Amended and Restated IP Contribution Agreement between Arvinas Operations, Inc. and Oerth Bio LLC f/k/a Protag LLC, effective December 20, 2022 (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on February 23, 2023).

10.38†
Collaboration Agreement by and between Arvinas, Inc., Arvinas Operations, Inc., Arvinas Estrogen Receptor, Inc. and Pfizer, Inc., dated July 21, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on July 22, 2021)

10.39†
Master In Vitro Diagnostics Agreement between Foundation Medicine, Inc. and Arvinas Operations, Inc., dated June 4, 2022 Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 4, 2022).

10.40†
Stock Purchase Agreement between the Registrant and Bayer AG, dated June 3, 2019 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.41†
Investor Agreement between the Registrant and Bayer AG, dated July 16, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.42†
Stock Purchase Agreement, dated July 21, 2021, by and between Arvinas, Inc. and Pfizer, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on July 22, 2021).

10.43†
Investor Agreement, dated July 21, 2021, by and between Arvinas, Inc. and Pfizer, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on July 22, 2021).

10.44
Amended and Restated Equity Distribution Agreement, dated November 7, 2023, by and among Arvinas, Inc., Piper Sandler & Co. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-275377) filed with the SEC on November 7, 2023).

10.45
Securities Purchase Agreement, dated November 24, 2023, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on November 27, 2023).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Arvinas, Inc. Dodd-Frank Compensation Recovery Policy

99.1	Audited Financial Statements of Oerth Bio, LLC, as of December 31, 2020.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
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

ARVINAS, INC.

Date: February 27, 2024	By:	/s/ David K. Loomis
David K. Loomis
Vice President and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Houston, Ph.D.	President, Chief Executive Officer and Chairman of the Board of Directors	February 27, 2024
John Houston, Ph.D.	(principal executive officer)

/s/ Sean Cassidy	Chief Financial Officer and Treasurer	February 27, 2024
Sean Cassidy	(principal financial officer)

/s/ David K. Loomis	Vice President and Chief Accounting Officer	February 27, 2024
David K. Loomis	(principal accounting officer)

/s/ Sunil Agarwal, M.D.	Director	February 27, 2024
Sunil Agarwal, M.D.

/s/ Linda Bain	Director	February 27, 2024
Linda Bain

/s/ Everett Cunningham	Director	February 27, 2024
Everett Cunningham

/s/ Wendy Dixon, Ph.D.	Director	February 27, 2024
Wendy Dixon, Ph.D.

/s/ Edward Kennedy, Jr.	Director	February 27, 2024
Edward Kennedy, Jr.

/s/ Briggs Morrison, M.D.	Director	February 27, 2024
Briggs Morrison, M.D.

/s/ Leslie Norwalk, Esq.	Director	February 27, 2024
Leslie Norwalk, Esq.

/s/ Laurie Smaldone Alsup, M.D.	Director	February 27, 2024
Laurie Smaldone Alsup, M.D.

/s/ John Young	Director	February 27, 2024
John Young

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Arvinas, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arvinas, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Research and Development Expenses – Contract Research Organization Accruals — Refer to Note 2 in the Consolidated Financial Statements

Critical Audit Matter Description

The Company enters into contracts with third parties to perform research and development activities. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided by the respective vendors. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company. These accrued expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

We identified the valuation of certain research and development contract research organization accruals as a critical audit matter due to the judgments necessary for management to estimate the level of services provided and the costs incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to audit management's estimates of such expenses.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to research and development contract research organization accruals included the following, among others:

•We tested the effectiveness of controls over the estimation of research and development contract research organization accruals.

•For a sample of projects, we read the related contracts, purchase orders, statements of work and other contractual documentation. We tested the completeness and accuracy of the information used to develop the estimates and evaluated the significant assumptions used by management to estimate the recorded amounts by performing the following:

◦Performed corroborating inquiries with the Company’s research and development personnel to understand the nature and progress of the studies.

◦Inspected information from third-party service providers.

◦Obtained corresponding invoices and evidence of payment to third-party service providers.

◦Compared the estimated accrual balance as of December 31, 2023, to the invoices received after year-end to evaluate the Company’s ability to estimate the accrual.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 27, 2024
We have served as the Company's auditor since 2016.

ARVINAS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(dollars and shares in millions, except per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$311.7	$81.3
Restricted cash	5.5	5.5
Marketable securities	949.3	1,124.0
Accounts receivable	—	1.0
Other receivables	7.2	7.0
Prepaid expenses and other current assets	6.5	21.4
Total current assets	1,280.2	1,240.2
Property, equipment and leasehold improvements, net	11.5	13.4
Operating lease right of use assets	2.5	4.4
Collaboration contract asset and other assets	10.4	10.8
Total assets	$1,304.6	$1,268.8
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$92.2	$74.7
Deferred revenue	163.0	218.6
Current portion of operating lease liability	1.9	1.8
Total current liabilities	257.1	295.1
Deferred revenue	386.2	405.1
Long term debt	0.8	1.0
Operating lease liability	0.5	2.7
Total liabilities	644.6	703.9
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value, zero shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock, $0.001 par value, 68.0 and 53.2 shares issued and outstanding as of December 31, 2023 and 2022, respectively	0.1	0.1
Accumulated deficit	(1,332.7)	(965.4)
Additional paid-in capital	1,995.7	1,549.4
Accumulated other comprehensive loss	(3.1)	(19.2)
Total stockholders' equity	660.0	564.9
Total liabilities and stockholders' equity	$1,304.6	$1,268.8
See accompanying notes to the consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

(dollars and shares in millions, except per share amounts)	Year Ended December 31,
Consolidated Statements of Operations	2023	2022	2021
Revenue	$78.5	$131.4	$53.6
Operating expenses:
Research and development	379.7	315.0	180.4
General and administrative	100.3	79.6	61.6
Total operating expenses	480.0	394.6	242.0
Loss from operations	(401.5)	(263.2)	(188.4)
Other income (expense)
Other (expense) income, net	(1.2)	0.2	2.5
Interest income, net	38.8	12.0	1.8
Total other income	37.6	12.2	4.3
Net loss before income taxes and loss from equity method investment	(363.9)	(251.0)	(184.1)
Income tax expense	(0.9)	(20.9)	—
Loss from equity method investment	(2.5)	(10.6)	(6.9)
Net loss	$(367.3)	$(282.5)	$(191.0)
Net loss per common share - basic and diluted	$(6.62)	$(5.31)	$(3.82)
Weighted-average common shares outstanding - basic and diluted	55.5	53.2	50.0

(dollars in millions)	Year Ended December 31,
Consolidated Statements of Comprehensive Loss	2023	2022	2021
Net loss	$(367.3)	$(282.5)	$(191.0)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	16.1	(14.5)	(5.2)
Comprehensive loss	$(351.2)	$(297.0)	$(196.2)
See accompanying notes to the consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(dollars and shares in millions)	Shares	Amount
Balance as of December 31, 2020	48.5	$—	$(491.9)	$1,133.5	$0.6	$642.2
Stock-based compensation	—	—	—	57.1	—	57.1
Net loss	—	—	(191.0)	—	—	(191.0)
Restricted stock vesting	0.2	—	—	—	—	—
Issuance of common stock under equity incentive plans	0.8	—	—	18.7	—	18.7
Common stock issued, net of issuance costs of $4.6 million	3.5	—	—	259.9	—	259.9
Unrealized loss on available-for-sale securities	—	—	—	—	(5.2)	(5.2)
Balance as of December 31, 2021	53.0	—	(682.9)	1,469.2	(4.6)	781.7
Stock-based compensation	—	—	—	75.5	—	75.5
Net loss	—	—	(282.5)	—	—	(282.5)
Issuance of common stock under equity incentive plans	0.2	0.1	—	4.7	—	4.8
Unrealized loss on available-for-sale securities	—	—	—	—	(14.6)	(14.6)
Balance as of December 31, 2022	53.2	0.1	(965.4)	1,549.4	(19.2)	564.9
Stock-based compensation	—	—	—	71.6	—	71.6
Net loss	—	—	(367.3)	—	—	(367.3)
Issuance of common stock under equity incentive plans	0.4	—	—	4.5	—	4.5
Common stock and pre-funded warrants issued, net of issuance costs of $17.0 million	14.4	—	—	370.2	—	370.2
Unrealized gain on available-for-sale securities	—	—	—	—	16.1	16.1
Balance as of December 31, 2023	68.0	$0.1	$(1,332.7)	$1,995.7	$(3.1)	$660.0
See accompanying notes to the consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(dollars in millions)	2023	2022	2021
Cash flows from operating activities:
Net loss	$(367.3)	$(282.5)	$(191.0)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4.8	6.3	4.8
Net accretion of bond discounts/premiums	(16.6)	5.7	9.4
Forgiveness of debt income	—	—	(1.0)
Loss on sale of marketable securities	0.9	0.4	0.2
Amortization of right-of-use assets	1.9	1.9	1.2
Amortization of collaboration contract asset	1.3	1.8	0.4
Stock-based compensation	71.6	75.5	57.1
Changes in operating assets and liabilities:
Accounts receivable	1.0	14.0	(14.0)
Other receivables	(0.2)	3.7	(3.3)
Prepaid expenses and other current assets	14.1	(1.8)	(13.6)
Collaboration contract asset	—	—	(12.9)
Accounts payable and accrued liabilities	17.3	20.2	27.9
Operating lease liabilities	(2.0)	(1.9)	(1.3)
Deferred revenue	(74.6)	(116.8)	695.5
Net cash (used in) provided by operating activities	(347.8)	(273.5)	559.4
Cash flows from investing activities:
Purchase of marketable securities	(956.3)	(886.4)	(1,744.6)
Maturities of marketable securities	1,103.9	1,076.9	428.5
Sale of marketable securities	58.8	59.1	7.2
Purchase of property, equipment and leasehold improvements	(2.9)	(6.8)	(4.7)
Net cash provided by (used in) investing activities	203.5	242.8	(1,313.6)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants	387.2	—	264.6
Payment of common stock offering costs	(17.0)	—	(4.6)
Proceeds from exercise of stock options and issuance of ESPP shares	4.5	4.7	18.6
Net cash provided by financing activities	374.7	4.7	278.6
Net increase (decrease) in cash, cash equivalents and restricted cash	230.4	(26.0)	(475.6)
Cash, cash equivalents and restricted cash, beginning of the period	86.8	112.8	588.4
Cash, cash equivalents and restricted cash, end of the period	$317.2	$86.8	$112.8
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$—	$0.1	$0.5
Cash paid for interest	$—	$—	$0.1
Cash paid for taxes	$11.1	$11.1	$—
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
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows for the foreseeable future. The Company has financed its operations primarily through sales of equity interests, proceeds from collaborations, grant funding and debt financing. The Company had cash, cash equivalents, restricted cash and marketable securities of approximately $1.3 billion as of December 31, 2023.
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
Restricted Cash
Restricted cash represents a letter of credit collateralized by a certificate of deposit in the same amount as required under the terms of the Company's laboratory and office space.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Cash and cash equivalents	$311.7	$81.3	$108.3
Restricted cash	5.5	5.5	4.5
Cash, cash equivalents and restricted cash	$317.2	$86.8	$112.8
Concentration of Credit Risk
The Company maintains its cash in financial institution accounts that may at times exceed federally insured limits. The cash balances in the financial institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Cash may also be maintained at commercial institutions that are not insured by the FDIC.
For the years ended December 31, 2023, 2022 and 2021, one collaborator represented 97%, 88% and 68% of the Company's revenue, respectively.
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
Impairment of Long-Lived Assets
The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. No such impairments were recorded during 2023, 2022 or 2021.
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
Revenue is recognized ratably over the Company’s expected performance period under each respective arrangement. Management makes its best estimate of the period over which the Company expects to fulfill its performance obligations, which includes access to technology through the license agreement and research activities. Given the uncertainties of these collaboration arrangements, significant judgment is required to determine the duration of the performance period. Management evaluates changes in the duration of the performance period at each reporting period and adjusts revenue as necessary. Changes are accounted for prospectively as a change in accounting estimate.
For the years ended December 31, 2023, 2022 and 2021, the transaction price allocated to the combined performance obligation identified under the individual research collaboration and license agreements was recognized as revenue on either a straight-line basis over the estimated performance period under the arrangement or over the estimated performance period based on the Company’s best estimate of costs to be incurred. Straight-line basis was considered the best measure of progress for certain agreements in which control of the combined obligation transfers to the customers, due to the contract containing license rights to technology, research and development services, and joint committee participation, which in totality are expected to occur ratably over the performance period. For agreements accounted for under the costs to be incurred method, collaboration revenue is recognized as program costs are incurred by measuring actual costs incurred to date compared to the total expected costs to satisfy the performance obligations. Management evaluates estimates of expected costs to satisfy the performance obligations at each reporting period and adjusts revenue as necessary. Changes are accounted for prospectively as a change in accounting estimate.
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
The Company follows the authoritative guidance for recognizing and measuring uncertainty in income tax positions taken or expected to be taken in a tax return. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in tax expense. As of December 31, 2023 and 2022, management evaluated the effect of ASC 740 guidance related to uncertain income tax positions and recorded provisions of $5.9 million and $4.1 million, respectively, relating primarily to state income tax filing positions in various jurisdictions.
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
401(k) Savings Plan
The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Under the 401(k) Plan, the Company made discretionary matching contributions on behalf of eligible employees totaling $3.1 million, $2.2 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Fair Value Measurements
The Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in the valuation techniques to determine fair values are classified based on a three-level hierarchy. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest. The three levels of the fair value hierarchy are as follows:
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
Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common shares.
The weighted-average number of common shares included in the computation of basic and diluted net loss per common share gives effect to pre-funded warrants. See Note 9, Equity, and Note 13, Net Loss Per Share.

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
There have been no recently adopted accounting pronouncements with a material impact to the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Income Taxes (Topic 740) - In December 2023, the FASB also issued ASU 2023-09, "Improvements to Income Tax Disclosures," which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.
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
Bayer Collaboration Agreement
In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (the "Bayer Collaboration Agreement") setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras, or PROTAC targeted protein degraders, that mediate for degradation of target proteins ("Targets"), using the Company’s proprietary platform technology, which Targets will be selected by Bayer AG, subject to certain exclusions and limitations. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront, non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license. In addition, the Company received an additional $12.0 million from Bayer AG from inception through 2023, including $1.5 million received during the year ended December 31, 2023 and $3.0 million received in each of the years ended December 31, 2022 and 2021. These payments are being recognized over the total estimated period of performance.
The Company is also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, the Company is eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions. There were no development or sales-based milestone payments or royalties received through December 31, 2023.
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
Pfizer Research Collaboration Agreement
In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer (the "Pfizer Research Collaboration Agreement"). Under the terms of the Pfizer Research Collaboration Agreement, the Company received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. These payments are being recognized over the total estimated period of performance. The Company is eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. The Company is also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales. Pfizer selected additional targets and initiated additional services totaling $1.0 million and $3.5 million in December 2022 and 2021, respectively, which were included in accounts receivable as of December 31, 2022 and 2021. There were no sales-based milestone payments or royalties received through December 31, 2023.
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

The Company is eligible to receive up to $44.0 million per target in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received through December 31, 2023.
Changes in the Company's contract balances were as follows:

	December 31,
(dollars in millions)	2023	2022
Accounts receivable
Beginning balance	$1.0	$15.0
Additions	21.7	6.4
Payments received	(22.7)	(20.4)
Ending balance	$—	$1.0
Accounts payable related to collaborations
Beginning balance	$5.0	$—
Additions	44.1	5.0
Payments made	(36.0)	—
Ending balance	$13.1	$5.0
Contract assets: Collaboration contract asset
Beginning balance	$10.7	$12.5
Additions	—	—
Amortization	(1.3)	(1.8)
Ending balance	$9.4	$10.7
Contract liabilities: Deferred revenue
Beginning balance	$623.7	$740.5
Additions to collaboration agreements	1.5	4.0
Revenue recognized from balances held at the beginning of the period	(76.0)	(120.0)
Revenue recognized from balances not held at the beginning of the period	—	(0.8)
Ending balance	$549.2	$623.7
During the fourth quarter of 2023, the Company had a change to its estimate to satisfy the performance obligations under the ARV-471 Collaboration Agreement due to the expansion of the development programs. The changes in accounting estimate resulted in a decrease in revenue and net income of $35.0 million and a decrease in net loss per share by $0.63 for the year ended December 31, 2023. The reversed revenue will be recognized in future periods as the Company continues to advance on the performance obligation under the collaboration.
During the year ended December 31, 2023, the Company also changed its estimate of the duration of the performance period under the Bayer Collaboration Agreement and Pfizer Research Collaboration Agreement as a result of updated research timelines. The changes in accounting estimate resulted in a decrease in revenue and net income of $10.6 million and a decrease in net loss per share by $0.19 for the year ended December 31, 2023. The reversed revenue will be recognized in future periods as the Company continues to advance on the performance obligation under the updated collaboration timelines.
During the years ended December 31, 2022 and 2021, the Company recorded cumulative catch-up adjustments from contract modifications totaling $0.7 million and $(0.8) million, respectively, relating to performance obligations which were satisfied in prior periods.

The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of December 31, 2023 totaled $549.2 million, which is expected to be recognized in the following periods:

(dollars in millions)
2024	$163.0
2025	153.4
2026	105.0
2027	57.6
2028	59.8
Thereafter	10.4
Total	$549.2
4. Marketable Securities and Fair Value Measurements
The following is a summary of the Company’s available for sale marketable securities measured at fair value on a recurring basis.

	December 31, 2023
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$934.4	$1.5	$(4.6)	$931.3
Government securities	Level 2	18.0	—	—	18.0
Total		$952.4	$1.5	$(4.6)	$949.3

	December 31, 2022
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$1,008.0	$—	$(18.5)	$989.5
Government securities	Level 2	135.2	—	(0.7)	134.5
Total		$1,143.2	$—	$(19.2)	$1,124.0
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

5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

	December 31,
(dollars in millions)	2023	2022
Laboratory equipment	$18.5	$17.1
Office equipment	2.6	2.0
Leasehold improvements	11.5	10.9
Total property, equipment and leasehold improvements	32.6	30.0
Less: accumulated depreciation and amortization	(21.1)	(16.6)
Property, equipment and leasehold improvements, net	$11.5	$13.4
Depreciation expense totaled $4.8 million, $6.3 million, and $4.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
6. Right-of-Use Assets and Liabilities
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in the accompanying consolidated balance sheets.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments, which ranges from 3.0% – 7.5%. Lease expense is recognized on a straight-line basis over the lease term. The Company considers options to extend or terminate the lease in recognizing ROU assets and lease liabilities when it is reasonably certain that such options will be exercised.
In May 2021, the Company entered into a lease arrangement, which was amended in August 2022, for approximately 160,000 square feet of laboratory and office space to be occupied in 2025. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year lease term. In connection with the signing of the lease, as amended, the Company issued a letter of credit totaling $5.5 million, collateralized by a certificate of deposit in the same amount, which is presented as restricted cash in the accompanying consolidated balance sheets.
The Company has operating leases for its corporate office, laboratories and certain equipment, which expire no later than October 2025. The leases have a weighted-average remaining term of 1.4 years.
The components of lease expense were as follows:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Operating lease cost	$2.1	$2.1	$1.4

Supplemental cash flow information related to leases was as follows:

	December 31,
(dollars in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.0	$1.9	$1.2
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$—	$2.4	$3.2
Maturities of operating lease liabilities as of December 31, 2023 were as follows:

(dollars in millions)
2024	$2.0
2025	0.5
Total lease payments	2.5
Less: imputed interest	(0.1)
Total	$2.4
7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

	December 31,
(dollars in millions)	2023	2022
Accounts payable	$17.8	$5.7
Accrued liabilities
Research and development expenses	43.1	35.9
Employee expenses	25.7	18.7
Professional fees	2.5	2.4
General and administrative and commercial expenses	2.4	1.7
Income taxes	0.7	10.3
	$92.2	$74.7
8. Long-Term Debt
Debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	December 31, 2023	December 31, 2022
2018 Assistance Agreement Debt	09/28	3.25%	$1.0	$1.0
Less: current installments included within Accounts Payable and Accrued Liabilities			(0.2)	—
Total long-term debt			$0.8	$1.0
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
Minimum future principal payments on long-term debt as of December 31, 2023 are as follows:

(dollars in millions)
2024	$0.2
2025	0.2
2026	0.2
2027	0.2
2028	0.2
Total	$1.0
During the years ended December 31, 2023, 2022 and 2021, interest expense was immaterial.
9. Equity
Preferred Stock
As of December 31, 2023 and 2022, the Company had authorized 5,000,000 shares of preferred stock, at a $0.001 par value per share. Preferred stock may be issued in one or more series upon authorization of the Company's board of directors. The board of directors is authorized to fix the designations, powers, preferences and the relative, participating, optional or other special rights and any qualifications, limitations and restrictions of the shares of each series of preferred stock. The authorized shares of the Company's preferred stock are available for issuance without further action by the Company's stockholders, unless such action is required by applicable law or the rules of any stock exchange on which our securities may be listed.
Common Stock
As of December 31, 2023 and 2022, the Company had authorized 200,000,000 shares of common stock, at a $0.001 par value per share. The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board of Directors. No dividends have been declared or paid by the Company since its inception.
In November 2023, the Company completed a private placement offering with certain institutional investors in which the Company issued and sold 12,963,542 shares of common stock at a price of $21.36 per share and, to one investor, in lieu of common stock, pre-funded warrants to purchase up to 3,422,380 shares of common stock at a price of $21.359 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and is exercisable until exercised in full. The aggregate gross proceeds from the issuance of common stock and pre-funded warrants totaled approximately $350.0 million, before deducting placement agent fees and offering costs of approximately $15.9 million.
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
Equity Distribution Agreements
In August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under a universal shelf registration statement pursuant to one or more “at-the-market" offerings. Under this agreement, during the year ended December 31, 2023, the Company issued 1,449,275 shares of common stock under this agreement, resulting in gross proceeds of approximately $37.2 million, less offering costs of approximately $1.1 million.
In November 2023, the Company amended and restated the Equity Distribution Agreement with Piper Sandler and Cantor, pursuant to which the Company may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under a universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the year ended December 31, 2023, under this amended and restated agreement, no shares were issued.
Share-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the "2018 ESPP"), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company's common stock. The number of shares of the Company's common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of December 31, 2023, 2,440,434 shares remained available for purchase. During the years ended December 31, 2023, 2022 and 2021, the Company issued 78,528, 24,898 and 19,357 shares, respectively, of common stock under the 2018 ESPP.
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the "2018 Plan"), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of common shares initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181 shares) issued in respect of incentive units granted under the Incentive Plan that were subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each year beginning with the year ended December 31, 2019 and continuing to, and including, the year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of December 31, 2023, 2,099,162 shares are available for issuance under the 2018 Plan. Common shares subject to outstanding equity awards that expire or are terminated, surrendered, or cancelled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.
Compensation Expense
For the years ended December 31, 2023, 2022 and 2021, the Company recognized compensation expense of $71.6 million, $75.5 million and $57.1 million, respectively, related to the issuance of incentive awards, including $0.8 million, $0.7 million and $0.3 million, respectively, related to the 2018 ESPP. As of December 31, 2023, there was $53.6 million of compensation expense that is expected to be recognized over a weighted-average period of approximately 1.6 years.

Stock Options
The fair value of the stock options granted during each of the years ended December 31, 2023, 2022 and 2021 was determined using the Black-Scholes option pricing model at the grant date with the following range of assumptions:

	Year ended December 31,
	2023	2022	2021
Expected volatility	71% - 75%	73% - 76%	74% - 78%
Expected term (years)	5.5 - 7.0	5.5 - 7.0	5.3 - 7.0
Risk free interest rate	3.4% - 4.8%	1.5% - 4.2%	0.5% - 1.3%
Expected dividend yield	0%	0%	0%
Exercise price	$16.21 - $36.27	$36.79 - $78.91	$66.82 - $100.40
Given the Company’s common stock has not been trading for a sufficient period of time, the Company calculates volatility of its common stock by utilizing a weighted-average of a collection of peer company volatilities and its own common stock volatility. The expected term is calculated utilizing the simplified method.
A summary of the stock option activity under the 2018 Plan as of December 31, 2023 is presented below. These amounts include stock options granted to employees, directors and consultants.

(dollars in millions, except weighted-average exercise price)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	6,814,634	$49.06	7.7	$34.5
Granted	1,846,724	$32.48
Exercised	(142,764)	$18.97
Forfeited	(580,367)	$56.45
Expired	(4,433)	$71.30
Outstanding as of December 31, 2023	7,933,794	$45.22	7.2	$62.6
Vested and exercisable as of December 31, 2023	4,739,559	$43.79	6.3	$46.9
Vested and expected to vest as of December 31, 2023	7,678,026	$45.27	7.2	$61.0
The weighted-average grant date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $21.99, $39.17 and $52.85, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $1.4 million, $7.9 million and $46.9 million, respectively.
Restricted Stock Units
A summary of restricted stock unit activity under the 2018 Plan for the year ended December 31, 2023 is presented below. These amounts include restricted stock units granted to employees.

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock units as of December 31, 2022	489,216	$51.37
Granted	885,494	$32.27
Exercised	(154,146)	$44.79
Forfeited	(68,708)	$41.48
Unvested restricted stock units as of December 31, 2023	1,151,856	$38.16
The total fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $6.9 million, $0.9 million and $0.9 million, respectively.
10. Equity Method Investments
In July 2019, the Company and Bayer CropScience LP ("Bayer LP") formed Oerth Bio, a joint venture to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. Pursuant to the terms of the joint venture agreement, the Company made an in-kind intellectual property contribution to Oerth Bio in the form of a license to certain of the Company’s proprietary technology and Bayer LP committed and subsequently made cash contributions to Oerth Bio totaling $56.0 million, as well as an in-kind intellectual property contribution. The Company and Bayer LP each held an initial ownership interest in Oerth Bio representing 50% of the ownership interests. A 15% ownership interest of Oerth Bio was reserved for the future grants of incentive units to employees and service providers and, as a result, the Company's ownership interest totaled 45.0%, 46.5% and 48.4% as of December 31, 2023, 2022 and 2021, respectively, as a result of vested incentive units.
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
Operating expenses and net loss of Oerth Bio for the years ended December 31 2023, 2022 and 2021 totaled $8.3 million, $22.9 million and $14.3 million, respectively. The Company recognized equity method losses of $2.5 million, $10.6 million and $6.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, and 2022, the Company’s carrying value of the investment was zero.
The Company also provides Oerth Bio with compensated research and development and administrative services through a separate agreement. The services rendered by the Company during the years ended December 31, 2023, 2022 and 2021 were immaterial.
11. Income Taxes
For the years ended December 31, 2023, 2022 and 2021, income tax expense totaled $0.9 million, $20.9 million and zero, respectively, and consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
U.S.:
Federal	$(1.7)	$8.2	$—
State and local	2.6	12.7	—
Total current	0.9	20.9	—
Deferred:
U.S.:
Federal	—	—	—
State and local	—	—	—
Total deferred	—	—	—
Income tax expense	$0.9	$20.9	$—
The Company generated a taxable loss for the year ended December 31, 2023 primarily due to operating losses. The Company has not recorded any income tax benefits for the net operating losses incurred in the period due to its uncertainty of realizing a benefit from those items.
For the year ended December 31, 2022, the Company generated taxable income and paid income taxes primarily due to revenue recognition for tax purposes from the ARV-471 Collaboration Agreement and the mandatory capitalization of qualified research and development expenses incurred on or after January 1, 2022, which, upon recognition for tax purposes, would create additional deferred tax assets. Under the Tax Cuts and Jobs Act of 2017, qualified research expenses incurred after 2021 are no longer immediately deductible for tax purposes and instead must be capitalized and amortized over at least five years for tax purposes.
For the year ended December 31, 2021, the Company had no income tax expense due to incurred operating losses. The Company had also not recorded any income tax benefits for the net operating losses incurred in that period due to its uncertainty of realizing a benefit from those items.
All of the Company’s losses before income taxes were generated in the United States.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State taxes	18.4%	(1.6)%	16.3%
Federal research tax credit	7.6%	3.4%	2.7%
Other	—%	(0.1%)	—%
Return to provision	(0.2)%	3.6%	1.1%
Uncertain tax positions	(0.5%)	(1.2%)	—%
Stock compensation	(1.2)%	(1.4)%	(2.7)%
Change in valuation allowance	(45.4)%	(31.7)%	(38.4)%
	(0.3%)	(8.0%)	0.0%

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities were as follows as of December 31, 2023 and 2022:

	December 31,
(dollars in millions)	2023	2022
Deferred income tax assets:
Deferred revenue	$151.2	$143.0
Capitalized research and development	93.6	56.3
Stock compensation	43.4	25.9
Tax credits	43.8	10.4
Loss carryforwards	65.8	3.8
Other	13.3	7.7
Total deferred income tax assets	411.1	247.1
Deferred income tax liabilities:
Property, equipment and leasehold improvements	(2.4)	(2.6)
Other	(0.8)	(1.0)
Total deferred income tax liabilities	(3.2)	(3.6)
Less valuation allowance	(407.9)	(243.5)
Net deferred income tax liability	$—	$—
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
All, or a portion of, the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to utilize these potential tax benefits. The valuation allowance increased by $164.0 million and $104.0 million in 2023 and 2022, respectively, due to increases in net operating loss carryforwards, revenue recognition for tax purposes from the ARV-471 Collaboration Agreement and the mandatory capitalization of qualified research and development costs in 2023 and 2022.
The Company had $235.9 million and zero of federal net operating loss carryforwards as of December 31, 2023 and 2022, respectively. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of the Company’s taxable income in the year in which carryforwards are used. The Company had $250.0 million and $63.4 million of state and local net operating loss carryforwards as of December 31, 2023 and 2022, respectively, which expire at various dates beginning in 2035. The Company had $29.1 million and zero of federal tax credit carryforwards as of December 31, 2023 and 2022, respectively. The Company had $18.7 million and $13.1 million of state tax credit carryforwards as of December 31, 2023 and 2022, respectively, which expire at various dates beginning in 2040.
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

The Company complies with the provisions of ASC 740, Accounting for Income Taxes, in accounting for its uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of December 31, 2023 and 2022, the Company recorded net uncertain tax positions of $4.9 million and $3.2 million, respectively, relating primarily to state income tax filing positions in various jurisdictions.
Changes in the Company's gross unrecognized tax benefits were as follows:

	Year ended December 31,
(dollars in millions)	2023	2022	2021
Beginning of period balance - gross	$4.1	$—	$—
Increases for tax positions taken during the current period	1.8	4.1	—
Decreases for tax positions taken during a prior period	—	—	—
End of period balance - gross	$5.9	$4.1	$—
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in tax expense. The Company's accrual for interest and penalties as of December 31, 2023 totaled $0.4 million. The Company's accrual for interest and penalties as of December 31, 2022 was immaterial.
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
For the year ended December 31, 2021, the Company recorded a benefit from expected cash refunds to be provided by the State of Connecticut, equal to 65% of research and development credits, of $1.6 million, which is included in Other income, net in the accompanying consolidated statements of operations and comprehensive loss, due to the Company being a state franchise taxpayer. For the years ended December 31, 2023 and 2022, the Company did not record any such benefits. The benefit results from the exchange of the state research and development tax credit carryforwards for cash refunds. As of December 31, 2023 and 2022, the Company had receivables of zero and $1.9 million, respectively, relating to research and development credits due to the Company.
12. Commitments and Contingencies
From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount, which could differ materially. Legal fees and other costs associated with such actions are expensed as incurred. As of December 31, 2023 and 2022, the Company has accrued $15.2 million and $7.0 million, respectively, for such matters, primarily related to a contract dispute with the potential means of resolution involving contract modification and, or payment of consideration. An estimate of the possible range of loss associated with the dispute cannot be made at this time and the Company has accrued its best estimate as of December 31, 2023.
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
Yale University License Agreement
In July 2013, the Company entered into an exclusive license agreement, including the right to grant sublicenses, with Yale University to develop protein degradation technologies. Under the license agreement, the Company is required to pay a minimum license maintenance royalty totaling $0.1 million per year until the first sale to a third party of any licensed product, followed by success-based milestones for the first two licensed products for the development of the protein degradation technologies totaling approximately $3.0 million for the first licensed product and approximately $1.5 million for the second licensed product, and low single-digit royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions, and subject to minimum royalty payments that range from $0.2 million to $0.5 million. During each of the years ended December 31, 2023, 2022 and 2021, the Company paid $0.3 million, $0.1 million and $0.1 million, respectively, under the license agreement.
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
13. Net Loss Per Share
Basic and diluted loss per common share was calculated as follows:

	Year ended December 31,
(dollars and shares in millions, except per common share amounts)	2023	2022	2021
Net loss	$(367.3)	$(282.5)	$(191.0)
Weighted-average common shares outstanding - basic and diluted	55.5	53.2	50.0
Net loss per common share - basic and diluted	$(6.62)	$(5.31)	$(3.82)

The weighted-average number of common shares included in the computation of basic and diluted net loss per common share gives effect to pre-funded warrants which allows holders to acquire a specified number of common shares at a nominal exercise price of $0.001 per share and are classified as equity. The shares underlying the pre-funded warrants are exercisable for little or no consideration and therefore the underlying shares are considered outstanding at the issuance of the pre-funded warrants for purposes of calculating the weighted-average number of common shares outstanding in basic and diluted net loss per share for common share. See Note 9, Equity.
The Company reported net losses for each of the years ended December 31 2023, 2022 and 2021, and therefore excluded all stock options, restricted stock awards and restricted stock units from the computation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

	Year ended December 31,
(shares in millions)	2023	2022	2021
Stock options	7.9	6.8	5.3
Restricted stock units	1.2	0.5	0.1
	9.1	7.3	5.4