Form 10-Q
period 2024-03-31
ARVINAS, INC.
filed 2024-05-07
CIK 1655759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, the registrant had 68,431,891 shares of common stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the initiation, timing, progress and results of our current and future clinical trials of vepdegestrant, ARV-766, ARV-393 and ARV-102, and current clinical trials of bavdegalutamide (ARV-110), including statements regarding the period during which the results of the clinical trials will become available;
•the timing of, and our ability to obtain, marketing approval of our product candidates and the ability of our product candidates to meet existing or future regulatory standards;
•the potential achievement of milestones and receipt of payments under our collaborations, including our collaboration with Pfizer Inc. entered into in July 2021;
•the potential closing of and receipt of payments related to the transaction we entered into with Novartis Pharma AG in April 2024;
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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 27, 2024, and this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” sections, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
ii

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(dollars and shares in millions, except per share amounts)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$88.0	$311.7
Restricted cash	5.5	5.5
Marketable securities	1,081.3	949.3
Other receivables	7.1	7.2
Prepaid expenses and other current assets	8.4	6.5
Total current assets	1,190.3	1,280.2
Property, equipment and leasehold improvements, net	10.4	11.5
Operating lease right of use assets	2.0	2.5
Collaboration contract asset and other assets	9.9	10.4
Total assets	$1,212.6	$1,304.6
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$76.4	$92.2
Deferred revenue	162.9	163.0
Current portion of operating lease liabilities	1.5	1.9
Total current liabilities	240.8	257.1
Deferred revenue	361.0	386.2
Long term debt	0.7	0.8
Operating lease liabilities	0.4	0.5
Total liabilities	602.9	644.6
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, zero shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 68.3 and 68.0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	0.1	0.1
Accumulated deficit	(1,402.1)	(1,332.7)
Additional paid-in capital	2,016.1	1,995.7
Accumulated other comprehensive loss	(4.4)	(3.1)
Total stockholders’ equity	609.7	660.0
Total liabilities and stockholders’ equity	$1,212.6	$1,304.6
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(dollars and shares in millions, except per share amounts)	For the Three Months Ended March 31,
Consolidated Statements of Operations	2024	2023
Revenue	$25.3	$32.5
Operating expenses:
Research and development	84.3	95.3
General and administrative	24.3	24.9
Total operating expenses	108.6	120.2
Loss from operations	(83.3)	(87.7)
Other income (expense)
Other expense, net	—	(1.1)
Interest income, net	14.0	7.6
Total other income	14.0	6.5
Net loss before income taxes and loss from equity method investment	(69.3)	(81.2)
Income tax (expense) benefit	(0.1)	0.4
Loss from equity method investment	—	(1.1)
Net loss	$(69.4)	$(81.9)
Net loss per common share, basic and diluted	$(0.97)	$(1.54)
Weighted average common shares outstanding, basic and diluted	71.7	53.3

(dollars in millions)	For the Three Months Ended March 31,
Consolidated Statements of Comprehensive Loss	2024	2023
Net loss	$(69.4)	$(81.9)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(1.3)	6.6
Comprehensive loss	$(70.7)	$(75.3)
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
For the Three Months Ended March 31, 2024 and 2023	Shares	Amount
Balance as of December 31, 2023	68.0	$0.1	$(1,332.7)	$1,995.7	$(3.1)	$660.0
Stock-based compensation	—	—	—	18.6	—	18.6
Net loss	—	—	(69.4)	—	—	(69.4)
Issuance of common stock under equity incentive plans	0.3	—	—	1.8	—	1.8
Unrealized loss on available-for-sale securities	—	—	—	—	(1.3)	(1.3)
Balance as of March 31, 2024	68.3	$0.1	$(1,402.1)	$2,016.1	$(4.4)	$609.7
Balance as of December 31, 2022	53.2	$0.1	$(965.4)	$1,549.4	$(19.2)	$564.9
Stock-based compensation	—	—	—	19.9	—	19.9
Net loss	—	—	(81.9)	—	—	(81.9)
Issuance of common stock under equity incentive plans	0.2	—	—	1.5	—	1.5
Unrealized gain on available-for-sale securities	—	—	—	—	6.6	6.6
Balance as of March 31, 2023	53.4	$0.1	$(1,047.3)	$1,570.8	$(12.6)	$511.0
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
(dollars in millions)	2024	2023
Cash flows from operating activities:
Net loss	$(69.4)	$(81.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.2	1.2
Net accretion of bond discounts/premiums	(5.5)	(3.4)
Loss on sale of marketable securities	—	0.9
Amortization of right-of-use assets	0.5	0.5
Amortization of collaboration contract asset	0.4	0.6
Stock-based compensation	18.6	19.9
Changes in operating assets and liabilities:
Accounts receivable	—	1.0
Other receivables	0.1	2.3
Prepaid expenses and other current assets	(1.9)	6.9
Accounts payable and accrued liabilities	(15.7)	(8.8)
Operating lease liability	(0.5)	(0.5)
Deferred revenue	(25.3)	(29.9)
Net cash used in operating activities	(97.5)	(91.2)
Cash flows from investing activities:
Purchases of marketable securities	(247.9)	(175.7)
Maturities of marketable securities	120.2	280.3
Sales of marketable securities	—	35.1
Purchases of property, equipment and leasehold improvements	(0.1)	(1.1)
Net cash (used in) provided by investing activities	(127.8)	138.6
Cash flows from financing activities:
Repayments of long term debt	(0.2)	—
Proceeds from exercise of stock options and issuance of ESPP shares	1.8	1.5
Net cash provided by financing activities	1.6	1.5
Net (decrease) increase in cash, cash equivalents and restricted cash	(223.7)	48.9
Cash, cash equivalents and restricted cash, beginning of the period	317.2	86.8
Cash, cash equivalents and restricted cash, end of the period	$93.5	$135.7
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$—	$0.1
Cash paid for taxes	$1.2	$—
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
The accompanying unaudited condensed consolidated financial statements include the accounts of Arvinas, Inc. and its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company's audited consolidated financial statements as of that date. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, forming part of Arvinas’ 2023 Annual Report on Form 10-K filed with the SEC on February 27, 2024.
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
Risks and Uncertainties
The Company is subject to a number of risks similar to other biotechnology companies in the early stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, and the need to successfully commercialize and gain market acceptance of the Company’s products and to protect its proprietary technology. If the Company does not successfully obtain regulatory approval, it will be unable to generate revenue from product sales or achieve profitability.
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows in the foreseeable future. The Company has financed its operations primarily through sales of equity interests, proceeds from collaborations, grant funding and debt financing. The Company had cash, cash equivalents, restricted cash and marketable securities of approximately $1.2 billion as of March 31, 2024.
2. Summary of Accounting Pronouncements and Significant Accounting Policies
Accounting Pronouncements
Recently Adopted Accounting Pronouncements
There have been no recently adopted accounting pronouncements that have had a material impact on the Company's unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Segment Reporting (Topic 280) - In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures,” which requires disclosure of incremental segment information on an annual and interim basis and also requires companies with a single reportable segment to provide all disclosures required by this ASU and all existing segment disclosures in Accounting Standard Codification (“ASC”) 280, “Segment Reporting.” The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
Income Taxes (Topic 740) - In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures," which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.
Significant Accounting Policies
There were no changes to the Company’s significant accounting policies during the three months ended March 31, 2024.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown in the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023:

(dollars in millions)	March 31, 2024	March 31, 2023
Cash and cash equivalents	$88.0	$130.2
Restricted cash	5.5	5.5
Cash, cash equivalents and restricted cash	$93.5	$135.7
Restricted cash represents a letter of credit collateralized by a certificate of deposit in the same amount as required under the terms of the Company's laboratory and office space lease as amended in August 2022.
3. Research Collaboration and License Agreements
Vepdegestrant (ARV-471) Collaboration Agreement
In July 2021, the Company entered into a Collaboration Agreement with Pfizer Inc. (“Pfizer”) (the “Vepdegestrant (ARV-471) Collaboration Agreement”) pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound vepdegestrant (the “Licensed Products”). Under the Vepdegestrant (ARV-471) Collaboration Agreement, the Company received an upfront, non-refundable payment of $650.0 million. In addition, the Company is eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400.0 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones. There were no regulatory or sales-based milestone payments received through March 31, 2024.
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

As a direct result of the Company’s entry into the Vepdegestrant (ARV-471) Collaboration Agreement, the Company incurred direct and incremental costs to obtain the contract, paid to a financial advisor, totaling $12.9 million. In accordance with ASC 340, Other Assets and Deferred Costs, the Company recognized an asset of $12.9 million in collaboration contract asset and other assets in the condensed consolidated balance sheet at inception of the Vepdegestrant (ARV-471) Collaboration Agreement, which is being amortized as general and administrative expense over the total estimated period of performance under the Vepdegestrant (ARV-471) Collaboration Agreement.
Bayer Collaboration Agreement
In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (the “Bayer Collaboration Agreement”) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras ("PROTAC® targeted protein degraders") that mediate the degradation of target proteins. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront, non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license. The Company also received an additional $12.0 million from Bayer AG from inception through 2023, including $1.5 million received during the three months ended March 31, 2023. These payments are being recognized over the total estimated period of performance.
The Company is also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated target proteins. In addition, the Company is eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions. There were no development or sales-based milestone payments or royalties received through March 31, 2024.
Pfizer Research Collaboration Agreement
In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer (the “Pfizer Research Collaboration Agreement”). Under the terms of the Pfizer Research Collaboration Agreement, the Company received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. These payments are being recognized as revenue over the total estimated period of performance. The Company is eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all target proteins under the Pfizer Research Collaboration Agreement.
The Company is also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated target proteins under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales. During the three months ended March 31, 2023, the Company received payments totaling $1.0 million for additional target proteins and services which are being recognized as revenue over the total period of performance. There were no sales-based milestone payments or royalties received through March 31, 2024.
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
The Company is eligible to receive up to $44.0 million per target protein in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received through March 31, 2024.

Changes in the Company's contract balances for the three months ended March 31, 2024 and 2023 were as follows:

(dollars in millions)	March 31, 2024	March 31, 2023
Accounts receivable related to collaborations
Beginning balance	$—	$1.0
Additions	—	1.5
Payments received	—	(2.5)
Ending balance	$—	$—
Accounts payable related to collaborations
Beginning balance	$13.1	$5.0
Additions	14.1	1.7
Payments made	(13.1)	(5.0)
Ending balance	$14.1	$1.7
Contract assets: Collaboration contract asset
Beginning balance	$9.4	$10.7
Additions	—	—
Amortization	(0.4)	(0.6)
Ending balance	$9.0	$10.1
Contract liabilities: Deferred revenue
Beginning balance	$549.2	$623.7
Revenue recognized from balances held at the beginning of the period	(25.3)	(31.4)
Additions to collaboration agreements	—	1.5
Ending balance	$523.9	$593.8
During the three months ended March 31, 2023, the Company changed its estimate of the duration of the performance period under the Bayer Collaboration Agreement and Pfizer Research Collaboration Agreement as a result of updated research timelines. The changes in accounting estimate resulted in a decrease in revenue and net income of $8.2 million and a decrease in net loss per share of $0.15 for the three months ended March 31, 2023. The reversed revenue will be recognized in future periods as the Company continues to advance on the performance obligation under the updated collaboration timelines.
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of March 31, 2024 totaled $523.9 million, which is expected to be recognized in the following periods:

(dollars in millions)
Remainder of 2024	$124.6
2025	153.4
2026	105.0
2027	57.6
2028	59.8
2029	23.5
Total	$523.9
4. Marketable Securities and Fair Value Measurements
The Company’s marketable securities consist of corporate bonds and government securities which are adjusted to fair value as of each balance sheet date based on quoted prices, which are considered Level 2 inputs.

The following is a summary of the Company’s available-for-sale marketable securities measured at fair value on a recurring basis.

	March 31, 2024
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$1,074.5	$0.3	$(4.7)	$1,070.1
Government securities	Level 2	11.2	—	—	11.2
Total		$1,085.7	$0.3	$(4.7)	$1,081.3

	December 31, 2023
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$934.4	$1.5	$(4.6)	$931.3
Government securities	Level 2	18.0	—	—	18.0
Total		$952.4	$1.5	$(4.6)	$949.3
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
5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

(dollars in millions)	March 31, 2024	December 31, 2023
Laboratory equipment	$18.5	$18.5
Leasehold improvements	11.6	11.5
Office equipment	2.6	2.6
Total property, equipment and leasehold improvements	32.7	32.6
Less: accumulated depreciation and amortization	(22.3)	(21.1)
Property, equipment and leasehold improvements, net	$10.4	$11.5
Depreciation and amortization expense totaled $1.2 million for each of the three months ended March 31, 2024 and 2023.
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
In May 2021, the Company entered into a lease arrangement, which was amended in August 2022, for approximately 160,000 square feet of laboratory and office space, expected to be occupied in 2025. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year lease term. In connection with the signing and amendment of the lease, the Company issued a letter of credit totaling $5.5 million, collateralized by a certificate of deposit in the same amount, which is presented as restricted cash in the condensed consolidated balance sheets.
The Company has operating leases for its corporate office, laboratories and certain equipment, which expire no later than October 2025. The leases have a weighted average remaining term of 1.1 years.
The components of lease expense were as follows:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Operating lease cost	$0.5	$0.5
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$0.5	$0.5
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$—	$—
Maturities of operating lease liabilities as of March 31, 2024, were as follows:

(dollars in millions)
Remainder of 2024	$1.5
2025	0.5
Total lease payments	2.0
Less: imputed interest	(0.1)
Total	$1.9

7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

(dollars in millions)	March 31, 2024	December 31, 2023
Accounts payable	$17.8	$17.8
Accrued liabilities
Research and development expenses	40.1	43.1
Employee expenses	9.7	25.7
Income taxes	3.4	0.7
Professional fees	3.3	2.5
General and administrative and commercial expenses	2.1	2.4
Total accounts payable and accrued liabilities	$76.4	$92.2
8. Long-Term Debt
Debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	March 31, 2024	December 31, 2023
2018 Assistance Agreement Debt	09/28	3.25%	$0.9	$1.0
Less: current installments			(0.2)	(0.2)
Total long-term debt			$0.7	$0.8
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
Minimum future principal payments on long-term debt are as follows:

(dollars in millions)
Remainder of 2024	$0.1
2025	0.2
2026	0.2
2027	0.2
2028	0.2
Total	$0.9
During the three months ended March 31, 2024 and 2023, interest expense was immaterial.
9. Equity
Equity Distribution Agreements
In November 2023, the Company amended and restated the Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under a universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the three months ended March 31, 2024, no shares were issued under this agreement.

Stock-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of March 31, 2024, 3,086,198 shares remained available for purchase. During the three months ended March 31, 2024 and 2023, the Company issued 34,515 and 23,206 shares of common stock, respectively, under the 2018 ESPP.
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the “2018 Plan”), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of shares of common stock initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181 shares) issued in respect of incentive units granted under the Fourth Amendment to the Company’s Incentive Share Plan, which was terminated in September 2018, that were subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of March 31, 2024, 2,865,330 shares remained available for issuance under the 2018 Plan. Shares of common stock subject to outstanding equity awards that expire or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.
Compensation Expense
During the three months ended March 31, 2024 and 2023, the Company recognized compensation expense of $18.6 million and $19.9 million, respectively, related to the issuance of incentive awards, including $0.2 million and $0.3 million, respectively, related to the 2018 ESPP.
As of March 31, 2024, there was $118.7 million of total unrecognized compensation expense that is expected to be amortized over a weighted average period of approximately 1.5 years.
Stock Options
The fair value of the stock options granted during the three months ended March 31, 2024 and 2023 was determined using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2024	March 31, 2023
Expected volatility (1)	75.1 - 75.6%	72.6 - 74.2%
Expected term (years) (2)	5.4 - 5.5	5.6 - 7.0
Risk free interest rate (3)	3.9% - 4.3%	3.4% - 4.2%
Expected dividend yield	0%	0%
Exercise price	$38.10 - $47.00	$30.40 - $36.27
(1)    Expected volatility is calculated by utilizing the Company's historical volatility of its stock price over a period equal to the expected term.
(2)    Expected term is calculated based on the Company's historical experience.
(3)     Risk free interest rate is based on an interpolation of U.S. Treasury rates to reflect the expected term at the date of grant.

A summary of the stock option activity under the 2018 Plan during the three months ended March 31, 2024 is presented below. These amounts include stock options granted to employees and directors.

(dollars in millions, except weighted average exercise price)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	7,933,794	$45.22	7.2	$62.6
Granted	866,983	$45.82
Exercised	(43,363)	$24.19
Forfeited	(154,857)	$54.89
Outstanding as of March 31, 2024	8,602,557	$45.23	7.3	$61.8
Vested and exercisable as of March 31, 2024	5,266,294	$44.06	6.3	$49.0
Vested and expected to vest as of March 31, 2024	8,297,923	$45.29	7.2	$60.5
Included in the table above are stock options to purchase 161,193 shares of common stock granted outside the 2018 Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).
The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2024 and 2023 was $30.52 and $23.38, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $0.9 million and $0.5 million, respectively.
Restricted Stock Units ("RSUs")
A summary of RSU activity under the 2018 Plan during the three months ended March 31, 2024 is presented below. These amounts include RSUs granted to employees.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested RSUs as of December 31, 2023	1,151,856	$38.16
Granted	1,538,792	$46.55
Vested	(202,578)	$40.19
Forfeited	(25,820)	$32.87
Unvested RSUs as of March 31, 2024	2,462,250	$43.29
Included in the table above are RSUs representing 108,956 shares of common stock granted outside the 2018 Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).
The total fair value of RSUs vested during the three months ended March 31, 2024 and 2023 was $8.1 million and $3.5 million, respectively.
10. Income Taxes
For the three months ended March 31, 2024, the Company recognized income tax expense of $0.1 million, resulting in an effective tax rate of (0.2)%, as compared to income tax benefit $0.4 million, resulting in an effective tax rate of 0.5% in the same period for 2023. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended March 31, 2024 and the Company’s overall effective tax rate of (0.2)% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended March 31, 2023 and the Company’s overall effective tax rate of 0.5% was the effect of expected benefits from state net operating loss carryback claims offset by equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
A valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company continues to establish a valuation allowance against the full amount of its net deferred tax assets since it is more likely than not that benefits will not be realized, including those benefits created in the current year. This assessment is based on the Company's historical cumulative losses, which provide strong objective evidence that cannot be overcome with projections of income, as well as the fact the Company expects continuing losses in the future.
11. Net Loss Per Share
Basic and diluted loss per common share was calculated as follows:

	For the Three Months Ended March 31,
(dollars and shares in millions, except per share amounts)	2024	2023
Net loss	$(69.4)	$(81.9)
Weighted average number of common shares outstanding - basic and diluted	71.7	53.3
Net loss per common share - basic and diluted	$(0.97)	$(1.54)
The weighted average number of common shares included in the computation of basic and diluted net loss per common share for the three months ended March 31, 2024 gives effect to pre-funded warrants issued in November 2023 which allow holders to acquire up 3,422,380 shares of common stock at a nominal exercise price of $0.001 per share and are classified as equity. The shares underlying the pre-funded warrants are exercisable for little or no consideration and therefore the underlying shares are considered outstanding at the issuance of the pre-funded warrants for purposes of calculating the weighted average number of common shares outstanding in basic and diluted net loss per share for common share.
The Company reported net losses for each of the three months ended March 31, 2024 and 2023, and therefore excluded all stock options and RSUs from the calculation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

	For the Three and Three Months Ended March 31,
(shares in millions)	2024	2023
Stock options	8.6	8.2
RSUs	2.5	1.1
	11.1	9.3
12. Equity Method Investments
In July 2019, the Company and Bayer CropScience LP (“Bayer LP”) formed Oerth Bio LLC ("Oerth Bio"), a joint venture to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. The Company and Bayer LP each held an initial ownership interest in Oerth Bio of 50%. A 15% ownership interest of Oerth Bio was reserved for the future grants of incentive units to employees and service providers and, as a result, the Company's ownership interest totaled 44.6% and 46.0% as of March 31, 2024 and 2023, respectively, as a result of vested incentive units.

Net loss of Oerth Bio for the three months ended March 31, 2024 and 2023 totaled $0.7 million and $2.4 million, respectively. The Company recognized equity method losses of zero and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024 and 2023, the Company’s carrying value of the investment was zero.
The Company also provides Oerth Bio with compensated research, development and administrative services through a separate agreement. The services rendered by the Company during the three months ended March 31, 2024 and 2023 were immaterial.
13. Commitments and Contingencies
From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount, which could differ materially. Legal fees and other costs associated with such actions are expensed as incurred. The Company's accrual for such matters totaled $15.2 million and $7.0 million as of March 31, 2024 and 2023, respectively, primarily related to a contract dispute with the potential means of resolution involving contract modification and, or payment of consideration. An estimate of the possible range of loss associated with the dispute cannot be made at this time and the Company has accrued its best estimate as of March 31, 2024.
Clinical and Preclinical Development and Licensing Arrangements
From time to time, the Company enters into contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies and other services related to its development activities. The scope of the services under these agreements can generally be modified at any time, and the agreement can be terminated by either party after a period of notice and receipt of written notice.
In addition, under licensing and related arrangements to which the Company is a party, the Company may be obligated to make milestone payments to third parties. The payment obligations under these arrangements are contingent upon future events, such as achievement of specified milestones or generation of product sales, and the amount, timing and likelihood of such payments are not known.
FMI Agreement
In June 2022, the Company entered into a Master In Vitro Diagnostics Agreement with Foundation Medicine, Inc. (the "FMI Agreement") for the development and commercialization of one or more of Foundation Medicine, Inc.’s companion in vitro diagnostic assays for use with one or more of the Company's therapeutic products.
The FMI Agreement does not have a fixed duration, and the Company may terminate the FMI Agreement for convenience by providing adequate written notice to Foundation Medicine, Inc., subject to payment of applicable termination fees. Either party may terminate the FMI Agreement in its entirety for an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or by the mutual written agreement of both parties. Additionally, Foundation Medicine, Inc. may terminate the FMI Agreement with respect to an applicable program, (a) if a reasonably necessary third party license is not secured by Foundation Medicine, Inc. or if the Company does not consent to payments for such license, (b) if Foundation Medicine, Inc. reasonably determines that further development of the applicable assay is not technically feasible or (c) following a certain number of years after the first commercial launch of the applicable assay for use with the applicable therapeutic product. Certain licensing and other rights and certain obligations of Foundation Medicine, Inc. survive termination of the FMI Agreement. If the FMI Agreement is terminated in its entirety or with respect to any program, the Company has certain payment obligations remaining to Foundation Medicine, Inc. and may also be required to pay a termination fee, if applicable.
ARV-766
In exchange for the development of FoundationOne® Liquid CDx as a companion diagnostic for use with ARV-766 for androgen receptor (“AR”) metastatic castration-resistant prostate cancer in the United States and European Union, pursuant to the terms of the FMI Agreement, the Company is subject to success-based milestone payments of up to low tens of millions of dollars in addition to certain validation fees per sample and related pass-through costs.
14. Subsequent Events
In April 2024, the Company entered into a transaction with Novartis Pharma AG ("Novartis") (the "Novartis Transaction") for the worldwide development, manufacture and commercialization of ARV-766, the Company's second generation PROTAC® androgen receptor (AR) degrader for patients with prostate cancer, under an exclusive strategic license agreement (the "Novartis License Agreement") and an asset purchase agreement for the sale of the Company's preclinical AR-V7 program (the "Novartis Asset Agreement".)
Under the terms of the agreements, Novartis will be responsible for worldwide clinical development and commercialization of ARV-766 and will have all research, development, manufacturing, and commercialization rights with respect to the preclinical AR-V7 program. Novartis will pay the Company a one-time, upfront payment in the aggregate amount of $150.0 million. Under the Novartis License Agreement, the Company is eligible to receive up to and additional $1.01 billion in additional development, regulatory and commercial milestone payments for ARV-766 and tiered royalties based on worldwide net sales of ARV-766, subject to reduction under certain circumstances as provided in the Novartis License Agreement.
Closing of the Novartis Transaction is subject to customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
The Novartis License Agreement and the Novartis Asset Agreement will become effective upon the closing of the transaction. The Novartis License Agreement will expire on a country-by-country basis (or, in certain cases, a region-by-region basis) until the expiration of the applicable royalty term for such country (or region, as applicable). The Novartis License Agreement contains customary termination provisions, including that either party may terminate the Novartis License Agreement (a) upon the material breach of the other party or (b) in the event the other party experiences an insolvency event. Additionally, Novartis may terminate the Novartis License Agreement for convenience or upon a safety or regulatory issue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amount and certainty of cash flows from operations and from outside sources, so as to allow investors to better view our company from management’s perspective. You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the related notes and discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 27, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 27, 2024 and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in or implied by these forward-looking statements.
Overview
Our Business
We are a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of therapies that degrade disease-causing proteins. We use our PROTAC Discovery Engine, our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, which are designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. We have a robust preclinical pipeline of PROTAC protein degraders targeting a broad range of intracellular disease targets, including those representing proteins that currently cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in areas of unmet need, including oncology (including immuno-oncology), neuroscience and other therapeutic areas.
We and our collaborators have initiated programs across multiple therapeutic areas with the goal of developing and delivering life-changing therapies to patients in need. We have four investigational clinical stage programs: vepdegestrant, a novel PROTAC estrogen receptor, or ER, protein degrader for the treatment of patients with locally advanced or metastatic ER positive / human epidermal growth factor receptor 2, or HER2, negative, or ER+/HER2-, breast cancer; ARV-766, an oral PROTAC protein degrader that targets the androgen receptor, or AR, protein, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC, for which we recently entered into a license agreement with Novartis Pharma AG, or Novartis, for a worldwide license for the development, manufacture and commercialization; bavdegalutamide (ARV-110), also an oral PROTAC protein degrader that targets the AR protein, for the treatment of men with mCRPC; and ARV-102, a PROTAC degrader designed to target the LRRK2 protein for the treatment of patients with neurodegenerative disorders. We also have a preclinical product candidate, ARV-393, a PROTAC degrader designed to target the B-cell lymphoma 6, or BCL6 protein. In addition to the programs above and our early-stage collaborations with Pfizer, Inc., or Pfizer, Genentech, Inc. and F. Hoffmann-La Roche Ltd, collectively referred to as Genentech, and Bayer AG, or Bayer, we are conducting exploratory research and development work on multiple other undisclosed targets.
Estrogen Receptor Program: Vepdegestrant
Vepdegestrant is an investigational orally bioavailable PROTAC protein degrader designed to target and degrade the ER for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer. We are co-developing vepdegestrant with Pfizer, pursuant to a collaboration agreement that we and Pfizer entered into in July 2021. We granted Pfizer worldwide co-exclusive rights to develop and commercialize vepdegestrant.
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
We, along with Pfizer, have several ongoing clinical trials of vepdegestrant, designed to potentially position vepdegestrant as a backbone ER-targeting therapy in breast cancer, including:
•Study lead-in of VERITAC-3, a Phase 3 first-line clinical trial of vepdegestrant in combination with IBRANCE® (palbociclib), targeting metastatic breast cancer, for which we completed enrollment of patients in the second quarter of 2024;
•VERITAC-2, a Phase 3 second-line clinical trial of vepdegestrant as a monotherapy, targeting metastatic breast cancer, for which we are currently enrolling patients;
•VERITAC, a Phase 2 second-line dose expansion clinical trial of vepdegestrant as a monotherapy, targeting metastatic breast cancer, for which enrollment of patients is complete;
•TACTIVE-N, a Phase 2 clinical trial of vepdegestrant as a monotherapy in the neoadjuvant setting, to inform a potential adjuvant trial, for which enrollment of patients is complete;
•TACTIVE-U, a Phase 1b/2 clinical trial of vepdegestrant in combination with multiple targeted therapies including abemaciclib, ribociclib and Carrick Therapeutics, Inc.'s, or Carrick, cyclin-dependent kinase 7, or CDK7, inhibitor, samuraciclib, for which we are currently enrolling patients;
•TACTIVE-E, a Phase 1 clinical trial of vepdegestrant in combination with everolimus, for which enrollment of patients is complete; and
•TACTIVE-K, a Phase 1b/2 clinical trial of vepdegestrant in combination with Pfizer's cyclin-dependent kinase 4, or CDK4, inhibitor, atirmociclib (PF-07220060), for which we are currently enrolling patients.
In addition to the above, the first quarter of 2024, we initiated an additional arm of TACTIVE-U, the Phase 1b combination umbrella trial with Carrick's CDK7 inhibitor, initiated dosing for TACTIVE-K, and completed enrollment in the TACTIVE-N Phase 2 clinical trial of vepdegestrant as a monotherapy in the neoadjuvant setting. In addition, in the first quarter of 2024, the U.S. Food and Drug Administration, or the FDA, granted Fast Track designation for the investigation of vepdegestrant as a monotherapy in the treatment of adults with ER+/HER- locally advanced or metastatic breast cancer previously treated with endocrine based therapy, and we announced the inclusion of an additional arm in the I-SPY-2 Endocrine Optimization Platform (EOP) study (NCT01042379) that will evaluate vepdegestrant in combination with abemaciclib. Vepdegestrant is also being evaluated in a monotherapy arm and in combination with letrozole arm in the ongoing I-SPY TRIAL endocrine optimization program sponsored by Quantum Leap.
We expect to complete enrollment and announce top-line data for the VERITAC-2 Phase 3 trial of vepdegestrant as a monotherapy in patients with metastatic breast cancer in the second half of 2024. Also in the second half of 2024, we expect to determine the recommended Phase 3 dose of palbociclib (100 mg or 75 mg) to be administered in combination with vepdegestrant (200 mg) from the study-lead in of the VERITAC-3 Phase 3 trial of vepdegestrant and palbociclib as a first-line treatment in patients with ER+/HER2- locally advanced or metastatic breast cancer.
In addition, moving forward, we expect to continue enrollment in TACTIVE-K and TACTIVE-U, and pending health regulatory feedback, initiate:
•a new first line Phase 3 clinical trial of vepdegestrant in combination with Pfizer's CDK4 inhibitor, atirmociclib; and
•a new second line Phase 3 clinical trial of vepdegestrant in combination with palbociclib and potentially other CDK4/6 inhibitors, in patients with ER+/HER2- localized breast cancer

Androgen Receptor Programs: ARV-766 and bavdegalutamide (ARV-110)

ARV-766 is an investigational orally bioavailable PROTAC protein degrader designed to target AR with a different profile than bavdegalutamide (ARV-110), as a potential treatment for men with mCRPC and metastatic castration-sensitive prostate cancer. Bavdegalutamide is an investigational orally bioavailable PROTAC protein degrader designed to target and degrade the AR for the treatment of men with mCRPC.

Based on signs of superior tolerability and efficacy of ARV-766 in clinical settings to date as compared to bavdegalutamide (ARV-110), early in the fourth quarter of 2023, we prioritized the initiation of a Phase 3 clinical trial with ARV-766 in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide. We expect to continue ongoing trial activities with bavdegalutamide (ARV-110-101 and ARV-110-103), though we will not be enrolling new patients.
In the second quarter of 2024, we entered into a transaction, or the Novartis Transaction, including both a license agreement, or the Novartis License Agreement, and an asset purchase agreement, or the Novartis Asset Agreement, with Novartis. Pursuant to the Novartis License Agreement, we will grant Novartis an exclusive worldwide license for the development, manufacture and commercialization of ARV-766, our second generation PROTAC® AR degrader for patients with prostate cancer. The transaction is subject to customary closing conditions, including a U.S. antitrust regulatory review, which we currently expect to conclude in the second half of 2024. Pending satisfaction of such closing conditions, we will be transitioning our ongoing and planned clinical trials of ARV-766 to Novartis, including:
•a Phase 2 dose expansion clinical trial in the post-novel hormonal agent, or NHA setting;
•a Phase 1 dose escalation clinical trial in the post-NHA setting; and
•a Phase 1/2 clinical trial in combination with abiraterone in the pre-NHA setting.
Other Clinical and Preclinical Programs
ARV-102 and ARV-393
ARV-102 is our first oral PROTAC protein degrader in development to treat neurodegenerative diseases. In preclinical studies, ARV-102 has been shown to cross the blood-brain barrier and degrade LRRK2, which is a large multidomain scaffolding kinase. Increased activity and expressions of LRRK2 is linked to and genetically involved in the pathogenesis of neurological diseases including idiopathic Parkinson’s disease and progressive supranuclear palsy. In non-human primates, orally administered ARV-102 has been shown to reach deep-brain regions and degrade LRRK2 by nearly 90%. We initiated dosing in the first in-human Phase 1 clinical trial for ARV-102 in the first quarter of 2024 and are enrolling healthy volunteers at the Centre for Human Drug Research in Leiden, the Netherlands. The trial will evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of ARV-102, including the evaluation of LRRK2 degradation and exploratory LRRK2 pathway biomarkers.

In the first quarter of 2024, we announced that the FDA cleared our investigational new drug application, or IND, for ARV-393, a PROTAC degrader designed to target the BCL6 protein, and we plan to initiate first-in-human Phase 1 clinical trial for ARV-393 in the second quarter of 2024.
Our Operations
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. Since inception through March 31, 2024, we raised approximately $1.7 billion in gross proceeds from the sale of equity instruments and the exercise of stock options and had received an aggregate of $783.0 million in payments primarily from collaboration partners.
We are a clinical-stage company, with product candidates in clinical development and other drug discovery activities in the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses and expect to incur increasing operating losses for at least the next several years due to costs associated with our ongoing and anticipated preclinical and clinical activities, development activities, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, increased expenses incurred with CMOs to supply us with product for our preclinical and clinical studies and expenses incurred with contract research organizations, or CROs, for the synthesis of compounds in our preclinical development activities, as well as other associated costs including the management of our intellectual property portfolio.
We do not expect to generate any revenue from product sales in the near future, if ever. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research or product development programs or any future commercialization efforts, or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.
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
Novartis Transaction
In April 2024, we entered into a transaction, or the Novartis Transaction, including both a license agreement, or the Novartis License Agreement and an asset purchase agreement, or the Novartis Asset Agreement with Novartis. Pursuant to the Novartis License Agreement, we will grant Novartis an exclusive worldwide license for the development, manufacture and commercialization of ARV-766, our second generation PROTAC® AR degrader for patients with prostate cancer. Pursuant to the Novartis Asset Agreement, we will sell to Novartis all of our rights, title and interest in our PROTAC® protein degrader targeting AR-V7, a splice variant of the AR.
Under the terms of and as consideration for entering into the Novartis Transaction, Novartis will pay to us a one-time, upfront payment in the aggregate amount of $150.0 million. Under the Novartis License Agreement, we are also eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory, and commercial milestones for ARV-766 being met, as well as tiered royalties based upon worldwide net sales of ARV-766, subject to reduction under certain circumstances as provided in the Novartis License Agreement.
Closing of the Novartis Transaction is subject to customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
The Novartis License Agreement and the Novartis Asset Agreement will become effective upon the closing of the Novartis Transaction. The Novartis License Agreement will expire on a country-by-country basis (or, in certain cases, a region-by-region basis) until the expiration of the applicable royalty term for such country (or region, as applicable). The Novartis License Agreement contains customary termination provisions, including that either party may terminate the Novartis License Agreement (a) upon the material breach of the other party or (b) in the event the other party experiences an insolvency event. Additionally, Novartis may terminate the Novartis License Agreement for convenience or upon a safety or regulatory issue.

Genentech License Agreement
In September 2015, we entered into an Option and License Agreement with Genentech focused on PROTAC targeted protein degrader discovery and research for target proteins based on our proprietary platform technology, other than excluded target proteins as described below. This collaboration was expanded in November 2017 through an Amended and Restated Option, License and Collaboration Agreement, which we refer to as the Restated Genentech Agreement.
Under the Restated Genentech Agreement, Genentech has the right to designate up to ten target proteins for further discovery and research utilizing our PROTAC platform technology. Genentech may designate as a target any protein to which a PROTAC targeted protein degrader, by design, binds to achieve its mechanism of action, subject to certain exclusions. Genentech also has the right to remove a target protein from the collaboration and substitute a different target protein that is not an excluded target protein at any time prior to us commencing research on such target protein or in certain circumstances following commencement of research by us.
At the time we entered into the original agreement with Genentech, we received an upfront payment of $11.0 million, and at the time we entered into the Restated Genentech Agreement, we received an additional $34.5 million in upfront and expansion target payments. We are eligible to receive payments aggregating up to $44.0 million per target protein upon the achievement of specified development milestones; payments aggregating up to $52.5 million per target protein (assuming approval of two indications) subject to the achievement of specified regulatory milestones; and payments aggregating up to $60.0 million per PROTAC targeted protein degrader directed against the applicable target protein, subject to the achievement of specified sales milestones. These milestone payments are subject to reduction if we do not have a valid patent claim covering the licensed PROTAC targeted protein degrader at the time the milestone is achieved. We are also eligible to receive, on net sales of licensed PROTAC targeted protein degraders, mid-single digit royalties, which may be subject to reductions.
Pfizer Research Collaboration Agreement
In December 2017, we entered into a Research Collaboration and License Agreement with Pfizer, setting forth our collaboration to identify or optimize PROTAC targeted protein degraders that mediate for degradation of target proteins, using our proprietary platform technology that are identified in the agreement or subsequently selected by Pfizer, subject to certain exclusions. We refer to this agreement as the Pfizer Research Collaboration Agreement.
Under the Pfizer Research Collaboration Agreement, Pfizer has designated a number of initial target proteins. For each identified target protein, we and Pfizer will conduct a separate research program pursuant to a research plan. Pfizer may make substitutions for any of the initial target proteins candidates, subject to the stage of research for such target protein.
In the year ended December 31, 2018, we received an upfront non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of our technology license and to fund Pfizer-related research, as defined within the Pfizer Research Collaboration Agreement. We are eligible to receive up to an additional $37.5 million in non-refundable option payments if Pfizer exercises its options for all target proteins under the Pfizer Research Collaboration Agreement. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated target proteins under the Pfizer Research Collaboration Agreement, as well as mid- to high-single digit tiered royalties, which may be subject to reductions, on net sales of PROTAC targeted protein degrader-related products.
Bayer Collaboration Agreement
In June 2019, we entered into a Collaboration and License Agreement, or the Bayer Collaboration Agreement, with Bayer, setting forth our collaboration to identify or optimize PROTAC targeted protein degraders that mediate for degradation of target proteins, using our proprietary platform technology, that are selected by Bayer, subject to certain exclusions and limitations. The Bayer Collaboration Agreement became effective in July 2019.

Under the Bayer Collaboration Agreement, we and Bayer conduct a research program pursuant to separate research plans mutually agreed to by us and Bayer and tailored to each target protein selected by Bayer. Bayer may make substitutions for any such initial target protein candidates, subject to certain conditions and based on the stage of research for such target protein. During the term of the Bayer Collaboration Agreement, we are not permitted, either directly or indirectly, to design, identify, discover or develop any small molecule pharmacologically-active agent whose primary mechanism of action is, by design, directed to the inhibition or degradation of any target protein selected or reserved by Bayer, or grant any license, covenant not to sue or other right to any third party in the field of human disease under the licensed intellectual property for the conduct of such activities.
Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront non-refundable payment of $17.5 million and an additional $12.0 million in aggregate from inception through 2023. We are also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated target proteins. In addition, we are eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.
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

	For the Three Months Ended March 31,
(in millions)	2024	2023
AR program development costs	$11.4	$19.6
ER program development costs	22.0	24.3
Other research and development costs	50.9	51.4
Total research and development costs	$84.3	$95.3
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we continue to conduct our ongoing clinical trials of vepdegestrant and ARV-102, initiate clinical trials of ARV-393, and continue to discover and develop additional product candidates. Research and development expenses related to vepdegestrant are shared equally with Pfizer since July 22, 2021, the effective date of the Vepdegestrant (ARV-471) Collaboration Agreement. The ER program development costs in the table above reflect the cost sharing with Pfizer.
We cannot determine with certainty the duration and costs of future clinical trials of vepdegestrant, ARV-766, ARV-393, ARV-102 or unexpected costs of ongoing clinical trials of bavdegalutamide, or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
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
As of December 31, 2023, we had $235.9 million of federal net operating loss carryforwards which may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income in the year in which carryforwards are used, $250.0 million of state and local net operating loss carryforwards which expire at various dates beginning in 2035, $29.1 million of federal tax credit carryforwards and $18.7 million of state tax credit carryforwards as of December 31, 2023 which expire at various dates beginning in 2040. We expect to generate federal and state net operating losses and credit carryforwards in 2024 and future periods. The revenue recognition and capitalization of research expenses are timing differences for tax purposes and deferred tax assets were established. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.

As of March 31, 2024, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc.
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
There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 27, 2024.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023

	For the Three Months Ended March 31,
(dollars in millions)	2024	2023	$ change
Revenue	$25.3	$32.5	$(7.2)
Research and development expenses	(84.3)	(95.3)	11.0
General and administrative expenses	(24.3)	(24.9)	0.6
Other income	14.0	6.5	7.5
Income tax (expense) benefit	(0.1)	0.4	(0.5)
Loss from equity method investments	—	(1.1)	1.1
Net loss	$(69.4)	$(81.9)	$12.5
Revenues
Revenues for the three months ended March 31, 2024 totaled $25.3 million, compared to $32.5 million for the three months ended March 31, 2023. The decrease of $7.2 million was primarily due to a decrease in revenue from the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer totaling $12.5 million, a decrease in revenue from the Restated Genentech Agreement of $1.8 million as the performance period under the contract has concluded, and a decrease of $1.1 million of previously constrained deferred revenue related to our Oerth Bio joint venture, offset in part by year over year increases in revenue of $5.5 million and $2.6 million from the Bayer Collaboration Agreement and the Pfizer Research Collaboration Agreement, respectively, due to changes in estimates in 2023 of the performance period duration under the agreements resulting from updated research timelines.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2024 totaled $84.3 million, compared to $95.3 million for the three months ended March 31, 2023. The decrease of $11.0 million was primarily due to decreases in expenses related to our AR and ER programs of $8.2 million and $2.3 million, respectively, as well as a decrease in expenses related to our platform and exploratory programs of $0.5 million. The decrease in expenses over all of our programs was driven by clinical trial costs and related drug manufacturing costs of $9.7 million within our AR and ER programs and a decrease in direct expenses related to our platform and exploratory targets on $5.1 million, partially offset by an increase in personnel and infrastructure related costs of $3.7 million.
General and Administrative Expenses
General and administrative expenses totaled $24.3 million for the three months ended March 31, 2024, compared to $24.9 million for the three months ended March 31, 2023. The decrease of $0.6 million was primarily due to a decrease in personnel and infrastructure related costs of $2.4 million, partially offset by an increase in professional fees of $1.3 million and increases related to establishing our commercial operations of $0.6 million.
Other Income
Other income totaled $14.0 million for the three months ended March 31, 2024, compared to $6.5 million for the three months ended March 31, 2023. The increase of $7.5 million was due to interest income on our marketable securities from higher interest rates and a higher average investment balance from our 2023 at-the-market and private placement offerings.
Income Tax Expense
Income tax expense totaled $0.1 million for the three months ended March 31, 2024, compared to an income tax benefit of $0.4 million for the three months ended March 31, 2023. The current year tax expense was driven by the effect of equity compensation and the valuation allowance recorded against the full amount of our net deferred tax assets. Prior year tax expense was driven by expected benefits from state net operating loss carryback claims.
Loss from Equity Method Investment
Loss from equity method investment totaled zero for the three months ended March 31, 2024, compared to $1.1 million for the three months ended March 31, 2023. The decrease of $1.1 million was due to fully recognizing the remaining constrained revenue and the equity method losses during 2023.
Liquidity and Capital Resources
Overview
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity interests and through payments from collaboration partners, grant funding and loans from the State of Connecticut. Since inception through March 31, 2024, we had received an aggregate of $783.0 million in payments from collaboration partners, grant funding and forgivable and partially forgivable loans from the State of Connecticut, and raised approximately $1.7 billion in gross proceeds from the sale of equity interests and the exercise of stock options, including:
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
•July - September 2023: sale of 1,449,275 shares of common stock in an “at-the-market offering” for aggregate gross proceeds of $37.2 million before fees and expenses; and
•November 2023: sale of 12,963,542 shares of common stock and pre-funded warrants to purchase 3,422,380 shares of common stock in a private placement for aggregate gross proceeds of $350.0 million before fees and expenses.
In November 2023, we amended and restated the Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., pursuant to which we may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market" offering. During the three months ended March 31, 2024, no shares were issued under the amended and restated agreement.
Cash Flows
Our cash, cash equivalents, restricted cash and marketable securities totaled $1.2 billion and $1.3 billion as of March 31, 2024 and December 31, 2023, respectively. We had an outstanding loan balance of $0.9 million and $1.0 million as of March 31, 2024 and December 31, 2023, respectively.
The following table summarizes our sources and uses of cash for the period presented:

	For the Three Months Ended March 31,
(dollars in millions)	2024	2023	$ change
Net cash used in operating activities	$(97.5)	$(91.2)	$(6.3)
Net cash (used in) provided by investing activities	(127.8)	138.6	(266.4)
Net cash provided by financing activities	1.6	1.5	0.1
Net (decrease) increase in cash, cash equivalents and restricted cash	$(223.7)	$48.9	$(272.6)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 increased by $6.3 million, compared with the three months ended March 31, 2023, primarily due to changes in prepaid expenses and other current assets of $8.8 million, account payable and accrued expenses of $6.9 million and a decrease in non-cash charges of $4.5 million, partially offset by a decrease in our net loss of $12.5 million. The decrease in non-cash charges was primarily due to net accretion of bond discounts/premiums of $2.1 million and a decrease in stock-based compensation of $1.3 million.
Investing Activities
Net cash from investing activities for the three months ended March 31, 2024 decreased by $266.4 million, compared with the three months ended March 31, 2023, primarily due to an increase in purchases and a decrease in maturities and net sales of marketable securities of $267.4 million, partially offset by a decrease in purchases of property and equipment of $1.0 million.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 increased by $0.1 million, compared with the three months ended March 31, 2023, due to increased proceeds from the exercise of stock options of $0.3 million, offset by repayment of long term debt of $0.2 million.

Funding Requirements
Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses in the foreseeable future as we advance the preclinical and clinical development of our product candidates.
Specifically, we anticipate that our expenses will increase substantially if, and as we:
•continue our ongoing and planned clinical trials of our product candidates vepdegestrant (ARV-471) for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer, until the potential closing of the Novartis Transaction, our ongoing and planned clinical trials of ARV-766 for the treatment of men with mCRPC, and our ongoing clinical trials of bavdegalutamide for the treatment of men with mCRPC;
•initiate Phase 1 clinical trial for ARV-393, our PROTAC protein degrader designed to target the BCL6 protein, and continue the Phase 1 clinical trial of ARV-102, our PROTAC degrader designed to target the LRRK2 protein;
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
We had cash, cash equivalents, restricted cash and marketable securities totaling approximately $1.2 billion as of March 31, 2024. We believe that our cash, cash equivalents, restricted cash and marketable securities as of March 31, 2024 will enable us to fund our planned operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our ongoing and planned clinical trials of vepdegestrant (ARV-471), ARV-766 and any future clinical development of vepdegestrant and ARV-766, and our ongoing clinical trials of bavdegalutamide;
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
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•our ability to establish additional collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, or enter into license, marketing and royalty arrangements, and similar transactions for the development or commercialization of our product candidates.
In May 2021, we entered into a lease, which was amended in August 2022, for approximately 160,000 square feet of laboratory and office space, expected to be occupied in 2025. Once occupied, the base rent will range from $7.7 million to $8.8 million annually over a ten-year lease term. In connection with the signing and amendment of the lease, and at our election to increase the landlord’s contribution to the tenant improvement allowance, we issued a letter of credit totaling $5.5 million, collateralized by a certificate of deposit in the same amount.
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
Borrowings
In June 2018, we entered into an additional assistance agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of March 31, 2024, $0.9 million remains outstanding under the 2018 Assistance Agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, restricted cash and marketable securities. Interest income earned on these assets totaled $14.0 million and $7.6 million for the three months ended March 31, 2024 and 2023, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of March 31, 2024, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Our outstanding debt totaled $0.9 million as of March 31, 2024 and December 31, 2023 and carries a fixed interest rate of 3.25% per annum.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties discussed in “Part I, Item 1A, Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024 together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. New or revised risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023 is qualified by the information that is described in this Quarterly Report on Form 10-Q. If the revised risk described below or any of the risks in our Annual Report on Form 10-K for the year ended December 31, 2023 actually occur, our business, prospects, operating results and financial condition could suffer materially. In such an event, the trading price of our common stock could decline and you might lose all or part of your investment. The revised risk described below and in our Annual Report on Form 10-K for the year ended December 31, 2023 are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. See below for additional risks and those risks which we consider materially updated from our Annual Report on Form 10-K for the year ended December 31, 2023.
The risk factor included in our Annual Report on Form 10-K for the year ended December 31, 2023 "We rely and expect to continue to rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials." is replaced in its entirety by the risk factor below.
We rely and expect to continue to rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
We currently rely and expect to continue to rely on third-party CROs to conduct our ongoing and planned clinical trials. We currently do not plan to independently conduct any clinical trials of vepdegestrant, and ARV-766 or of our other product candidates, including ARV-393 and ARV-102 and have not independently conducted any clinical trials of our product candidates, including bavdegalutamide, to date. Agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.
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

In addition, we currently rely on foreign CROs, CMOs and vendors, including Wuxi AppTec, and will likely continue to rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation, including the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.
For example, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the U.K., could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
We did not issue any securities that were not registered under the Securities Act during the three months ended March 31, 2024.
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

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on June 21, 2023).

10.1*	Employment Agreement between the Registrant and Noah Berkowitz, M.D., Ph.D. dated March 18, 2024.

10.2*	Promotion Letter for Randy Teel, Ph.D., dated April 21, 2024.

10.3*†	Second Amendment to Lease between 101 College Street, LLC and Arvinas Operations, Inc., dated December 20, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.00	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
__________________________________________________
*    Filed herewith.
**    Furnished herewith.
†     Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arvinas, Inc.

Date: May 7, 2024	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Randy Teel
Randy Teel
Interim Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 7, 2024	By:	/s/ David K. Loomis
David K. Loomis
Vice President and Chief Accounting Officer (Principal Accounting Officer)