Form 10-Q
period 2024-06-30
ARVINAS, INC.
filed 2024-07-30
CIK 1655759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2024, the registrant had 68,648,061 shares of common stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the initiation, timing, progress and results of our current and any future clinical trials of vepdegestrant, ARV-102 and ARV-393 and current trials of ARV-766, which we are transitioning to Novartis Pharma AG, and bavdegalutamide (ARV-110), including statements regarding the period during which the results of the clinical trials will become available;
•the timing of, and our ability to obtain, marketing approval of our product candidates and the ability of our product candidates to meet existing or future regulatory standards;
•the potential receipt of payments based on achievement of milestones under our collaborations, including our collaboration with Pfizer Inc. entered into in July 2021;
•potential receipt of payments based on the achievement of milestones related to ARV-766 and future royalties under our license agreement with Novartis Pharma AG;
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(dollars and shares in millions, except per share amounts)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$154.8	$311.7
Restricted cash	5.5	5.5
Marketable securities	1,073.9	949.3
Other receivables	10.0	7.2
Prepaid expenses and other current assets	12.5	6.5
Total current assets	1,256.7	1,280.2
Property, equipment and leasehold improvements, net	9.8	11.5
Operating lease right of use assets	1.5	2.5
Collaboration contract asset and other assets	11.6	10.4
Total assets	$1,279.6	$1,304.6
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$78.1	$92.2
Deferred revenue	267.9	163.0
Current portion of operating lease liabilities	1.2	1.9
Total current liabilities	347.2	257.1
Deferred revenue	331.3	386.2
Long term debt	0.7	0.8
Operating lease liabilities	0.2	0.5
Total liabilities	679.4	644.6
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, zero shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 68.6 and 68.0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	0.1	0.1
Accumulated deficit	(1,437.3)	(1,332.7)
Additional paid-in capital	2,041.2	1,995.7
Accumulated other comprehensive loss	(3.8)	(3.1)
Total stockholders’ equity	600.2	660.0
Total liabilities and stockholders’ equity	$1,279.6	$1,304.6
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(dollars and shares in millions, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Operations	2024	2023	2024	2023
Revenue	$76.5	$54.5	$101.8	$87.0
Operating expenses:
Research and development	93.7	103.4	178.0	198.6
General and administrative	31.3	25.7	55.6	50.7
Total operating expenses	125.0	129.1	233.6	249.3
Loss from operations	(48.5)	(74.6)	(131.8)	(162.3)
Other income (expense)
Other expense, net	(0.1)	—	(0.1)	(1.1)
Interest income, net	13.6	9.0	27.6	16.6
Total other income	13.5	9.0	27.5	15.5
Net loss before income taxes and loss from equity method investment	(35.0)	(65.6)	(104.3)	(146.8)
Income tax (expense) benefit	(0.2)	0.3	(0.3)	0.7
Loss from equity method investment	—	(1.3)	—	(2.4)
Net loss	$(35.2)	$(66.6)	$(104.6)	$(148.5)
Net loss per common share, basic and diluted	$(0.49)	$(1.25)	$(1.46)	$(2.78)
Weighted average common shares outstanding, basic and diluted	71.9	53.4	71.7	53.4

(dollars in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Comprehensive Loss	2024	2023	2024	2023
Net loss	$(35.2)	$(66.6)	$(104.6)	$(148.5)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	0.6	0.4	(0.7)	7.0
Comprehensive loss	$(34.6)	$(66.2)	$(105.3)	$(141.5)
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
For the Three Months Ended June 30, 2024 and 2023	Shares	Amount
Balance as of March 31, 2024	68.3	0.1	(1,402.1)	2,016.1	(4.4)	$609.7
Stock-based compensation	—	—	—	21.6	—	21.6
Net loss	—	—	(35.2)	—	—	(35.2)
Issuance of common stock under equity incentive plans	0.3	—	—	3.5	—	3.5
Unrealized gain on available-for-sale securities	—	—	—	—	0.6	0.6
Balance as of June 30, 2024	68.6	$0.1	$(1,437.3)	$2,041.2	$(3.8)	$600.2
Balance as of March 31, 2023	53.4	$0.1	$(1,047.3)	$1,570.8	$(12.6)	$511.0
Stock-based compensation	—	—	—	18.3	—	18.3
Net loss	—	—	(66.6)	—	—	(66.6)
Issuance of common stock under equity incentive plans	—	—	—	0.5	—	0.5
Unrealized gain on available-for-sale securities	—	—	—	—	0.4	0.4
Balance as of June 30, 2023	53.4	$0.1	$(1,113.9)	$1,589.6	$(12.2)	$463.6

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
For the Six Months Ended June 30, 2024 and 2023	Shares	Amount
Balance as of December 31, 2023	68.0	$0.1	$(1,332.7)	$1,995.7	$(3.1)	$660.0
Stock-based compensation	—	—	—	40.2	—	40.2
Net loss	—	—	(104.6)	—	—	(104.6)
Issuance of common stock under equity incentive plans	0.6	—	—	5.3	—	5.3
Unrealized loss on available-for-sale securities	—	—	—	—	(0.7)	(0.7)
Balance as of June 30, 2024	68.6	$0.1	$(1,437.3)	$2,041.2	$(3.8)	$600.2
Balance as of December 31, 2022	53.2	$0.1	$(965.4)	$1,549.4	$(19.2)	$564.9
Stock-based compensation	—	—	—	38.2	—	38.2
Net loss	—	—	(148.5)	—	—	(148.5)
Issuance of common stock under equity incentive plans	0.2	—	—	2.0	—	2.0
Unrealized gain on available-for-sale securities	—	—	—	—	7.0	7.0
Balance as of June 30, 2023	53.4	$0.1	$(1,113.9)	$1,589.6	$(12.2)	$463.6
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
(dollars in millions)	2024	2023
Cash flows from operating activities:
Net loss	$(104.6)	$(148.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2.4	2.4
Net accretion of bond discounts/premiums	(11.2)	(7.0)
Loss on sale of marketable securities	—	0.9
Amortization of right-of-use assets	1.0	0.9
Amortization of collaboration contract asset	1.7	1.5
Stock-based compensation	40.2	38.2
Changes in operating assets and liabilities:
Accounts receivable	—	0.9
Other receivables	(2.8)	2.4
Prepaid expenses and other current assets	(6.0)	13.1
Collaboration contract asset	(3.0)	—
Accounts payable and accrued liabilities	(13.9)	(0.6)
Operating lease liability	(1.0)	(1.0)
Deferred revenue	50.0	(83.1)
Net cash used in operating activities	(47.2)	(179.9)
Cash flows from investing activities:
Purchases of marketable securities	(440.4)	(492.3)
Maturities of marketable securities	326.4	638.9
Sales of marketable securities	—	42.3
Purchases of property, equipment and leasehold improvements	(0.8)	(1.7)
Proceeds from disposal of property, equipment and leaseholds improvements	0.1	—
Net cash (used in) provided by investing activities	(114.7)	187.2
Cash flows from financing activities:
Repayments of long term debt	(0.3)	—
Proceeds from exercise of stock options and issuance of ESPP shares	5.3	2.0
Net cash provided by financing activities	5.0	2.0
Net (decrease) increase in cash, cash equivalents and restricted cash	(156.9)	9.3
Cash, cash equivalents and restricted cash, beginning of the period	317.2	86.8
Cash, cash equivalents and restricted cash, end of the period	$160.3	$96.1
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$—	$0.4
Cash paid for taxes	$1.5	$9.0
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Nature of Business and Basis of Presentation
Arvinas, Inc. and its subsidiaries (“Arvinas” or the "Company”) is a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases.
The accompanying unaudited condensed consolidated financial statements include the accounts of Arvinas, Inc. and its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company's audited consolidated financial statements as of that date. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, forming part of Arvinas’ 2023 Annual Report on Form 10-K filed with the SEC on February 27, 2024.
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
Risks and Uncertainties
The Company is subject to a number of risks similar to other biotechnology companies in a similar stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, and the need to successfully commercialize and gain market acceptance of the Company’s products and to protect its proprietary technology. If the Company does not successfully obtain regulatory approval of its product candidates, it will be unable to generate revenue from product sales or achieve profitability.
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows for the foreseeable future. The Company has financed its operations primarily through sales of assets and equity interests, proceeds from collaborations and a licensing arrangement, grant funding and debt financing. The Company had cash, cash equivalents, restricted cash and marketable securities of approximately $1.2 billion as of June 30, 2024.
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
Significant Accounting Policies
There were no changes to the Company’s significant accounting policies during the six months ended June 30, 2024.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown in the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023:

(dollars in millions)	June 30, 2024	June 30, 2023
Cash and cash equivalents	$154.8	$90.6
Restricted cash	5.5	5.5
Cash, cash equivalents and restricted cash	$160.3	$96.1
Restricted cash represents a letter of credit collateralized by a certificate of deposit in the same amount as required under the terms of the Company's laboratory and office space lease as amended in August 2022.
3. Research Collaboration and License Agreements
Novartis License and Asset Agreements
In April 2024, the Company entered into a transaction (the "Novartis Transaction"), including both a license agreement (the "Novartis License Agreement") and an asset purchase agreement (the "Novartis Asset Agreement") with Novartis Pharma AG ("Novartis") for the worldwide development, manufacture and commercialization of ARV-766, the Company's second generation PROTAC® androgen receptor (AR) degrader for patients with prostate cancer and for the sale of the Company's preclinical AR-V7 program. Under the terms of the agreements, Novartis will be responsible for worldwide clinical development and commercialization of ARV-766 and will have all research, development, manufacturing, and commercialization rights with respect to the Company’s PROTAC® protein degrader targeting AR-V7, a splice variant of the AR.
In May 2024, the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to the Novartis Transaction (the “HSR Termination”). As a result of the HSR Termination and satisfaction of other closing conditions, Novartis paid to the Company a one-time, upfront payment in the aggregate amount of $150.0 million in accordance with the terms of the Novartis License Agreement and the Novartis Asset Agreement. Under the terms of the Novartis License Agreement, the Company is eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory and commercial milestones for ARV-766 being met, as well as tiered royalties based on worldwide net sales of ARV-766, subject to reduction under certain circumstances as provided in the Novartis License Agreement.
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
The Company determined that the Novartis License Agreement and the Novartis Asset Agreement entered into with Novartis concurrently should be evaluated as a combined contract in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company determined the fair value of the assets sold under the Novartis Asset Agreement to be $20.0 million, which was recognized at the time of sale as revenue during the period ended June 30, 2024, and the fair value of the Novartis License Agreement to be $130.0 million, which is being recognized as revenue over the total estimated period of performance during the technology transfer period, as defined in the agreement, based on the cost incurred input method. Under the Novartis License Agreement, Novartis will also reimburse the Company for development costs incurred during the technology transfer period, which will be recognized as revenue as costs are incurred.
As a direct result of the Company’s entry into the Novartis Transaction, the Company incurred direct and incremental costs to obtain the contract, paid to a financial advisor, totaling $3.0 million. In accordance with ASC 340, Other Assets and Deferred Costs, the Company recognized an asset of $3.0 million in collaboration contract asset and other assets in the condensed consolidated balance sheet at inception of the Novartis License Agreement and the Novartis Asset Agreement, which is being amortized as general and administrative expense over the total estimated period of performance under the Novartis License Agreement and the Novartis Asset Agreement.
Vepdegestrant (ARV-471) Collaboration Agreement
In July 2021, the Company entered into a Collaboration Agreement with Pfizer Inc. (“Pfizer”) (the “Vepdegestrant (ARV-471) Collaboration Agreement”) pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound vepdegestrant (the “Licensed Products”). Under the Vepdegestrant (ARV-471) Collaboration Agreement, the Company received an upfront, non-refundable payment of $650.0 million. In addition, the Company is eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400.0 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones. There were no regulatory or sales-based milestone payments received through June 30, 2024.
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

Bayer Collaboration Agreement
In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (the “Bayer Collaboration Agreement”) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras ("PROTAC® targeted protein degraders") that mediate the degradation of target proteins. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront, non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license. The Company also received an additional $12.0 million from Bayer AG from inception through 2023, including $1.5 million received during the six months ended June 30, 2023. These payments are being recognized over the total estimated period of performance.
The Company is also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated target proteins. In addition, the Company is eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions. There were no development or sales-based milestone payments or royalties received through June 30, 2024.
In June 2024, in accordance with the terms of the Bayer Collaboration Agreement, Bayer AG notified the Company of its intention to terminate the Bayer Collaboration Agreement, effective August 12, 2024.
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
The Company is also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated target proteins under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales. During the six months ended June 30, 2023, the Company received payments totaling $1.0 million for additional target proteins and services which are being recognized as revenue over the total period of performance. There were no sales-based milestone payments or royalties received through June 30, 2024.
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
The Company is eligible to receive up to $44.0 million per target protein in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received through June 30, 2024.

Changes in the Company's contract balances for the six months ended June 30, 2024 and 2023 were as follows:

(dollars in millions)	June 30, 2024	June 30, 2023
Accounts receivable related to collaborations
Beginning balance	$—	$1.0
Additions	1.8	1.6
Payments received	—	(2.5)
Ending balance	$1.8	$0.1
Accounts payable related to collaborations
Beginning balance	$13.1	$5.0
Additions	29.2	1.7
Payments made	(26.1)	(6.7)
Ending balance	$16.2	$—
Contract assets: Collaboration contract asset
Beginning balance	$9.4	$10.7
Additions	3.0	—
Amortization	(1.7)	(1.5)
Ending balance	$10.7	$9.2
Contract liabilities: Deferred revenue
Beginning balance	$549.2	$623.7
Additions to collaboration agreements	130.0	1.5
Revenue recognized from balances held at the beginning of the period	(56.3)	(84.6)
Revenue recognized from new collaborations	(23.7)	—
Ending balance	$599.2	$540.6
During the six months ended June 30, 2023, the Company changed its estimate of the duration of the performance period under the Bayer Collaboration Agreement and Pfizer Research Collaboration Agreement as a result of updated research timelines. The changes in accounting estimate resulted in a decrease in revenue and net income of $8.2 million and a decrease in net loss per share of $0.15 for the six months ended June 30, 2023. The reversed revenue will be recognized in future periods as the Company continues to advance on the performance obligation under the updated collaboration timelines. During each of the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024, no changes in accounting estimates related to the Company's collaborations were recorded.
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of June 30, 2024 totaled $599.2 million, which is expected to be recognized in the following periods:

(dollars in millions)
Remainder of 2024	$191.2
2025	153.4
2026	105.0
2027	57.6
2028	59.8
2029	32.2
Total	$599.2

4. Marketable Securities and Fair Value Measurements
The Company’s marketable securities consist of corporate bonds and government securities which are adjusted to fair value as of each balance sheet date based on quoted prices, which are considered Level 2 inputs.
The following is a summary of the Company’s available-for-sale marketable securities measured at fair value on a recurring basis.

	June 30, 2024
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$1,069.0	$—	$(3.8)	$1,065.2
Government securities	Level 2	8.7	—	—	8.7
Total		$1,077.7	$—	$(3.8)	$1,073.9

	December 31, 2023
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$934.4	$1.5	$(4.6)	$931.3
Government securities	Level 2	18.0	—	—	18.0
Total		$952.4	$1.5	$(4.6)	$949.3
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
5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

(dollars in millions)	June 30, 2024	December 31, 2023
Laboratory equipment	$18.9	$18.5
Leasehold improvements	11.7	11.5
Office equipment	2.6	2.6
Total property, equipment and leasehold improvements	33.2	32.6
Less: accumulated depreciation and amortization	(23.4)	(21.1)
Property, equipment and leasehold improvements, net	$9.8	$11.5
Depreciation and amortization expense totaled $1.2 million for each of the three months ended June 30, 2024 and 2023 and $2.4 million for each of the six months ended June 30, 2024 and 2023.
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
The Company has operating leases for its corporate office, laboratories and certain equipment, which expire no later than October 2025. The leases have a weighted average remaining term of one year.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Operating lease cost	$0.5	$0.5	$1.0	$1.0
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(dollars in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.0	$1.0
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$—	$—
Maturities of operating lease liabilities as of June 30, 2024, were as follows:

(dollars in millions)
Remainder of 2024	$0.9
2025	0.5
Total lease payments	1.4
Less: imputed interest	—
Total	$1.4

7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

(dollars in millions)	June 30, 2024	December 31, 2023
Accounts payable	$23.2	$17.8
Accrued liabilities
Research and development expenses	30.7	43.1
Employee expenses	16.0	25.7
Income taxes	3.4	0.7
Professional fees	2.7	2.5
General and administrative and commercial expenses	2.1	2.4
Total accounts payable and accrued liabilities	$78.1	$92.2
8. Long-Term Debt
Debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	June 30, 2024	December 31, 2023
2018 Assistance Agreement Debt	09/28	3.25%	$0.9	$1.0
Less: current installments			(0.2)	(0.2)
Total long-term debt			$0.7	$0.8
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
During the three and six months ended June 30, 2024 and 2023, interest expense was immaterial.
9. Equity
Equity Distribution Agreements
In November 2023, the Company amended and restated the Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under a universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the six months ended June 30, 2024, no shares were issued under this agreement.

Stock-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of June 30, 2024, 3,086,198 shares remained available for purchase. During the six months ended June 30, 2024 and 2023, the Company issued 34,515 and 23,206 shares of common stock, respectively, under the 2018 ESPP.
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the “2018 Plan”), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of shares of common stock initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181 shares) issued in respect of incentive units granted under the Fourth Amendment to the Company’s Incentive Share Plan, which was terminated in September 2018, that were subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of June 30, 2024, 3,094,944 shares remained available for issuance under the 2018 Plan. Shares of common stock subject to outstanding equity awards that expire or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.
Compensation Expense
During the three months ended June 30, 2024 and 2023, the Company recognized compensation expense of $21.6 million and $18.3 million, respectively, related to the issuance of incentive awards, including $0.2 million and $0.3 million, respectively, related to the 2018 ESPP. During the six months ended June 30, 2024 and 2023, the Company recognized compensation expense of $40.2 million and $38.2 million, respectively, relating to the issuance of incentive awards, including $0.4 million and $0.5 million, respectively, related to the 2018 ESPP.
As of June 30, 2024, there was $98.0 million of total unrecognized compensation expense that is expected to be amortized over a weighted average period of approximately 1.4 years.
Stock Options
The fair value of the stock options granted during the six months ended June 30, 2024 and 2023 was determined using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2024	June 30, 2023
Expected volatility (1)	72.9 - 75.6%	72.3 - 74.2%
Expected term (years) (2)	5.4 - 5.5	5.5 - 7.0
Risk free interest rate (3)	3.9% - 4.6%	3.4% - 4.2%
Expected dividend yield	0%	0%
Exercise price	$24.94 - $47.00	$23.23 - $36.27
(1)    Expected volatility is calculated by utilizing the Company's historical volatility of its stock price over a period equal to the expected term.

(2)    Expected term is calculated based on the Company's historical experience.
(3)     Risk free interest rate is based on an interpolation of U.S. Treasury rates to reflect the expected term at the date of grant.
A summary of the stock option activity during the six months ended June 30, 2024 is presented below. Included in the table are stock options granted to employees and directors under the 2018 Plan, as well as options to purchase 255,611 shares of common stock granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

(dollars in millions, except weighted average exercise price)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	7,933,794	$45.22	7.2	$62.6
Granted	1,107,366	$42.30
Exercised	(221,719)	$20.48
Forfeited	(509,263)	$56.47
Outstanding as of June 30, 2024	8,310,178	$44.83	7.1	$16.3
Vested and exercisable as of June 30, 2024	5,296,941	$44.61	6.2	$15.2
Vested and expected to vest as of June 30, 2024	8,025,590	$44.95	7.1	$16.1
The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2024 and 2023 was $28.08 and $22.79, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was $3.5 million and $0.6 million, respectively.
Restricted Stock Units ("RSUs")
A summary of RSU activity during the six months ended June 30, 2024 is presented below. Included in the table are RSUs granted to employees and directors under the 2018 Plan, as well as RSUs representing 170,365 shares of common stock granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested RSUs as of December 31, 2023	1,151,856	$38.16
Granted	1,696,374	$44.98
Vested	(263,531)	$38.56
Forfeited	(143,166)	$42.62
Unvested RSUs as of June 30, 2024	2,441,533	$42.59

The total fair value of RSUs vested during the six months ended June 30, 2024 and 2023 was $10.2 million and $4.2 million, respectively.
10. Income Taxes
For the three months ended June 30, 2024, the Company recognized income tax expense of $0.2 million, resulting in an effective tax rate of (0.6)%, as compared to income tax benefit $0.3 million, resulting in an effective tax rate of 0.4% in the same period for 2023. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended June 30, 2024 and the Company’s overall effective tax rate of (0.6)% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended June 30, 2023 and the Company’s overall effective tax rate of 0.4% was the effect of expected benefits from state net operating loss carryback claims offset by equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
For the six months ended June 30, 2024, the Company recognized income tax expense of $0.3 million resulting in an effective tax rate of (0.3)%, as compared to income tax benefit of $0.7 million resulting in an effective tax rate of 0.4% in the same period for 2023. The primary reconciling items between the federal statutory rate of 21.0% for the six months ended June 30, 2024 and the Company’s overall effective tax rate of (0.3)% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the six months ended June 30, 2023 and the Company’s overall effective tax rate of 0.4% was the effect of expected benefits from state net operating loss carryback claims offset by equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
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
11. Net Loss Per Share
Basic and diluted loss per common share was calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars and shares in millions, except per share amounts)	2024	2023	2024	2023
Net loss	$(35.2)	$(66.6)	$(104.6)	$(148.5)
Weighted average number of common shares outstanding - basic and diluted	71.9	53.4	71.7	53.4
Net loss per common share - basic and diluted	$(0.49)	$(1.25)	$(1.46)	$(2.78)
The weighted average number of common shares included in the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2024 gives effect to pre-funded warrants issued in November 2023 which allow holders to acquire up 3,422,380 shares of common stock at a nominal exercise price of $0.001 per share and are classified as equity. The shares underlying the pre-funded warrants are exercisable for little or no consideration and therefore the underlying shares are considered outstanding at the issuance of the pre-funded warrants for purposes of calculating the weighted average number of common shares outstanding in basic and diluted net loss per share for common share.
The Company reported net losses for each of the three and six months ended June 30, 2024 and 2023, and therefore excluded all stock options and RSUs from the calculation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

	For the Three and Six Months Ended June 30,
	2024	2023
Stock options	8.3	8.2
RSUs	2.4	1.1
	10.7	9.3
12. Equity Method Investments
In July 2019, the Company and Bayer CropScience LP (“Bayer LP”) formed Oerth Bio LLC ("Oerth Bio"), a joint venture to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. The Company and Bayer LP each held an initial ownership interest in Oerth Bio of 50%. A 15% ownership interest of Oerth Bio was reserved for the future grants of incentive units to employees and service providers and, as a result, the Company's ownership interest totaled 44.5% and 45.5% as of June 30, 2024 and 2023, respectively, as a result of vested incentive units.
Net loss of Oerth Bio for the three months ended June 30, 2024 and 2023 totaled $0.8 million and $2.8 million, respectively. The Company recognized equity method losses of zero and $1.3 million for the three months ended June 30, 2024 and 2023, respectively. Net loss of Oerth Bio for the six months ended June 30, 2024 and 2023 totaled $1.5 million and $5.2 million, respectively. The Company recognized equity method losses of zero and $2.4 million for the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024 and 2023, the Company’s carrying value of the investment was zero.
The Company also provides Oerth Bio with compensated research, development and administrative services through a separate agreement. The services rendered by the Company during the three and six months ended June 30, 2024 and 2023 were immaterial.
13. Commitments and Contingencies
From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount, which could differ materially. Legal fees and other costs associated with such actions are expensed as incurred. The Company's accrual for such matters totaled $5.0 million and $10.0 million as of June 30, 2024 and 2023, respectively, related to the Amended License Agreement with Yale University ("Yale"), as further described below.
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

Yale University License Agreement
In June 2024, the Company entered into an Amended and Restated License Agreement (the “Amended License Agreement”) with Yale pursuant to which the parties amended and restated the license agreement dated July 5, 2013, as amended to date (the "Original Agreement"). In connection with the signing of the Amended License Agreement, the Company made a payment of $14.95 million to Yale, comprising both an upfront payment connected to the Amended License Agreement and an amount related to the collaboration income under the Novartis License Agreement and Novartis Asset Agreement (see Note 3, Research Collaboration and License Agreements, for a description of the agreements). The Company will make another $5.0 million payment on the first anniversary of signing. Thereafter, the Company will also pay to Yale (1) up to $15.0 million if it secures approval of the first and second royalty products (as defined in the Amended License Agreement), (2) a low single digit percentage royalty on certain, more narrowly defined “collaboration products,” and (3) a lower single digit royalty on its aggregate worldwide net sales of certain newly defined “meaningfully involved products.”
The Company’s obligations under the Original Agreement to pay Yale minimum annual royalties and certain other annual fees have been eliminated and Yale has agreed to release all claims arising previously under the Original Agreement. Other provisions of the Original Agreement remain materially unchanged under the Amended License Agreement, including the requirement to pay to Yale a minimum license maintenance royalty totaling $0.1 million per year until the first sale to a third party of any licensed product, followed by success-based milestones for the first two licensed products for the development of the protein degradation technologies totaling approximately $3.0 million for the first licensed product and approximately $1.5 million for the second licensed product, certain of which milestones have already been satisfied, and low single-digit royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions, and subject to minimum royalty payments that range from $0.2 million to $0.5 million.
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
Overview
Our Business
We are a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases. Through our PROTAC Discovery Engine, our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, we are pioneering the development of protein degradation therapies designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. We are currently progressing multiple product candidates through clinical development programs, including vepdegestrant, targeting the estrogen receptor, or ER, for the treatment of locally advanced or metastatic ER positive / human epidermal growth factor receptor 2, or HER2, negative, or ER+/HER2-, breast cancer; ARV-102, targeting the LRRK2 protein for the treatment of neurodegenerative disorders; and ARV-393, targeting the B-cell lymphoma 6, or BCL6 protein for the treatment of relapsed/refractory non-Hodgkin Lymphoma. In addition to the programs above and our early-stage collaborations, including with Pfizer, Inc., or Pfizer, and Genentech, Inc. and F. Hoffman-La Roche Ltd., or Genentech, we are conducting exploratory research and development work on multiple other undisclosed targets.
Estrogen Receptor Program: Vepdegestrant
Vepdegestrant is an investigational orally bioavailable PROTAC protein degrader designed to target and degrade the ER for the treatment of locally advanced or metastatic ER+/HER2- breast cancer. We are co-developing vepdegestrant with Pfizer, pursuant to a collaboration agreement entered into in July 2021. We granted Pfizer worldwide co-exclusive rights to develop and commercialize vepdegestrant.
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

•TACTIVE-N, a Phase 2 clinical trial of vepdegestrant as a monotherapy in the neoadjuvant setting, to inform a potential adjuvant trial, for which we completed enrollment of patients in the first quarter of 2024;
•TACTIVE-U, a Phase 1b/2 clinical trial of vepdegestrant in combination with multiple targeted therapies including abemaciclib, ribociclib or Carrick Therapeutics, Inc.'s, or Carrick, cyclin-dependent kinase 7, or CDK7, inhibitor, samuraciclib, for which we are currently enrolling patients;
•TACTIVE-E, a Phase 1 clinical trial of vepdegestrant in combination with everolimus, for which enrollment of patients is complete; and
•TACTIVE-K, a Phase 1b/2 clinical trial of vepdegestrant in combination with Pfizer's cyclin-dependent kinase 4, or CDK4, inhibitor, atirmociclib (PF-07220060), for which we are currently enrolling patients.
In the first quarter of 2024, we initiated an additional arm of TACTIVE-U, the Phase 1b combination umbrella trial with Carrick's CDK7 inhibitor and initiated dosing for TACTIVE-K. In addition, in the first quarter of 2024, the U.S. Food and Drug Administration, or the FDA, granted Fast Track designation for the investigation of vepdegestrant as a monotherapy in the treatment of adults with ER+/HER- locally advanced or metastatic breast cancer previously treated with endocrine based therapy, and we announced the inclusion of an additional arm in the I-SPY-2 Endocrine Optimization Platform (EOP) study that will evaluate vepdegestrant in combination with abemaciclib. Vepdegestrant is also being evaluated in a monotherapy arm and in combination with letrozole arm in the ongoing I-SPY TRIAL endocrine optimization program sponsored by Quantum Leap.
In the second quarter of 2024, we, along with Pfizer, evaluated enrollment and blinded event rates in the ongoing VERITAC-2 Phase 3 monotherapy clinical trial in patients with metastatic breast cancer. We believe that this trial is on track to complete enrollment in the fourth quarter of 2024. Based on current trial status, the primary completion date for this clinical trial has been reprojected to November 2024, with top-line data anticipated in the fourth quarter of 2024 or the first quarter of 2025.
Additionally, in the second quarter of 2024, we, along with Pfizer, presented updated clinical data from a Phase 1b clinical trial combination cohort evaluating vepdegestrant in combination with palbociclib (IBRANCE®) at the 2024 European Society for Medical Oncology, or ESMO, Breast Cancer Annual Congress. After six months of additional follow-up (data cutoff of December 18, 2023), these data were consistent with data presented at the San Antonio Breast Cancer Symposium, or SABCS, in the fourth quarter of 2023 (data cutoff of June 6, 2023), and show that vepdegestrant in combination with palbociclib continued to demonstrate encouraging clinical activity in heavily pre-treated patients with a median of four lines of prior therapy with locally advanced or metastatic ER+/HER2- breast cancer.
Specifically, after six months of additional follow-up, updated data from the trial continued to demonstrate an encouraging clinical benefit rate (63% across all dose levels (n=46)), objective response rate (42% in evaluable patients with measurable disease at baseline (n=31)) and median progression-free survival (11.2 months (95% CI; 8.2 - 16.5) based on 27 (59%) events across all dose levels), and consistent safety profile of vepdegestrant in combination with palbociclib as previously reported at SABCS in December 2023. In addition, at the recommended Phase 3 dose, or RP3D, of 200 mg vepdegestrant in combination with 125 mg palbociclib, patients (n=21) achieved a median progression-free survival of 13.9 months (95% CI: 8.1-NR). Further, across all vepdegestrant dose groups, circulating tumor DNA analyses showed marked reduction in tumor fraction after one treatment cycle, regardless of ESR1 gene mutation status, and at the 200 mg vepdegestrant dose, robust on-treatment decreases in mutant ESR1 circulating tumor DNA were sustained through multiple treatment cycles.
The Phase 1b cohort of the ARV-471-mBC-101 is designed to assess the safety, tolerability, and anti-tumor activity of vepdegestrant in combination with palbociclib among 46 patients with heavily pre-treated locally advanced or metastatic ER+/HER2- breast cancer. Patients in the study received a median of four prior therapies (median of three in the metastatic setting); 87% were previously treated with a cyclin-dependent kinase 4 and 6 (CDK4/6) inhibitor; 80% were previously treated with fulvestrant; and 78% were previously treated with chemotherapy, including 48% in the metastatic setting. Patients were treated once daily with oral doses of vepdegestrant at 180 mg (n=2), the RP3D of 200 mg (n=21), 400 mg (n=3) or 500 mg (n=20), plus 125 mg of palbociclib given orally once daily for 21 days, followed by seven days off treatment in 28-day cycles. Detailed data presented at the 2024 ESMO Breast Cancer Annual Congress included:
Clinical Benefit Rate, or CBR:
•CBR, defined as the rate of confirmed complete response, partial response, or stable disease ≥24 weeks across all dose levels (n = 46) was 63% (95% CI: 47.5 - 76.8), with a CBR of 72% in patients with mutant ESR1 (n=29; 95% CI: 52.8 - 87.3) and a CBR of 53% in patients with wild-type ESR1 (n=15; 95% CI: 26.6 – 78.7).
•CBR in patients dosed at the RP3D of 200 mg (n=21) was 67% (95% CI: 43.0 - 85.4) with a CBR of 79% in patients with mutant ESR1 (n=14; 95% CI: 49.2 - 95.3) and a CBR of 43% in patients with wild-type ESR1 (n=7; 95% CI: 9.9 - 81.6).
Objective Response Rate, or ORR, and Duration of Response, or DOR:
•The ORR in evaluable patients with measurable disease at baseline (n=31) was 42% (95% CI: 24.5 - 60.9) with a median DOR in 13 responders of 14.6 months (95% CI: 9.5 – not reached). At the RP3D of 200 mg (n=15), the ORR was 53% (95% CI: 25.6 – 78.7).
•ORR in patients with mutant ESR1 (n=17): 47% (95% CI: 23.0 - 72.2).
◦ORR at the RP3D of 200 mg (n=10): 60% (95% CI: 26.2 - 87.8).
•ORR in patients with wild-type ESR1 (n=12): 42% (95% CI: 15.2 - 72.3).
◦ORR at the RP3D of 200 mg (n=5): 40% (95% CI: 5.3 - 85.3).
Progression-free Survival, or PFS:
•Median PFS, or mPFS, based on 27 (59%) events across all dose levels was 11.2 months (95% CI: 8.2 – 16.5) with a mPFS of 13.7 months (95% CI: 8.2 - NR) in patients with ESR1 mutation (n=29) and mPFS of 11.1 months (95% CI: 2.8 - 19.3) in patients with wild-type ESR1 (n=15).
•mPFS in patients dosed at the RP3D of 200 mg (n=21) based on 12 events (57%) was 13.9 months (95% CI: 8.1 - NR) with a mPFS of 13.9 months (95% CI: 8.1 - NR) in patients with ESR1 mutation (n=14) and mPFS of 11.2 months (95% CI: 1.8 - NR) in patients with wild-type ESR1 (n=7).
Circulating Tumor DNA, or ctDNA:
•Exploratory ctDNA analyses found marked reduction (median change, −98.9%) in tumor fraction after one treatment cycle (all dose groups) regardless of ESR1 mutant status and robust on-treatment decreases in mutant ESR1 ctDNA levels sustained through cycle 7 (evaluated in patients in 200 mg dose cohort), as presented in the poster session.
Safety Profile:
•The safety profile of vepdegestrant in combination with palbociclib was consistent with what was previously reported with Grade 3/4 treatment-related adverse events, or TRAEs, ≥10% of neutropenia (91%) and decreased white blood cell count (15%); no grade 5 TRAEs or febrile neutropenia were reported.
•The majority of Grade 4 neutropenia events occurred in the first cycle of treatment and occurrences of Grade 3/4 neutropenia decreased following palbociclib dose reductions as described in the prescribing label.
•The safety profile of vepdegestrant in combination with palbociclib was otherwise consistent with the profile of palbociclib and what has been observed in other clinical trials for vepdegestrant. Three of 46 patients discontinued palbociclib due to neutropenia including one out of 21 patients treated with the RP3D of vepdegestrant (200 mg) plus palbociclib 125 mg.
In the second half of 2024, as part of our global collaboration with Pfizer, we and Pfizer plan to evaluate data from the study-lead in of the VERITAC-3 Phase 3 clinical trial of vepdegestrant in combination with palbociclib to support dose selection for vepdegestrant in combination with palbociclib in planned Phase 3 combination clinical trials for treatment of ER+/HER2- locally advanced or metastatic breast cancer.

We and Pfizer expect to present initial safety and pharmacokinetic data from the abemaciclib arm of the ongoing TACTIVE-U clinical trial in the second half of 2024 and otherwise continue enrollment in TACTIVE-U. We expect to continue enrollment and evaluate preliminary data from the ongoing TACTIVE-K clinical trial in order to inform the study design for the planned Phase 3 first line combination trial with either atirmociclib or palbociclib, which we plan to initiate, with Pfizer, in 2025. In addition, pending health regulatory feedback, we expect to initiate a new second-line Phase 3 clinical trial of vepdegestrant in combination with palbociclib and potentially other CDK4/6 inhibitors, in patients with ER+/HER2- localized breast cancer.
Neuroscience Program: ARV-102
ARV-102 is our first oral PROTAC protein degrader in development to treat neurodegenerative diseases. In preclinical studies, ARV-102 has been shown to cross the blood-brain barrier and degrade LRRK2, which is a large multidomain scaffolding kinase. In human genetics, increased activity and expression of LRRK2 are genetically involved in the pathogenesis of neurological diseases including Parkinson’s Disease and progressive supranuclear palsy.
In the second quarter of 2024, we presented preclinical data at the Biennial International LRRK2 Meeting, which further supported the potential of PROTAC®-induced LRRK2 degradation as a potential treatment for neurodegenerative diseases. The preclinical data presented at the Biennial International LRRK2 Meeting highlighted, with our PROTAC LRRK2 degrader, near complete LRRK2 target engagement, as well as LRRK2 degradation, in mouse and non-human primate lung and brain. The preclinical data also showed differing effects of the LRRK2 PROTAC degraders in the lungs compared to kinase inhibitors, suggesting reduced pulmonary function risk, including:
•substantially less Type II pneumocyte enlargement compared to MLi-2, an experimental LRRK2 kinase inhibitor;
•surfactant protein accumulation in mouse lung was observed after treatment with the LRRK2 kinase inhibitor MLi-2, but not after treatment with the PROTAC LRRK2 degrader; and
•no evidence of collagen deposition in lung to date with PROTAC LRRK2 degraders in non-human primates.
The European Medicines Agency cleared our clinical trial application for ARV-102 in the fourth quarter of 2023. We initiated dosing in the first-in-human Phase 1 clinical trial for ARV-102 in the first quarter of 2024. The trial will evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of ARV-102, including the evaluation of LRRK2 degradation and exploratory LRRK2 pathway biomarkers. We plan to continue enrollment in the single ascending dose portion of the Phase 1 clinical trial in healthy volunteers with the PROTAC LRRK2 degrader ARV-102 at the Centre for Human Drug Research in Leiden, the Netherlands. In the second quarter of 2024, we received health authority approval to initiate the multiple ascending dose portion of the ongoing Phase 1 clinical trial in healthy volunteers with the PROTAC LRRK2 degrader ARV-102 and we plan to begin enrolling the multiple ascending dose portion by the end of 2024.
Hematology Program: ARV-393
ARV-393 is an investigational PROTAC designed to degrade BCL6, a transcriptional repressor and major driver of B-cell lymphomas. The BCL6 protein facilitates B cell tolerance of rapid proliferation and somatic gene recombination via repressing cell cycle checkpoints, terminal differentiation, apoptosis, and the DNA damage response. We believe that PROTAC-mediated degradation has the potential to address the traditional undruggable nature of BCL6.
In the second quarter of 2024, we presented preclinical data for ARV-393 at the European Hematology Association 2024 Annual Congress, which showed anti-tumor activity in preclinical models of B-cell lymphoma. In these preclinical models, ARV-393 potently and rapidly degraded the BCL6 protein and inhibited cell growth in diffuse large B-cell lymphoma, or DLBCL, and Burkitt cell lines. ARV-393 showed tumor growth inhibition, including tumor regression, in various DLBCL cell line-derived xenograft models and in multiple patient-derived xenograft models of non-Hodgkin lymphoma, or NHL, including germinal center B-cell-like, or GCB, activated B-cell, or ABC, GCB/ABC, and BCL not otherwise specified subtypes of DLBCL, and Burkitt lymphoma.
In the first quarter of 2024, we announced that the FDA cleared our investigational new drug application, or IND, for ARV-393. We initiated our first-in-human Phase 1 clinical trial in patients with B-cell lymphomas with PROTAC BCL6 degrader ARV-393 in the second quarter of 2024 and the clinical trial is currently open for patient enrollment.
Other Programs: ARV-766 and bavdegalutamide (ARV-110)
ARV-766 is an investigational orally bioavailable PROTAC protein degrader designed to target AR with a different profile than bavdegalutamide (ARV-110), as a potential treatment for men with metastatic castration resistant prostate cancer, or mCRPC, and metastatic castration-sensitive prostate cancer. Bavdegalutamide is an investigational orally bioavailable PROTAC protein degrader designed to target and degrade the AR for the treatment of men with mCRPC.
Based on signs of superior tolerability and efficacy of ARV-766 in clinical settings to date as compared to bavdegalutamide (ARV-110), early in the fourth quarter of 2023, we prioritized the initiation of a Phase 3 clinical trial with ARV-766 in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide. While we expect to continue ongoing trial activities with bavdegalutamide (ARV-110-101 and ARV-110-103), we will not be enrolling new patients in these clinical trials and expect to wind down our bavdegalutamide program after completion of these clinical trials.
In the second quarter of 2024, we entered into and closed a transaction, or the Novartis Transaction, including both a license agreement, or the Novartis License Agreement, and an asset purchase agreement, or the Novartis Asset Agreement, with Novartis. The Novartis Transaction closed in the second quarter of 2024.
Pursuant to the Novartis License Agreement, we granted Novartis an exclusive worldwide license for the development, manufacture and commercialization of ARV-766, our second generation PROTAC® AR degrader for patients with prostate cancer and are currently in the process of transitioning our ongoing and planned clinical trials of ARV-766 to Novartis, including:
•a Phase 2 dose expansion clinical trial in the post-novel hormonal agent, or NHA setting;
•a Phase 1 dose escalation clinical trial in the post-NHA setting; and
•a Phase 1/2 clinical trial in combination with abiraterone in the pre-NHA setting.
Our Operations
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations and a licensing arrangement, grant funding and debt financing. Since inception through June 30, 2024, we raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests and the exercise of stock options and had received an aggregate of $913.0 million in payments primarily from collaboration partners and a licensing arrangement.
We are a clinical-stage company, with product candidates in clinical development and other drug discovery activities in the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses and expect to incur increasing operating losses for at least the next several years due to costs associated with our ongoing and anticipated preclinical and clinical activities, development activities, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, including general and administrative, sales and commercial as we move towards potential commercialization, increased expenses incurred with CMOs to supply us with product for our preclinical and clinical studies and expenses incurred with contract research organizations, or CROs, for the synthesis of compounds in our preclinical development activities, as well as other associated costs including the management of our intellectual property portfolio.
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
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. Our revenues to date have been generated through research collaborations, a licensing arrangement and an asset sale. Revenue is recognized ratably over our expected performance period under each agreement. We expect that any revenue recognized in the near term will be derived from our current collaboration agreements and licensing agreement and any additional arrangements that we may enter into in the future. To date, we have not received any sales-based milestone payments or royalties under any of the collaboration agreements or licensing arrangement.
Novartis Transaction
In April 2024, we entered into the Novartis Transaction, including both the Novartis License Agreement and the Novartis Asset Agreement, with Novartis. The Novartis Transaction closed in May 2024 upon the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, at which time the Novartis License Agreement and the Novartis Asset Agreement became effective.
Pursuant to the Novartis License Agreement, we granted Novartis an exclusive worldwide license for the development, manufacture and commercialization of ARV-766, our second generation PROTAC® AR degrader for patients with prostate cancer. Pursuant to the Novartis Asset Agreement, we sold to Novartis all of our rights, title and interest in our PROTAC® protein degrader targeting AR-V7, a splice variant of the AR.
Under the terms of and as consideration for entering into the Novartis Transaction, we received a one-time, upfront payment in the aggregate amount of $150.0 million from Novartis. Under the Novartis License Agreement, we are also eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory, and commercial milestones for ARV-766 being met, as well as tiered royalties based upon worldwide net sales of ARV-766, subject to reduction under certain circumstances as provided in the Novartis License Agreement
The Novartis License Agreement will expire on a country-by-country basis (or, in certain cases, a region-by-region basis) until the expiration of the applicable royalty term for such country (or region, as applicable). The Novartis License Agreement contains customary termination provisions, including that either party may terminate the Novartis License Agreement (a) upon the material breach of the other party or (b) in the event the other party experiences an insolvency event. Additionally, Novartis may terminate the Novartis License Agreement for convenience or upon a safety or regulatory issue.
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

In June 2024, in accordance with the terms of the Bayer Collaboration Agreement, Bayer AG notified us of its intention to terminate the Bayer Collaboration Agreement, effective August 12, 2024.
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
We typically use our employee and infrastructure resources across our development programs, and as such, do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for our ER program, which includes vepdegestrant (ARV-471), AR program, which includes ARV-766 and bavdegalutamide, and all other platform and exploratory research and development costs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
ER program development costs	$28.8	$35.4	$50.8	$59.7
AR program development costs	21.3	18.7	32.7	38.4
Other research and development costs	43.6	49.3	94.5	100.5
Total research and development costs	$93.7	$103.4	$178.0	$198.6
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
We cannot determine with certainty the duration and costs of future clinical trials of vepdegestrant, ARV-102, ARV-393, or unexpected costs of ongoing clinical trials of bavdegalutamide and ARV-766, prior to the transition of such trials and their associated expenses to Novartis, or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
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
As of June 30, 2024, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2024	2023	$ change	2024	2023	$ change
Revenue	$76.5	$54.5	$22.0	$101.8	$87.0	$14.8
Research and development expenses	(93.7)	(103.4)	9.7	(178.0)	(198.6)	20.6
General and administrative expenses	(31.3)	(25.7)	(5.6)	(55.6)	(50.7)	(4.9)
Other income	13.5	9.0	4.5	27.5	15.5	12.0
Income tax (expense) benefit	(0.2)	0.3	(0.5)	(0.3)	0.7	(1.0)
Loss from equity method investments	—	(1.3)	1.3	—	(2.4)	2.4
Net loss	$(35.2)	$(66.6)	$31.4	$(104.6)	$(148.5)	$43.9
Revenues
Revenues for the three months ended June 30, 2024 totaled $76.5 million, compared to $54.5 million for the three months ended June 30, 2023. The increase of $22.0 million was primarily due to revenue from the Novartis License Agreement and the Novartis Asset Agreement, both of which were entered into during the three months ended June 30, 2024, of $45.4 million, offset by a decrease in revenue from the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer totaling $22.2 million and a decrease of $1.3 million of previously constrained deferred revenue related to our Oerth Bio joint venture.
Revenues for the six months ended June 30, 2024 totaled $101.8 million, compared to $87.0 million for the six months ended June 30, 2023. The increase of $14.8 million was primarily due to revenue from the Novartis License Agreement and the Novartis Asset Agreement of $45.4 million and year over year increases in revenue of $5.5 million and $2.5 million from the Bayer Collaboration Agreement and the Pfizer Research Collaboration Agreement, respectively, due to changes in estimates in 2023 of the performance period duration under the agreements resulting from updated research timelines, offset by a decrease in revenue from the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer totaling $34.5 million, a decrease of $2.4 million of previously constrained deferred revenue related to our Oerth Bio joint venture, and a decrease of $1.8 million of revenue under the Genentech Amended and Restated Option, License, and Collaboration Agreement as the performance period has concluded.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2024 totaled $93.7 million, compared to $103.4 million for the three months ended June 30, 2023. The decrease of $9.7 million was primarily due to decreases in expenses related to our ER program of $6.6 million and our platform exploratory programs of $5.7 million, offset by an increase in expenses related to our AR program of $2.6 million. The decrease in expenses over all of our programs was driven by clinical trial costs and related drug manufacturing costs of $11.3 million within our AR and ER programs and a decrease in direct expenses related to our platform and exploratory targets on $1.9 million, partially offset by an increase in personnel and infrastructure related costs of $3.5 million.

Research and development expenses for the six months ended June 30, 2024 totaled $178.0 million, compared to $198.6 million for the six months ended June 30, 2023. The decrease of $20.6 million was primarily due to decreases in our ER and AR programs of $8.9 million and $5.7 million, respectively, as well as a decrease in our platform and exploratory programs of $6.0 million. The decrease over all of our programs was primarily driven by clinical trial costs and related drug manufacturing costs of $21.0 million within our AR and ER programs and expenses related to our platform and exploratory targets of $6.9 million, partially offset by increased personnel and infrastructure related costs of $7.3 million.
General and Administrative Expenses
General and administrative expenses totaled $31.3 million for the three months ended June 30, 2024, compared to $25.7 million for the three months ended June 30, 2023. The increase of $5.6 million was primarily due to an increase in personnel and infrastructure related costs of $4.0 million and professional fees of $1.6 million.
General and administrative expenses totaled $55.6 million for the six months ended June 30, 2024, compared to $50.7 million for the six months ended June 30, 2023. The increase of $4.9 million was primarily due to an increase in professional fees of $2.9 million and increased spending in personnel and infrastructure related costs of $1.8 million.
Other Income
Other income totaled $13.5 million for the three months ended June 30, 2024, compared to $9.0 million for the three months ended June 30, 2023. The increase of $4.5 million was due to interest income on our marketable securities from higher interest rates and a higher average investment balance from our 2023 at-the-market and private placement offerings.
Other income totaled $27.5 million for the six months ended June 30, 2024, compared to $15.5 million for the six months ended June 30, 2023. The increase of $12.0 million was primarily due to higher interest income of $11.1 million from higher interest rates. In addition, no realized gains or losses were recognized on the sale our marketable securities in 2024, compared to $0.9 million of losses recognized in 2023.
Income Tax Expense
Income tax expense totaled $0.2 million for the three months ended June 30, 2024, compared to an income tax benefit of $0.3 million for the three months ended June 30, 2023. The current year tax expense was driven by the effect of equity compensation and the valuation allowance recorded against the full amount of our net deferred tax assets. Prior year tax expense was driven by expected benefits from state net operating loss carryback claims.
Income tax expense totaled $0.3 million for the six months ended June 30, 2024, compared to an income tax benefit of $0.7 million for the six months ended June 30, 2023. The current year tax expense was driven by the effect of equity compensation and the valuation allowance recorded against the full amount of our net deferred tax assets. Prior year tax expense was driven by expected benefits from state net operating loss carryback claims.
Loss from Equity Method Investment
Loss from equity method investment totaled zero for the three months ended June 30, 2024, compared to $1.3 million for the three months ended June 30, 2023. The decrease of $1.3 million was due to fully recognizing the remaining constrained revenue and the equity method losses during 2023.
Loss from equity method investment totaled zero for the six months ended June 30, 2024, compared to $2.4 million for the six months ended June 30, 2023. The decrease of $2.4 million was due to fully recognizing the remaining constrained revenue and the equity method losses during 2023.

Liquidity and Capital Resources
Overview
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through sale of our equity interests, proceeds from our collaborations and a license arrangement, grant funding and debt financing. Since inception through June 30, 2024, we had received an aggregate of $913.0 million in payments from collaboration partners and a licensing arrangement, grant funding and forgivable and partially forgivable loans from the State of Connecticut, and raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests, and the exercise of stock options, including:
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
•April 2024: sale of AR-V7 to Novartis under the Novartis Asset Agreement for $20.0 million.
In November 2023, we amended and restated the Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., pursuant to which we may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market" offering. During the six months ended June 30, 2024, no shares were issued under the amended and restated agreement.
Cash Flows
Our cash, cash equivalents, restricted cash and marketable securities totaled $1.2 billion and $1.3 billion as of June 30, 2024 and December 31, 2023, respectively. We had an outstanding loan balance of $0.9 million and $1.0 million as of June 30, 2024 and December 31, 2023, respectively.

The following table summarizes our sources and uses of cash for the period presented:

	For the Six Months Ended June 30,
(dollars in millions)	2024	2023	$ change
Net cash used in operating activities	$(47.2)	$(179.9)	$132.7
Net cash (used in) provided by investing activities	(114.7)	187.2	(301.9)
Net cash provided by financing activities	5.0	2.0	3.0
Net (decrease) increase in cash, cash equivalents and restricted cash	$(156.9)	$9.3	$(166.2)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 increased by $132.7 million, compared with the six months ended June 30, 2023, primarily due to an increase in deferred revenue of $133.1 million related to the Novartis License Agreement and a decrease in our net loss of $43.9 million, partially offset by changes in prepaid expenses and other current assets of $19.1 million, account payable and accrued liabilities of $13.3 million, other receivables of $5.2 million, collaboration contract asset of $3.0 million related to the Novartis and a decrease in non-cash charges of $2.8 million. The decrease in non-cash charges was primarily due to net accretion of bond discounts/premiums of $4.2 million, partially offset by an increase in stock-based compensation of $2.0 million.
Investing Activities
Net cash from investing activities for the six months ended June 30, 2024 decreased by $301.9 million, compared with the six months ended June 30, 2023, primarily due to a net decrease in maturities and net sales of marketable securities and increase in purchases of $302.9 million, partially offset by a decrease in purchases of property and equipment of $0.9 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 increased by $3.0 million, compared with the six months ended June 30, 2023, due to increased proceeds from the exercise of stock options of $3.3 million, offset by repayment of long term debt of $0.3 million.
Funding Requirements
Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses in the foreseeable future as we advance the preclinical and clinical development of our product candidates.
Specifically, we anticipate that our expenses will increase substantially if, and as we:
•continue our ongoing and planned clinical trials of our product candidates, including vepdegestrant, for the treatment of locally advanced or metastatic ER+/HER2- breast cancer, ARV-102, PROTAC degrader designed to target the LRRK2 protein, and ARV-393, our PROTAC protein degrader designed to target the BCL6 protein,
•transition our ongoing clinical trials of ARV-766 for the treatment of men with mCRPC to Novartis, and continue our ongoing current clinical trials of bavdegalutamide (ARV-110) for the treatment of men with mCRPC;
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
We had cash, cash equivalents, restricted cash and marketable securities totaling approximately $1.2 billion as of June 30, 2024. We believe that our cash, cash equivalents, restricted cash and marketable securities as of June 30, 2024 will enable us to fund our planned operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our ongoing and planned clinical trials of vepdegestrant ARV-102 and ARV-393, and our ongoing clinical trials of bavdegalutamide;
•the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurodegenerative research programs;
•the success of our collaborations, including with Pfizer and Genentech;
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
As a result of these anticipated expenditures, we will need to obtain substantial additional financing in connection with our continuing operations. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations, including with Pfizer and Genentech, we do not currently have any committed external source of funds. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Borrowings
In June 2018, we entered into an additional assistance agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of June 30, 2024, $0.9 million remains outstanding under the 2018 Assistance Agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, restricted cash and marketable securities. Interest income earned on these assets totaled $27.6 million and $16.6 million for the six months ended June 30, 2024 and 2023, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of June 30, 2024, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Our outstanding debt totaled $0.9 million as of June 30, 2024 and December 31, 2023 and carries a fixed interest rate of 3.25% per annum.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties discussed in “Part I, Item 1A, Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. New or revised risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risk factor disclosures in our Annual Report on Form 10-K for the year ended December 31, 2023 are qualified by the information that is described in this Quarterly Report on Form 10-Q. If any of the risks in our Annual Report on Form 10-K for the year ended December 31, 2023 actually occur, our business, prospects, operating results and financial condition could suffer materially. In such an event, the trading price of our common stock could decline and you might lose all or part of your investment. The revised risk described below and in our Annual Report on Form 10-K for the year ended December 31, 2023 are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
On June 24, 2024, we granted to one new employee an option to purchase 94,418 shares of common stock at an exercise price of $24.97 per share, and a restricted stock unit award with respect to 61,409 shares of common stock. These shares were inducement grants made outside of our 2018 Stock Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act. The option has a ten-year term and vests over four years, with 25% of the original number of shares underlying the option vesting on the one-year anniversary of the date of grant and 75% of the original number of shares vesting monthly thereafter. The restricted stock unit award vests in four equal installments on each one-year anniversary of the employee’s employment start date until the fourth anniversary of the employee’s start date. Vesting of the option and restricted stock unit award is subject to such employee’s continued service with our company through the applicable vesting dates. We have filed a registration statement on a Form S-8 to register the shares of common stock underlying this option and restricted stock unit award.
Other than as stated above, we did not issue any securities that were not registered under the Securities Act during the three and six months ended June 30, 2024.
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

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on June 21, 2023).

10.1*+	Employment Agreement between the Registrant and Andrew Saik, dated June 17, 2024.

10.2*+	Promotion Letter for Angela Cacace, Ph.D., dated July 8, 2024.

10.3+
Promotion Letter for Randy Teel, Ph.D., dated April 21, 2024 (incorporated by referenced to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on May 7, 2024.)

10.4*†	License Agreement by and among Arvinas, Inc., Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc. and Novartis Pharma AG, dated April 10, 2024.

10.5*†	Asset Purchase Agreement by and among Arvinas, Inc., Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc. and Novartis Pharma AG, dated April 10, 2024.

10.6*†	Amended and Restated License Agreement, by and between Yale University and Arvinas Operations, Inc., dated June 18, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.00	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
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

Arvinas, Inc.

Date: July 30, 2024	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2024	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: July 30, 2024	By:	/s/ David K. Loomis
David K. Loomis
Vice President and Chief Accounting Officer (Principal Accounting Officer)