Form 10-Q
period 2024-09-30
ARVINAS, INC.
filed 2024-10-30
CIK 1655759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2024, the registrant had 68,713,098 shares of common stock, $0.001 par value per share, outstanding.

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
•the filing of an investigational new drug application for our kirsten rat sarcoma GD12 program;
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
Throughout this Quarterly Report on Form 10-Q, references to the “Company,” “Arvinas,” “we,” “us,” and “our,” refer to Arvinas, Inc. and its consolidated subsidiaries, except where the context requires otherwise, or any one or more of them as the context may require, and “board of directors” refers to the board of directors of Arvinas, Inc.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(dollars and shares in millions, except per share amounts)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$85.2	$311.7
Restricted cash	—	5.5
Marketable securities	1,036.4	949.3
Accounts receivable	7.3	—
Other receivables	7.5	7.2
Prepaid expenses and other current assets	13.1	6.5
Total current assets	1,149.5	1,280.2
Property, equipment and leasehold improvements, net	6.8	11.5
Operating lease right of use assets	1.0	2.5
Collaboration contract asset and other assets	9.8	10.4
Total assets	$1,167.1	$1,304.6
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$75.9	$92.2
Deferred revenue	199.2	163.0
Current portion of operating lease liabilities	0.8	1.9
Total current liabilities	275.9	257.1
Deferred revenue	304.5	386.2
Long-term debt	0.6	0.8
Operating lease liabilities	0.1	0.5
Total liabilities	581.1	644.6
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, zero shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 68.7 and 68.0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	0.1	0.1
Accumulated deficit	(1,486.5)	(1,332.7)
Additional paid-in capital	2,068.3	1,995.7
Accumulated other comprehensive income (loss)	4.1	(3.1)
Total stockholders’ equity	586.0	660.0
Total liabilities and stockholders’ equity	$1,167.1	$1,304.6
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(dollars and shares in millions, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Operations	2024	2023	2024	2023
Revenue	$102.4	$34.6	$204.2	$121.6
Operating expenses:
Research and development	86.9	85.9	264.9	284.5
General and administrative	75.8	22.6	131.3	73.3
Total operating expenses	162.7	108.5	396.2	357.8
Loss from operations	(60.3)	(73.9)	(192.0)	(236.2)
Other (expense) income
Other expense, net	(2.6)	—	(2.7)	(1.1)
Interest income, net	14.3	10.0	41.9	26.6
Total other (expense) income	11.7	10.0	39.2	25.5
Net loss before income taxes and loss from equity method investment	(48.6)	(63.9)	(152.8)	(210.7)
Income tax (expense) benefit	(0.6)	—	(1.0)	0.7
Loss from equity method investment	—	(0.1)	—	(2.5)
Net loss	$(49.2)	$(64.0)	$(153.8)	$(212.5)
Net loss per common share, basic and diluted	$(0.68)	$(1.18)	$(2.14)	$(3.97)
Weighted average common shares outstanding, basic and diluted	72.1	54.1	71.9	53.6

(dollars in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Comprehensive Loss	2024	2023	2024	2023
Net loss	$(49.2)	$(64.0)	$(153.8)	$(212.5)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	7.9	3.0	7.2	10.0
Comprehensive loss	$(41.3)	$(61.0)	$(146.6)	$(202.5)
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
For the Three Months Ended September 30, 2024 and 2023	Shares	Amount
Balance as of June 30, 2024	68.6	$0.1	$(1,437.3)	$2,041.2	$(3.8)	$600.2
Stock-based compensation	—	—	—	24.7	—	24.7
Net loss	—	—	(49.2)	—	—	(49.2)
Issuance of common stock under equity incentive plans	0.1	—	—	2.4	—	2.4
Unrealized gain on available-for-sale securities	—	—	—	—	7.9	7.9
Balance as of September 30, 2024	68.7	$0.1	$(1,486.5)	$2,068.3	$4.1	$586.0
Balance as of June 30, 2023	53.4	$0.1	$(1,113.9)	$1,589.6	$(12.2)	$463.6
Stock-based compensation	—	—	—	16.7	—	16.7
Net loss	—	—	(64.0)	—	—	(64.0)
Issuance of common stock under equity incentive plans	0.1	—	—	1.9	—	1.9
Common stock issued, net of issuance costs of $1.1	1.5	—	—	36.0	—	36.0
Unrealized gain on available-for-sale securities	—	—	—	—	3.0	3.0
Balance as of September 30, 2023	55.0	$0.1	$(1,177.9)	$1,644.2	$(9.2)	$457.2

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
For the Nine Months Ended September 30, 2024 and 2023	Shares	Amount
Balance as of December 31, 2023	68.0	$0.1	$(1,332.7)	$1,995.7	$(3.1)	$660.0
Stock-based compensation	—	—	—	64.9	—	64.9
Net loss	—	—	(153.8)	—	—	(153.8)
Issuance of common stock under equity incentive plans	0.7	—	—	7.7	—	7.7
Unrealized gain on available-for-sale securities	—	—	—	—	7.2	7.2
Balance as of September 30, 2024	68.7	$0.1	$(1,486.5)	$2,068.3	$4.1	$586.0
Balance as of December 31, 2022	53.2	$0.1	$(965.4)	$1,549.4	$(19.2)	$564.9
Stock-based compensation	—	—	—	54.9	—	54.9
Net loss	—	—	(212.5)	—	—	(212.5)
Issuance of common stock under equity incentive plans	0.3	—	—	3.9	—	3.9
Common stock issued, net of issuance costs of $1.1	1.5	—	—	36.0	—	36.0
Unrealized gain on available-for-sale securities	—	—	—	—	10.0	10.0
Balance as of September 30, 2023	55.0	$0.1	$(1,177.9)	$1,644.2	$(9.2)	$457.2
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
(dollars in millions)	2024	2023
Cash flows from operating activities:
Net loss	$(153.8)	$(212.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3.5	3.6
Net accretion of bond discounts/premiums	(17.1)	(11.6)
Loss on sale of marketable securities	—	0.9
Amortization of right-of-use assets	1.5	1.4
Amortization of collaboration contract asset	3.6	2.0
Net loss on disposal of property, plant and equipment	2.6	—
Stock-based compensation	64.9	54.9
Changes in operating assets and liabilities:
Accounts receivable	(7.3)	(14.7)
Other receivables	(0.3)	2.2
Prepaid expenses and other current assets	(6.4)	12.3
Collaboration contract asset	(3.0)	—
Accounts payable and accrued liabilities	(16.3)	16.0
Operating lease liability	(1.6)	(1.5)
Deferred revenue	(45.5)	(117.7)
Net cash used in operating activities	(175.2)	(264.7)
Cash flows from investing activities:
Purchases of marketable securities	(600.8)	(665.7)
Maturities of marketable securities	538.0	873.4
Sales of marketable securities	—	52.3
Purchases of property, equipment and leasehold improvements	(1.5)	(2.8)
Proceeds from disposal of property, equipment and leaseholds improvements	0.1	—
Net cash (used in) provided by investing activities	(64.2)	257.2
Cash flows from financing activities:
Repayments of long-term debt	(0.3)	—
Proceeds from issuance of common stock	—	37.1
Payment of common stock issuance costs	—	(1.1)
Proceeds from exercise of stock options and issuance of ESPP shares	7.7	3.9
Net cash provided by financing activities	7.4	39.9
Net (decrease) increase in cash, cash equivalents and restricted cash	(232.0)	32.4
Cash, cash equivalents and restricted cash, beginning of the period	317.2	86.8
Cash, cash equivalents and restricted cash, end of the period	$85.2	$119.2
Supplemental disclosure of cash flow information:
Cash paid for taxes	$1.6	$9.1
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
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows for the foreseeable future. The Company has financed its operations primarily through sales of assets and equity interests, proceeds from collaborations and a licensing arrangement, grant funding and debt financing. The Company had cash, cash equivalents and marketable securities of approximately $1.1 billion as of September 30, 2024.
2. Summary of Accounting Pronouncements and Significant Accounting Policies
Accounting Pronouncements
Recently Adopted Accounting Pronouncements
There have been no recently adopted accounting pronouncements that have had a material impact on the Company's unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Segment Reporting (Topic 280) - In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures,” which requires disclosure of incremental segment information on an annual and interim basis and also requires companies with a single reportable segment to provide all disclosures required by this ASU and all existing segment disclosures in Accounting Standard Codification (“ASC”) 280, “Segment Reporting.” The requirements of the ASU are effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact ASU No. 2023-07 will have on its condensed consolidated financial statements.
Income Taxes (Topic 740) - In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures," which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact ASU No. 2023-09 will have on its condensed consolidated financial statements.
Significant Accounting Policies
There were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2024.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown in the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

(dollars in millions)	September 30, 2024	September 30, 2023
Cash and cash equivalents	$85.2	$113.7
Restricted cash	—	5.5
Cash, cash equivalents and restricted cash	$85.2	$119.2
Restricted cash represents a letter of credit collateralized by a certificate of deposit in the same amount as was required under the terms of the Terminated Lease, as discussed below in Note 6, Right-of-Use Assets and Liabilities.
3. Research Collaboration and License Agreements
Novartis License and Asset Agreements
In April 2024, the Company entered into a transaction (the "Novartis Transaction"), including both a license agreement (the "Novartis License Agreement") and an asset purchase agreement (the "Novartis Asset Agreement") with Novartis Pharma AG ("Novartis") for the worldwide development, manufacture and commercialization of ARV-766, the Company's second generation PROTAC® androgen receptor (AR) degrader for patients with prostate cancer and for the sale of the Company's preclinical AR-V7 program. Under the terms of the agreements, Novartis is responsible for worldwide clinical development and commercialization of ARV-766 and has all research, development, manufacturing, and commercialization rights with respect to the Company’s PROTAC® protein degrader targeting AR-V7, a splice variant of the AR.
In May 2024, the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to the Novartis Transaction (the “HSR Termination”). As a result of the HSR Termination and satisfaction of other closing conditions, Novartis paid to the Company a one-time, upfront payment in the aggregate amount of $150.0 million in accordance with the terms of the Novartis License Agreement and the Novartis Asset Agreement. Under the terms of the Novartis License Agreement, the Company is eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory and commercial milestones for ARV-766 being met, as well as tiered royalties based on worldwide net sales of ARV-766, subject to reduction under certain circumstances as provided in the

Novartis License Agreement. There were no development, regulatory or commercial milestone payments, or sales-based royalties received through September 30, 2024.
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
The Company determined that the Novartis License Agreement and the Novartis Asset Agreement entered into with Novartis concurrently should be evaluated as a combined contract in accordance with ASC 606, Revenue from Contracts with Customers. The Company determined the fair value of the assets sold under the Novartis Asset Agreement to be $20.0 million, which was recognized at the time of sale as revenue, and the fair value of the Novartis License Agreement to be $130.0 million, which is being recognized as revenue over the total estimated period of performance during the technology transfer period, as defined in the agreement, based on the cost incurred input method. Under the Novartis License Agreement, Novartis will also reimburse the Company for development costs incurred during the technology transfer period, which will be recognized as revenue as costs are incurred.
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
Vepdegestrant (ARV-471) Collaboration Agreement
In July 2021, the Company entered into a Collaboration Agreement with Pfizer Inc. (“Pfizer”) (the “Vepdegestrant (ARV-471) Collaboration Agreement”) pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound vepdegestrant (the “Licensed Products”). Under the Vepdegestrant (ARV-471) Collaboration Agreement, the Company received an upfront, non-refundable payment of $650.0 million. In addition, the Company is eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400.0 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones. There were no regulatory or sales-based milestone payments received through September 30, 2024.
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

Bayer Collaboration Agreement
In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (the “Bayer Collaboration Agreement”) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras ("PROTAC® targeted protein degraders") that mediate the degradation of target proteins. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront, non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license. The Company also received an additional $12.0 million from Bayer AG from inception through 2023, including $1.5 million received during the nine months ended September 30, 2023. These payments are being recognized over the total estimated period of performance.
The Company was also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated target proteins. In addition, the Company was eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which were subject to reductions. There were no development or sales-based milestone payments or royalties received through September 30, 2024.
Pursuant to notice from Bayer AG in accordance with the terms of the Bayer Collaboration Agreement, the Bayer Collaboration Agreement was terminated effective August 12, 2024.
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
The Company is also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated target proteins under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales. During the nine months ended September 30, 2023, the Company received payments totaling $1.0 million for additional target proteins and services which are being recognized as revenue over the total period of performance. There were no sales-based milestone payments or royalties received through September 30, 2024.
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
The Company is eligible to receive up to $44.0 million per target protein in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received through September 30, 2024.

Changes in the Company's contract balances for the nine months ended September 30, 2024 and 2023 were as follows:

(dollars in millions)	September 30, 2024	September 30, 2023
Accounts receivable related to collaborations
Beginning balance	$—	$1.0
Additions	8.7	21.7
Payments received	(1.4)	(7.0)
Ending balance	$7.3	$15.7
Accounts payable related to collaborations
Beginning balance	$13.1	$5.0
Additions	43.5	31.0
Payments made	(42.3)	(6.7)
Ending balance	$14.3	$29.3
Contract assets: Collaboration contract asset
Beginning balance	$9.4	$10.7
Additions	3.0	—
Amortization	(3.6)	(2.0)
Ending balance	$8.8	$8.7
Contract liabilities: Deferred revenue
Beginning balance	$549.2	$623.7
Additions to collaboration agreements	130.0	1.5
Revenue recognized from balances held at the beginning of the period	(82.0)	(119.1)
Revenue recognized from new collaborations	(93.5)	—
Ending balance	$503.7	$506.1
During the nine months ended September 30, 2023, the Company changed its estimate of the duration of the performance period under the Bayer Collaboration Agreement and Pfizer Research Collaboration Agreement as a result of updated research timelines. The changes in accounting estimate resulted in a decrease in revenue and net income of $8.2 million and a decrease in net loss per share of $0.15 for the nine months ended September 30, 2023. The reversed revenue related to the Bayer Collaboration Agreement was fully recognized through September 30, 2024. The reversed revenue related to the Pfizer Research Collaboration Agreement will continue to be recognized in future periods as the Company continues to advance on the performance obligation under the updated collaboration timeline. During each of the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024, no changes in accounting estimates related to the Company's collaborations were recorded.
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of September 30, 2024 totaled $503.7 million, which is expected to be recognized in the following periods:

(dollars in millions)
Remainder of 2024	$84.1
2025	153.4
2026	105.0
2027	57.6
2028	59.8
2029	43.8
Total	$503.7

4. Marketable Securities and Fair Value Measurements
The Company’s marketable securities consist of corporate bonds and government securities which are adjusted to fair value as of each balance sheet date based on quoted prices, which are considered Level 2 inputs.
The following is a summary of the Company’s available-for-sale marketable securities measured at fair value on a recurring basis.

	September 30, 2024
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$1,028.8	$4.4	$(0.3)	$1,032.9
Government securities	Level 2	3.5	—	—	3.5
Total		$1,032.3	$4.4	$(0.3)	$1,036.4

	December 31, 2023
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$934.4	$1.5	$(4.6)	$931.3
Government securities	Level 2	18.0	—	—	18.0
Total		$952.4	$1.5	$(4.6)	$949.3
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
5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

(dollars in millions)	September 30, 2024	December 31, 2023
Laboratory equipment	$19.4	$18.5
Leasehold improvements	9.3	11.5
Office equipment	2.6	2.6
Total property, equipment and leasehold improvements	31.3	32.6
Less: accumulated depreciation and amortization	(24.5)	(21.1)
Property, equipment and leasehold improvements, net	$6.8	$11.5
During the three and nine months ended September 30, 2024, the Company wrote-off leasehold improvements totaling $2.4 million resulting from the termination of the lease for its laboratory and office space at 101 College Street, as discussed below in Note 6, Right-of-Use Assets and Liabilities.
During the three months ended September 30, 2024 and 2023, the Company recognized depreciation and amortization expense of $1.1 million and $1.2 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized depreciation and amortization expense of $3.5 million and $3.6 million, respectively.

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
In August 2024, the Company entered into a Lease Termination Agreement with 101 College Street LLC (the "Landlord"). Under the terms of the Lease Termination Agreement, the lease, by and between the Company and the Landlord, dated May 4, 2021 (as amended, the "Terminated Lease"), for certain leased premises of approximately 160,000 square feet of laboratory and office space, was terminated in full, effective August 15, 2024. The leased premises were expected to be occupied by the Company in 2025. In connection with the Lease Termination Agreement and as consideration for the Landlord’s agreement to terminate the lease for its laboratory and office space at 101 College Street in full, the Company agreed to pay to the Landlord a one-time cash termination fee in the amount of $41.5 million and wrote-off $1.9 million of prepaid rent, both of which are recognized in "Lease termination costs" on the condensed consolidated statements of operations. The Company also cancelled its previously issued letter of credit in the amount of $5.5 million.
The Company has operating leases for its corporate office, laboratories and certain equipment, which expire no later than October 2025. The leases have a weighted average remaining term of approximately nine months.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Operating lease cost	$0.5	$0.5	$1.5	$1.5
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(dollars in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.6	$1.5
Maturities of operating lease liabilities as of September 30, 2024, were as follows:

(dollars in millions)
Remainder of 2024	$0.4
2025	0.5
Total lease payments	0.9
Less: imputed interest	—
Total	$0.9

7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

(dollars in millions)	September 30, 2024	December 31, 2023
Accounts payable	$17.7	$17.8
Accrued liabilities
Research and development expenses	29.1	43.1
Employee expenses	19.9	25.7
Income taxes	4.1	0.7
General and administrative and commercial expenses	2.7	2.4
Professional fees	2.4	2.5
Total accounts payable and accrued liabilities	$75.9	$92.2
8. Long-Term Debt
Debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	September 30, 2024	December 31, 2023
2018 Assistance Agreement Debt	09/28	3.25%	$0.8	$1.0
Less: current installments			(0.2)	(0.2)
Total long-term debt			$0.6	$0.8
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
Minimum future principal payments on long-term debt are as follows:

(dollars in millions)
Remainder of 2024	$—
2025	0.2
2026	0.2
2027	0.2
2028	0.2
Total	$0.8
During the three and nine months ended September 30, 2024 and 2023, interest expense was immaterial.

9. Equity
Equity Distribution Agreements
In November 2023, the Company amended and restated the Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under a universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the nine months ended September 30, 2024, no shares were issued under this agreement.
Stock-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of September 30, 2024, 3,035,594 shares remained available for purchase. During the nine months ended September 30, 2024 and 2023, the Company issued 85,119 and 78,528 shares of common stock, respectively, under the 2018 ESPP.
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the “2018 Plan”), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of shares of common stock initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181 shares) issued in respect of incentive units granted under the Fourth Amendment to the Company’s Incentive Share Plan, which was terminated in September 2018, that were subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of September 30, 2024, 3,434,422 shares remained available for issuance under the 2018 Plan. Shares of common stock subject to outstanding equity awards that expire or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.

Compensation Expense
During the three months ended September 30, 2024 and 2023, the Company recognized compensation expense of $24.7 million and $16.7 million, respectively, related to the issuance of incentive awards, including $0.1 million and $0.2 million, respectively, related to the 2018 ESPP. During the nine months ended September 30, 2024 and 2023, the Company recognized compensation expense of $64.9 million and $54.9 million, respectively, relating to the issuance of incentive awards, including $0.6 million and $0.7 million, respectively, related to the 2018 ESPP.
As of September 30, 2024, there was $75.1 million of total unrecognized compensation expense that is expected to be amortized over a weighted average period of approximately 1.2 years.
Stock Options
The fair value of the stock options granted during the nine months ended September 30, 2024 and 2023 was determined using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2024	September 30, 2023
Expected volatility (1)	72.8 - 75.6%	71.5 - 74.2%
Expected term (years) (2)	5.4 - 5.5	5.5 - 7.0
Risk free interest rate (3)	3.5% - 4.6%	3.4% - 4.3%
Expected dividend yield	0%	0%
Exercise price	$24.85 - $47.00	$23.23 - $36.27
(1)    Expected volatility is calculated by utilizing the Company's historical volatility of its stock price over a period equal to the expected term.
(2)    Expected term is calculated based on the Company's historical experience.
(3)     Risk free interest rate is based on an interpolation of U.S. Treasury rates to reflect the expected term at the date of grant.
A summary of the stock option activity during the nine months ended September 30, 2024 is presented below. Included in the table are stock options granted to employees and directors under the 2018 Plan, as well as options to purchase 255,611 shares of common stock granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

(dollars in millions, except weighted average exercise price)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	7,933,794	$45.22	7.2	$62.6
Granted	1,145,629	$41.74
Exercised	(269,028)	$21.53
Forfeited	(855,007)	$56.63
Outstanding as of September 30, 2024	7,955,388	$44.32	6.9	$12.2
Vested and exercisable as of September 30, 2024	5,219,887	$44.42	6.0	$11.8
Vested and expected to vest as of September 30, 2024	7,724,552	$44.45	6.9	$12.2

The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2024 and 2023 was $27.69 and $22.51, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $3.6 million and $0.9 million, respectively.
Restricted Stock Units ("RSUs")
A summary of RSU activity during the nine months ended September 30, 2024 is presented below. Included in the table are RSUs granted to employees and directors under the 2018 Plan, as well as RSUs representing 170,365 shares of common stock granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested RSUs as of December 31, 2023	1,151,856	$38.16
Granted	1,722,239	$44.69
Vested	(316,065)	$39.01
Forfeited	(201,028)	$42.62
Unvested RSUs as of September 30, 2024	2,357,002	$42.43

The total fair value of RSUs vested during the nine months ended September 30, 2024 and 2023 was $12.3 million and $6.2 million, respectively.
10. Income Taxes
For the three months ended September 30, 2024, the Company recognized income tax expense of $0.6 million, resulting in an effective tax rate of (1.3)%, as compared to no income tax expense or benefit recognized in the same period for 2023, resulting in an effective tax rate of 0.0%. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended September 30, 2024 and the Company’s overall effective tax rate of (1.3)% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended September 30, 2023 and the Company’s overall effective tax rate of 0.0% was the effect of expected benefits from state net operating loss carryback claims offset by equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
For the nine months ended September 30, 2024, the Company recognized income tax expense of $1.0 million resulting in an effective tax rate of (0.6)%, as compared to income tax benefit of $0.7 million resulting in an effective tax rate of 0.3% in the same period for 2023. The primary reconciling items between the federal statutory rate of 21.0% for the nine months ended September 30, 2024 and the Company’s overall effective tax rate of (0.6)% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the nine months ended September 30, 2023 and the Company’s overall effective tax rate of 0.3% was the effect of expected benefits from state net operating loss carryback claims offset by equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
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

11. Net Loss Per Share
Basic and diluted loss per common share was calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars and shares in millions, except per share amounts)	2024	2023	2024	2023
Net loss	$(49.2)	$(64.0)	$(153.8)	$(212.5)
Weighted average number of common shares outstanding - basic and diluted	72.1	54.1	71.9	53.6
Net loss per common share - basic and diluted	$(0.68)	$(1.18)	$(2.14)	$(3.97)
The weighted average number of common shares included in the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2024 gives effect to pre-funded warrants issued in November 2023 which allow holders to acquire up 3,422,380 shares of common stock at a nominal exercise price of $0.001 per share and are classified as equity. The shares underlying the pre-funded warrants are exercisable for little or no consideration and therefore the underlying shares are considered outstanding at the issuance of the pre-funded warrants for purposes of calculating the weighted average number of common shares outstanding in basic and diluted net loss per share for common share.
The Company reported net losses for each of the three and nine months ended September 30, 2024 and 2023, and therefore excluded all stock options and RSUs from the calculation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

	For the Three and Nine Months Ended September 30,
	2024	2023
Stock options	8.0	8.0
RSUs	2.4	1.1
	10.4	9.1
12. Equity Method Investments
In July 2019, the Company and Bayer CropScience LP (“Bayer LP”) formed Oerth Bio LLC ("Oerth Bio"), a joint venture to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. The Company and Bayer LP each held an initial ownership interest in Oerth Bio of 50%. A 15% ownership interest of Oerth Bio was reserved for the future grants of incentive units to employees and service providers and, as a result, the Company's ownership interest totaled 44.3% and 45.2% as of September 30, 2024 and 2023, respectively, as a result of vested incentive units.
Net loss of Oerth Bio for the three months ended September 30, 2024 and 2023 totaled $1.2 million and $3.2 million, respectively. The Company recognized equity method losses of zero and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. Net loss of Oerth Bio for the nine months ended September 30, 2024 and 2023 totaled $2.7 million and $8.5 million, respectively. The Company recognized equity method losses of zero and $2.5 million for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024 and 2023, the Company’s carrying value of the investment was zero.
The Company also provides Oerth Bio with compensated research, development and administrative services through a separate agreement. The services rendered by the Company during the three and nine months ended September 30, 2024 and 2023 were immaterial.

13. Commitments and Contingencies
From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount, which could differ materially. Legal fees and other costs associated with such actions are expensed as incurred. The Company's accrual for such matters totaled $5.0 million and $10.0 million as of September 30, 2024 and 2023, respectively, related to the Amended License Agreement with Yale University ("Yale"), as further described below.
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
Overview
Our Business
We are a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases. Through our PROTAC Discovery Engine, our proprietary technology platform to engineer proteolysis targeting chimeras, or PROTAC targeted protein degraders, we are pioneering the development of protein degradation therapies designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. We are currently progressing multiple product candidates through clinical development programs, including vepdegestrant, targeting the estrogen receptor, or ER, for the treatment of locally advanced or metastatic ER positive / human epidermal growth factor receptor 2, or HER2, negative, or ER+/HER2-, breast cancer; ARV-102, targeting the leucine-rich repeat kinase 2, or LRRK2, protein for the treatment of neurodegenerative disorders; and ARV-393, targeting the B-cell lymphoma 6, or BCL6 protein for the treatment of relapsed/refractory non-Hodgkin Lymphoma. In addition to the programs above and our early-stage collaborations, including with Pfizer, Inc., or Pfizer, and Genentech, Inc. and F. Hoffman-La Roche Ltd., or Genentech, we are conducting exploratory research and development work on multiple other undisclosed targets.
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
•TACTIVE-U, a Phase 1b/2 clinical trial of vepdegestrant in combination with multiple targeted therapies including abemaciclib, ribociclib or Carrick Therapeutics, Inc.'s, or Carrick, cyclin-dependent kinase 7, or CDK7, inhibitor, samuraciclib, for which we are currently enrolling patients globally;
•TACTIVE-E, a Phase 1 clinical trial of vepdegestrant in combination with everolimus, for which enrollment of patients is complete; and
•TACTIVE-K, a Phase 1b/2 clinical trial of vepdegestrant in combination with Pfizer's cyclin-dependent kinase 4, or CDK4, inhibitor, atirmociclib (PF-07220060), for which we are currently enrolling patients globally.
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
In the second quarter of 2024, we, along with Pfizer, evaluated enrollment and blinded event rates in the ongoing VERITAC-2 Phase 3 monotherapy clinical trial in patients with metastatic breast cancer. We expect to complete enrollment for this clinical trial in the fourth quarter of 2024 and provide top-line data in the fourth quarter of 2024 or the first quarter of 2025.
Additionally, in the second quarter of 2024, we, along with Pfizer, presented updated clinical data from a Phase 1b clinical trial combination cohort evaluating vepdegestrant in combination with palbociclib (IBRANCE®) at the 2024 European Society for Medical Oncology, or ESMO, Breast Cancer Annual Congress. After six months of additional follow-up (data cutoff of December 18, 2023), these data were consistent with data presented at the 2023 San Antonio Breast Cancer Symposium, or SABCS, in the fourth quarter of 2023 (data cutoff of June 6, 2023), and show that vepdegestrant in combination with palbociclib continued to demonstrate encouraging clinical activity in heavily pre-treated patients with a median of four lines of prior therapy with locally advanced or metastatic ER+/HER2- breast cancer.
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
As part of our global collaboration with Pfizer, in the second half of 2024, we and Pfizer plan to evaluate data from the study-lead in of the VERITAC-3 Phase 3 clinical trial of vepdegestrant in combination with palbociclib. We also expect to continue enrollment and evaluate preliminary data from the ongoing TACTIVE-K clinical trial and, pending emerging data and regulatory feedback, in 2025, we plan to initiate, with Pfizer, Phase 3 combination trials in the first- and second-line settings: the first-line setting with vepdegestrant plus atirmociclib or palbociclib, and the second-line setting with vepdegestrant plus palbociclib and/or another CDK4/6 inhibitor.

In addition, in the fourth quarter of 2024, we and Pfizer expect to present initial safety and pharmacokinetic data from the TACTIVE-U sub-study of abemaciclib at the 2024 SABCS and we expect to otherwise continue enrollment in TACTIVE-U, the ongoing Phase 1b/2 combination umbrella trial evaluating combinations of vepdegestrant with abemaciclib, ribociclib, or samuraciclib. We also expect to present data from the Phase 1 pharmacokinetic trial of vepdegestrant in combination with midazolam to assess potential for drug-drug interaction at the 2024 SABCS in the fourth quarter of 2024.
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
•surfactant protein accumulation in mouse lung was observed after treatment with the LRRK2 kinase inhibitor MLi-2, but not after treatment with the PROTAC LRRK2 degrader; and
•no evidence of collagen deposition in lung to date with PROTAC LRRK2 degraders in non-human primates, or NHPs.
In October 2024, we presented preclinical data at the 2024 Michael J. Fox Foundation Parkinson’s Disease Conference further supporting the potential of PROTAC-induced LRRK2 degradation as a potential treatment for patients with neurodegenerative diseases. New findings presented included data demonstrating:
•orally delivered ARV-102 crosses the blood-brain barriers and degrades LRRK2 in the cerebrospinal fluid, or CSF, of NHPs;
•degradation of LRRK2 by ARV-102 induces changes in pathway (lysosomal and inflammation) biomarkers in the CSF of NHPs, which has not previously been demonstrated by kinase inhibitors of LRRK2; and
•in murine tauopathy models, oral PROTAC LRRK2 degrader treatment led to ~50% pathologic tau reduction.
The European Medicines Agency cleared our clinical trial application for ARV-102 in the fourth quarter of 2023. We initiated the first-in-human Phase 1 clinical trial for ARV-102 in the first quarter of 2024. The trial is evaluating the safety, tolerability, pharmacokinetics, and pharmacodynamics of ARV-102, including the evaluation of LRRK2 degradation and exploratory LRRK2 pathway biomarkers. We completed enrollment in the single ascending dose portion of the Phase 1 clinical trial in healthy volunteers with the PROTAC LRRK2 degrader ARV-102 at the Centre for Human Drug Research in Leiden, the Netherlands. In the second quarter of 2024, we received health authority approval to initiate the multiple ascending dose portion of the ongoing Phase 1 clinical trial in healthy volunteers with the PROTAC LRRK2 degrader ARV-102, and we initiated the multiple ascending dose portion of this clinical trial in the third quarter of 2024. Going forward, we expect to complete enrollment in this ongoing clinical trial, and expect to present data from the Phase 1 clinical trial in 2025.
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
In the first quarter of 2024, we announced that the FDA cleared our investigational new drug application, or IND, for ARV-393. We initiated our first-in-human Phase 1 clinical trial in patients with B-cell lymphomas with PROTAC BCL6 degrader ARV-393 in the second quarter of 2024 and we continued recruiting patients for this clinical trial in the third quarter of 2024. Going forward, we expect to continue recruiting patients for this clinical trial.
Other Programs: KRAS G12D, ARV-766 and bavdegalutamide (ARV-110)
Kirsten rat sarcoma, or KRAS, is a driver oncogene in several major tumor types and is associated with poor prognosis and resistance to standards of care. Our KRAS G12D program is currently in preclinical development and we anticipate filing an IND application for our KRAS G12D program in 2025.
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
Our Operations
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations and a licensing arrangement, grant funding and debt financing. Since inception through September 30, 2024, we raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests and the exercise of stock options and had received an aggregate of $913.0 million in payments primarily from collaboration partners and a licensing arrangement.
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
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. Our revenues to date have been generated through research collaborations, a licensing arrangement and an asset sale. Revenue is recognized ratably over our expected performance period under each agreement. We expect that any revenue recognized in the near term will be derived from our current collaboration agreements and licensing arrangement and any additional arrangements that we may enter into in the future. To date, we have not received any development, regulatory and commercial milestone payments or royalties under any of the collaboration agreements or licensing arrangement.
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
Under the Bayer Collaboration Agreement, we and Bayer conducted a research program pursuant to separate research plans mutually agreed to by us and Bayer and tailored to each target protein selected by Bayer. During the term of the Bayer Collaboration Agreement, we were not permitted, either directly or indirectly, to design, identify, discover or develop any small molecule pharmacologically-active agent whose primary mechanism of action is, by design, directed to the inhibition or degradation of any target protein selected or reserved by Bayer, or grant any license, covenant not to sue or other right to any third party in the field of human disease under the licensed intellectual property for the conduct of such activities.
Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront non-refundable payment of $17.5 million and an additional $12.0 million in aggregate from inception through 2023. We were also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated target proteins. In addition, we were a eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which were subject to reductions.
Pursuant to notice from Bayer AG in accordance with the terms of the Bayer Collaboration Agreement, the Bayer Collaboration Agreement was terminated, effective August 12, 2024.
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
We typically use our employee and infrastructure resources across our development programs and as such do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Program-specific external expenses:
ARV-471 (*)	$19.6	$20.0	$63.8	$78.1
ARV-766	4.7	8.5	17.9	16.4
ARV-102	4.5	2.0	7.5	2.2
ARV-110	2.7	4.3	6.8	22.3
ARV-393	1.7	0.3	4.6	0.4
Other programs	0.8	—	1.1	—
Total program-specific external expenses	34.0	35.1	101.7	119.4
Non-program specific external expenses	13.7	14.8	43.4	57.3
Unallocated internal expenses
Compensation and personnel expenses (including stock-based compensation)	35.8	33.0	110.4	98.7
Other expenses	3.4	3.0	9.4	9.1
Total unallocated internal expenses	39.2	36.0	119.8	107.8
Total research and development expenses	$86.9	$85.9	$264.9	$284.5
(*)    Includes net reimbursement to and from Pfizer pursuant to the Vepdegestrant (ARV-471) Collaboration Agreement.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we continue to conduct our ongoing clinical trials of vepdegestrant and ARV-102, initiate clinical trials of ARV-393, and continue to discover and develop additional product candidates. Research and development expenses related to vepdegestrant are shared equally with Pfizer since July 22, 2021, the effective date of the Vepdegestrant (ARV-471) Collaboration Agreement. We may receive reimbursement from, or make payments to, Pfizer to satisfy the cost sharing requirements. These payments are accounted for pursuant to ASC 808, which are recorded as an offset or an increase to research and development expenses.
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
As of September 30, 2024, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2024	2023	$ change	2024	2023	$ change
Revenue	$102.4	$34.6	$67.8	$204.2	$121.6	$82.6
Research and development expenses	(86.9)	(85.9)	(1.0)	(264.9)	(284.5)	19.6
General and administrative expenses	(75.8)	(22.6)	(53.2)	(131.3)	(73.3)	(58.0)
Other income	11.7	10.0	1.7	39.2	25.5	13.7
Income tax (expense) benefit	(0.6)	—	(0.6)	(1.0)	0.7	(1.7)
Loss from equity method investments	—	(0.1)	0.1	—	(2.5)	2.5
Net loss	$(49.2)	$(64.0)	$14.8	$(153.8)	$(212.5)	$58.7
Revenue
Revenue for the three months ended September 30, 2024 totaled $102.4 million, compared to $34.6 million for the three months ended September 30, 2023. The increase of $67.8 million was primarily due to revenue from the Novartis License Agreement, which was entered into during the second quarter of 2024, of $76.7 million, offset by a decrease in revenue from the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer totaling $7.6 million related to timing differences in clinical trials and program expenses and a decrease in revenue from Bayer of $1.1 million related to the termination of the Bayer Collaboration Agreement in August 2024.
Revenue for the nine months ended September 30, 2024 totaled $204.2 million, compared to $121.6 million for the nine months ended September 30, 2023. The increase of $82.6 million was primarily due to revenue from the Novartis License Agreement and the Novartis Asset Agreement of $122.1 million and year over year increases in revenue of $4.5 million and $2.4 million from the Bayer Collaboration Agreement and the Pfizer Research Collaboration Agreement, respectively, primarily due to changes in estimates in 2023 of the performance period duration under the agreements resulting from updated research timelines, offset by a decrease in revenue from the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer totaling $42.2 million related to timing differences in clinical trials and program expenses, a decrease of $2.5 million of previously constrained deferred revenue related to our Oerth Bio joint venture, and a decrease of $1.8 million of revenue under the Genentech Amended and Restated Option, License, and Collaboration Agreement as the performance period has concluded.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2024 totaled $86.9 million, compared to $85.9 million for the three months ended September 30, 2023. The increase of $1.0 million was primarily due to an increase in compensation and related personnel expenses of $2.8 million, which are not allocated by program, partially offset by a decrease in external expenses of $2.2 million. External expenses include program-specific expenses, which decreased by $1.1 million, primarily driven by decreases in our ARV-766 and ARV-110 programs of $3.8 million and $1.6 million, respectively, partially offset by increases in our ARV-102 and ARV-393 programs of $2.5 million and $1.4 million, respectively, and our non-program specific expenses, which decreased by $1.1 million.
Research and development expenses for the nine months ended September 30, 2024 totaled $264.9 million, compared to $284.5 million for the nine months ended September 30, 2023. The decrease of $19.6 million was primarily due to a decrease in external expenses of $31.6 million, partially offset by an increase in compensation and related personnel expenses of $11.7 million, which are not allocated by program. External expenses include program-specific expenses, which decreased by $17.7 million, driven by decreases in our ARV-110 and ARV-471 programs of $15.5 million and $14.3 million, respectively, partially offset by increases in our ARV-102 and ARV-393 programs of $5.3 million and $4.1 million, respectively, and our non-program specific expenses, which decreased by $13.9 million.
General and Administrative Expenses
General and administrative expenses totaled $75.8 million for the three months ended September 30, 2024, compared to $22.6 million for the three months ended September 30, 2023. The increase of $53.2 million was primarily due to a loss on the termination of our laboratory and office space lease with 101 College Street LLC in August 2024 of $43.4 million as well as increases in personnel and infrastructure related costs of $5.0 million, professional fees of $3.4 million and costs related to developing our commercial operations of $1.2 million.
General and administrative expenses totaled $131.3 million for the nine months ended September 30, 2024, compared to $73.3 million for the nine months ended September 30, 2023. The increase of $58.0 million was primarily due to a loss on the termination of our laboratory and office space lease with 101 College Street LLC in August 2024 of $43.4 million as well as increased spending in personnel and infrastructure related costs of $6.8 million, professional fees of $6.3 million and costs related to developing our commercial operations of $1.4 million.
Other Income
Other income totaled $11.7 million for the three months ended September 30, 2024, compared to $10.0 million for the three months ended September 30, 2023. The increase of $1.7 million was primarily due to an increase in interest income of $4.3 million, partially offset by a loss on the disposal of fixed assets of $2.4 million related to the termination of our laboratory and office space lease with 101 College Street LLC in August 2024.
Other income totaled $39.2 million for the nine months ended September 30, 2024, compared to $25.5 million for the nine months ended September 30, 2023. The increase of $13.7 million was primarily due to an increase in interest income of $15.3 million and realized losses on the sale of our marketable securities in 2023 of $0.9 million which did not recur in 2024, partially offset by a loss on the disposal of fixed assets of $2.4 million related to the termination of our laboratory and office space lease with 101 College Street LLC in August 2024.
Income Tax (Expense) Benefit
Income tax expense totaled $0.6 million for the three months ended September 30, 2024, compared to no income tax expense or benefit for the three months ended September 30, 2023. The current year tax expense was driven by the effect of equity compensation and the valuation allowance recorded against the full amount of our net deferred tax assets. Prior year tax expense was driven by expected benefits from state net operating loss carryback claims.
Income tax expense totaled $1.0 million for the nine months ended September 30, 2024, compared to an income tax benefit of $0.7 million for the nine months ended September 30, 2023. The current year tax expense was driven by the effect of equity compensation and the valuation allowance recorded against the full amount of our net deferred tax assets. Prior year tax expense was driven by expected benefits from state net operating loss carryback claims.
Loss from Equity Method Investment
Loss from equity method investment totaled zero for the three months ended September 30, 2024, compared to $0.1 million for the three months ended September 30, 2023. The decrease of $0.1 million was due to fully recognizing the remaining constrained revenue and the equity method losses during 2023.
Loss from equity method investment totaled zero for the nine months ended September 30, 2024, compared to $2.5 million for the nine months ended September 30, 2023. The decrease of $2.5 million was due to fully recognizing the remaining constrained revenue and the equity method losses during 2023.

Liquidity and Capital Resources
Overview
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of our equity interests, proceeds from our collaborations and a license arrangement, grant funding and debt financing. Since inception through September 30, 2024, we had received an aggregate of $913.0 million in payments from collaboration partners and a licensing arrangement, grant funding and forgivable and partially forgivable loans from the State of Connecticut, and raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests, and the exercise of stock options, including:
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
•November 2023: sale of 12,963,542 shares of common stock and pre-funded warrants to purchase 3,422,380 shares of common stock in a private placement for aggregate gross proceeds of $350.0 million before fees and expenses; and
•April 2024: sale of AR-V7 to Novartis under the Novartis Asset Agreement for $20.0 million.
In November 2023, we amended and restated the Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., pursuant to which we may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market" offering. During the nine months ended September 30, 2024, no shares were issued under the amended and restated agreement.
Cash Flows
Our cash, cash equivalents, restricted cash and marketable securities totaled $1.1 billion and $1.3 billion as of September 30, 2024 and December 31, 2023, respectively. We had an outstanding loan balance of $0.8 million and $1.0 million as of September 30, 2024 and December 31, 2023, respectively.

The following table summarizes our sources and uses of cash for the period presented:

	For the Nine Months Ended September 30,
(dollars in millions)	2024	2023	$ change
Net cash used in operating activities	$(175.2)	$(264.7)	$89.5
Net cash (used in) provided by investing activities	(64.2)	257.2	(321.4)
Net cash provided by financing activities	7.4	39.9	(32.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(232.0)	$32.4	$(264.4)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 decreased by $89.5 million, compared with the nine months ended September 30, 2023, primarily due to changes in deferred revenue of $72.2 million, accounts receivable of $7.4 million, and non-cash charges of $7.8 million, as well as a decrease in our net loss of $58.7 million, inclusive of a one-time cash termination fee in the amount of $41.5 million related to the termination of our laboratory and office space lease with 101 College Street LLC in August 2024, partially offset by changes in accounts payable and accrued liabilities of $32.3 million, prepaid expenses and other current assets of $18.7 million, collaboration contract asset of $3.0 million related to the Novartis License Agreement and other receivables of $2.5 million. The change in non-cash charges was primarily due to an increase in stock-based compensation of $10.0 million, partially offset by net accretion of bond discounts/premiums of $5.5 million.
Investing Activities
Net cash from investing activities for the nine months ended September 30, 2024 decreased by $321.4 million, compared with the nine months ended September 30, 2023, primarily due to a net decrease in maturities and net sales of marketable securities and increase in purchases of $322.8 million, partially offset by a decrease in purchases of property and equipment of $1.3 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 decreased by $32.5 million, compared with the nine months ended September 30, 2023, due to net proceeds from the issuance of common stock under our "at the market" offering program in 2023 of $36.0 million, offset by increased proceeds from the exercise of stock options of $3.8 million.
Funding Requirements
Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses in the foreseeable future as we advance the preclinical and clinical development of our product candidates.
Specifically, we anticipate that our expenses will increase substantially if, and as we:
•continue our ongoing and planned clinical trials of our product candidates, including vepdegestrant, for the treatment of locally advanced or metastatic ER+/HER2- breast cancer, ARV-102, our PROTAC degrader designed to target the LRRK2 protein, and ARV-393, our PROTAC protein degrader designed to target the BCL6 protein;
•continue to transition our ongoing clinical trials of ARV-766 for the treatment of men with mCRPC to Novartis, and continue our ongoing current clinical trials of bavdegalutamide (ARV-110) for the treatment of men with mCRPC;
•progress additional PROTAC protein degrader programs into IND- or CTA-enabling studies, including our KRAS G12D program;
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
We had cash, cash equivalents and marketable securities totaling approximately $1.1 billion as of September 30, 2024. We believe that our cash, cash equivalents and marketable securities as of September 30, 2024 will enable us to fund our planned operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our ongoing and planned clinical trials of vepdegestrant ARV-102 and ARV-393, and our ongoing clinical trials of bavdegalutamide;
•the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs, including our KRAS G12D program;
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
Borrowings
In June 2018, we entered into an additional assistance agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of September 30, 2024, $0.8 million remains outstanding under the 2018 Assistance Agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and marketable securities. Interest income earned on these assets totaled $41.9 million and $26.6 million for the nine months ended September 30, 2024 and 2023, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of September 30, 2024, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Our outstanding debt totaled $0.8 million and $1.0 million as of September 30, 2024 and December 31, 2023, respectively, and carries a fixed interest rate of 3.25% per annum.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties discussed in “Part I, Item 1A, Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. New or revised risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risk factor disclosures in our Annual Report on Form 10-K for the year ended December 31, 2023 are qualified by the information that is described in this Quarterly Report on Form 10-Q. If any of the risks in our Annual Report on Form 10-K for the year ended December 31, 2023 actually occur, our business, prospects, operating results and financial condition could suffer materially. In such an event, the trading price of our common stock could decline and you might lose all or part of your investment. The revised risk described below and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
We did not issue any securities that were not registered under the Securities Act during the three months ended September 30, 2024.
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

10.1+
Promotion Letter for Angela Cacace, Ph.D., dated July 8, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q (File No. 001-38672) filed with the SEC on July 30, 2024).

10.2*†	Lease Termination Agreement, dated August 15, 2024, by and among Arvinas Operations, Inc. and 101 College Street, LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.00	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
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

Arvinas, Inc.

Date: October 30, 2024	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2024	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: October 30, 2024	By:	/s/ David K. Loomis
David K. Loomis
Vice President and Chief Accounting Officer (Principal Accounting Officer)