Form 10-K
period 2024-12-31
ARVINAS, INC.
filed 2025-02-11
CIK 1655759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1,796.6 million, based on the closing price of the registrant’s Common Stock on such date. The number of shares of registrant’s Common Stock, $0.001 par value per share, outstanding as of February 5, 2025 was 68,771,867.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:
•the initiation, timing, progress and results of our current and future clinical trials of vepdegestrant, ARV-393 and ARV-102, and current clinical trials of bavdegalutamide, including statements regarding the period during which the results of the clinical trials will become available or the forum in which we will present such results;
•the timing of, and our ability to obtain, marketing approval of our product candidates, including vepdegestrant, and the ability of our product candidates, including vepdegestrant, to meet existing or future regulatory standards;
•the potential achievement of milestones and receipt of payments under our collaborations, including our collaboration with Pfizer Inc. entered into in July 2021;
•potential receipt of payments based on the achievement of milestones related to luxdegalutamide (ARV-766) and future royalties under our license agreement with Novartis Pharma AG;
•our plans to pursue research and development of other product candidates;
•our expectation to wind down our bavdegalutamide program after completion of current ongoing clinical trials (ARV-110-101 and ARV-110-103);
•the filing of an investigational new drug application for our kirsten rat sarcoma GD12 program;
•the potential advantages of our platform technology and potential advantages and therapeutic benefits of our product candidates;
•the extent to which our scientific approach and platform technology may potentially address a broad range of diseases and disease targets;
•favorable clinical trial results in our ongoing oncology and neurodegenerative programs providing further validation of our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins regardless of therapeutic area;
•the potential receipt of revenue from future sales of our product candidates;
•the rate and degree of market acceptance and clinical utility of our product candidates;
•our estimates regarding the potential market opportunity for our product candidates;
•our commercialization plans, and sales, marketing and distribution capabilities and strategy;
•our ability to establish and maintain arrangements for manufacture and testing of our product candidates;
•our ability to enter into additional collaborations with third parties;
•our intellectual property position;
•our estimates regarding expenses, future revenues, capital requirements and needs for additional financing and statements regarding Arvinas’ cash, cash equivalents and marketable securities, including their sufficiency to fund planned operating expenses and capital expenditure requirements into 2027;

•our belief that there are not currently any risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us;
•our belief that our facilities are sufficient to meet our current needs and that suitable additional or alternative space will be available as and when needed on commercially reasonable terms for our future growth;
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
Risk Factor Summary
Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include the following:
•We have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability. Our net losses totaled $198.9 million, $367.3 million and $282.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
•We have never generated revenue from product sales and may never be profitable.

•We will need substantial additional funding to continue our operations. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research, product development programs or future commercialization efforts.
•Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
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
•Drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the U.S. Food and Drug Administration, or FDA, or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs.
•Positive data from preclinical or early clinical studies of our product candidates are not necessarily predictive of the results of later clinical studies and any future clinical trials of our product candidates. If we cannot replicate the positive data from our preclinical or early clinical studies of our product candidates in our future clinical trials, we will be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.
•We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
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
•We currently depend, and expect to continue to depend, on collaborations, license arrangements, and other strategic alliances with third parties for the research, development, and the potential future commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.
•We may seek to establish additional collaborations or out-license the development of our product candidates. If we are not able to establish collaborations or enter into these out-licenses on commercially reasonable terms, we may have to alter our business development plans or product development and commercialization plans.
•We rely and expect to continue to rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
•We rely on third-party CMOs for the manufacture and testing of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
•Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

•Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
•Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.
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
•Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of any or all of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.
•Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
•Our future success depends on our ability to retain key employees, consultants and advisors and to attract, train, retain and motivate qualified personnel.
•Our internal computer systems and those of our collaborators, contractors, consultants and other third parties are vulnerable to cyber attacks, cyber intrusions and security breaches, which could not only materially disrupt our business operations and result in the loss of confidential information, but also damage the integrity of our clinical trials, impact our regulatory filings, compromise our ability to protect our intellectual property, and subject us to regulatory actions that could result in significant fines or other penalties.
•The price of our common stock is volatile and may fluctuate substantially, which could result in the loss of all or part of our stockholders’ investment.

PART I
Item 1. Business.
Overview, Programs and Pipeline
We are a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases. Through our PROteolysis TArgeting Chimera, or PROTAC, Discovery Engine, our technology platform to engineer proteolysis-targeting chimeras, or PROTAC protein degraders, we are pioneering the development of protein degradation therapies designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. We have a robust preclinical pipeline of PROTAC protein degraders targeting a broad range of intracellular disease targets, including those representing proteins that currently cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in areas of unmet need, including oncology (including hematology and immuno-oncology), neuroscience, and other therapeutic areas. We and our collaborators have initiated programs across multiple therapeutic areas with the goal of developing and delivering life-changing therapies to patients in need. We are currently progressing multiple product candidates through clinical development programs, including vepdegestrant, targeting the estrogen receptor, or ER, for the treatment of locally advanced or metastatic ER positive / human epidermal growth factor receptor 2, or HER2, negative, or ER+/HER2-, breast cancer; ARV-393, targeting the B-cell lymphoma 6, or BCL6, protein for the treatment of relapsed/refractory non-Hodgkin Lymphoma, or NHL; and ARV-102, targeting the leucine-rich repeat kinase 2, or LRRK2, protein for the treatment of neurodegenerative disorders. We also have programs in preclinical development, including our Kirsten rat sarcoma, or KRAS, G12D program.
Our pipeline, which includes an overview of our ongoing and planned pivotal trials for vepdegestrant, as well as our clinical and preclinical programs, is summarized below.

a. A list of the prioritized vepdegestrant development program pipeline is included on page 7 of this Annual Report on Form 10-K.
b. Pending emerging data and health authority feedback
ER, estrogen receptor; 1L, first-line; 2L, second-line; CDK, cyclin-dependent kinase; BCL6, B-cell lymphoma 6; LRRK2, leucine-rich repeat kinase 2; KRAS, Kirsten rat sarcoma viral oncogene homolog; IND, investigational new drug; AR, androgen receptor

In addition to the programs above and our early-stage collaborations, including with Pfizer, Inc., or Pfizer, and Genentech, Inc. and F. Hoffman-La Roche Ltd., or Genentech, we are conducting exploratory research and development work on multiple other undisclosed targets.
Further, in 2024, we had two programs designed to target the androgen receptor, or AR, luxdegalutamide (ARV-766) and bavdegalutamide (ARV-110). In the second quarter of 2024, we entered into and closed a transaction with Novartis Pharma AG, or Novartis, pursuant to which we granted Novartis an exclusive worldwide license for the development, manufacture and commercialization of luxdegalutamide (ARV-766). As of December 31, 2024, we completed the transition of our ongoing and planned clinical trials of luxdegalutamide (ARV-766) to Novartis. Based on a decision early in the fourth quarter of 2023, to prioritize clinical development of luxdegalutamide (ARV-766), we will not be enrolling new patients in our ongoing trial activities with bavdegalutamide (ARV-110-101 and ARV-110-103) and we expect to wind down our bavdegalutamide programs after completion of these clinical trials.
Introduction to the Company
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
Each of our programs has demonstrated potent and selective protein degradation in our preclinical studies. We believe favorable clinical trial results in our ongoing oncology and neurodegenerative programs could provide further validation of our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins regardless of therapeutic area.
Additional information regarding each of our programs and pipeline is summarized below and later described in additional detail.
Oncology Programs: Vepdegestrant and ARV-393
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

We, along with Pfizer, have several ongoing clinical trials of vepdegestrant, designed to potentially position vepdegestrant as a backbone ER-targeting therapy treating the ER+/HER2- metastatic breast cancer, as outlined below:
a. Pending emerging data and health authority feedback
ER, estrogen receptor; HER, human epidermal growth factor receptor; mBC, metastatic breast cancer; 1L, first-line; 2L second-line
As part of our global collaboration with Pfizer, we expect to announce topline data for the VERITAC-2 Phase 3 monotherapy clinical trial in a topline press release in the first quarter of 2025 and present the full results of the VERITAC-2 clinical trial at a medical conference in 2025. We completed enrollment for this clinical trial in the fourth quarter of 2024.
In the first quarter of 2025, we announced that we, as part of our global collaboration with Pfizer, plan to initiate two new Phase 3 combination trials of vepdegestrant in patients with ER+/HER2- metastatic breast cancer in 2025, pending emerging data and regulatory feedback:
•A first-line Phase 3 combination trial with Pfizer’s CDK4 inhibitor, atirmociclib; and
•A second-line Phase 3 combination trial with a CDK/6 inhibitor.
Additional information regarding our progress with respect to each of the vepdegestrant clinical trials is included below in "Item 1. Business—Our Clinical Stage Programs—Oncology Programs—Estrogen Receptor Program: Vepdegestrant for the Treatment of Patients with Locally Advanced or Metastatic ER+/HER2- Breast Cancer".
Hematology Program: ARV-393
ARV-393 is an investigational, orally bioavailable PROTAC designed to degrade BCL6, a transcriptional repressor and a key regulator of normal B-cell maturation and differentiation processes. Deregulation of BCL6 function (e.g., via chromosomal translocation, mutations) may lead to malignant transformation and development of NHL. Prior to the advent of PROTAC technology, the BCL6 protein was considered "undruggable." We believe that ARV-393 PROTAC-mediated degradation of BCL6 may provide an important novel therapeutic option for patients with NHL.
We are currently enrolling a Phase 1 first-in-human clinical trial of ARV-393 in patients with relapsed/refractory NHL. This is an open-label, multicenter, Phase 1 dose escalation study to evaluate the safety, tolerability and preliminary anti-tumor activity of ARV-393 as a single agent in adult patients with relapsed/refractory NHL. We plan to disclose preliminary data from this ongoing Phase 1 clinical trial in patients with NHL in 2025.

We plan to present preclinical data of ARV-393 in combination with standard of care biologic agents and small molecule inhibitors in high grade and aggressive diffuse large B-cell lymphoma in vivo models at the American Association for Cancer Research, or AACR, Annual Meeting in the second quarter of 2025.

Additional information regarding our preclinical and clinical progress with ARV-393 is included below in "Item 1. Business—Our Clinical Stage Programs—Oncology Programs—Hematology Program: ARV-393".
Neuroscience Program: ARV-102
ARV-102 is our first oral PROTAC protein degrader in development to treat neurodegenerative diseases. In preclinical studies, ARV-102 has been shown to cross the blood-brain barrier and degrade LRRK2, which is a large multidomain scaffolding kinase. In human genetics, increased activity and expression of LRRK2 are genetically involved in the pathogenesis of neurological diseases including progressive supranuclear palsy, or PSP, and Parkinson’s Disease, or PD. We are currently conducting two ongoing clinical trials with ARV-102, a Phase 1 clinical trial in healthy volunteers and a Phase 1 clinical trial in patients with PD.
In the second quarter of 2024, we received health authority approval to initiate the multiple ascending dose, or MAD, portion of the ongoing Phase 1 clinical trial of ARV-102 in healthy volunteers, and we initiated the MAD portion of this clinical trial in the third quarter of 2024. We completed enrollment of this MAD cohort in the first quarter of 2025.
We completed enrollment in the single ascending dose, or SAD, portion of the Phase 1 clinical trial of ARV-102 in healthy volunteers in the third quarter of 2024. We plan to present SAD data from the ongoing Phase 1 clinical trial in healthy volunteers in an oral session at the Alzheimer’s Disease/Parkinson’s Disease (AD/PD) conference in Vienna, Austria in the second quarter of 2025.
In the fourth quarter of 2024, we initiated dosing in the SAD portion of the Phase 1 clinical trial with ARV-102 in patients with PD. We expect to complete enrollment and present initial data from the ongoing SAD portion of the Phase 1 clinical trial in patients with PD, and initiate the MAD cohort of the Phase 1 clinical trial in patients with PD, in 2025.
Additional information regarding our preclinical and clinical progress with ARV-102 is included below in "Item 1. Business—Our Clinical Stage Programs—Neuroscience Program: ARV-102".
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
In the second quarter of 2023, we presented in vivo and in vitro data at the AACR Annual Meeting - Targeting RAS Special Conference that demonstrated that our PROTAC KRAS G12D degraders were potent, selective, and led to tumor stasis in a mouse xenograft model with intermittent dosing and that degradation of KRAS G12D provides an advantage versus inhibition in vitro and in vivo. Our KRAS G12D program is currently in preclinical development and we anticipate filing an IND application for our PROTAC KRAS G12D degrader in 2025.

Other Programs: Luxdegalutamide (ARV-766) and Bavdegalutamide (ARV-110)
Luxdegalutamide (ARV-766) is an investigational orally bioavailable PROTAC protein degrader designed to target AR as a potential treatment for men with metastatic castration resistant prostate cancer, or mCRPC, and metastatic castration-sensitive prostate cancer. Bavdegalutamide is an investigational orally bioavailable PROTAC protein degrader designed to target and degrade the AR for the treatment of men with mCRPC. Early in the fourth quarter of 2023, based on signs of superior tolerability and efficacy of luxdegalutamide (ARV-766) in clinical settings to date as compared to bavdegalutamide (ARV-110), we prioritized the initiation of a Phase 3 clinical trial with luxdegalutamide (ARV-766) in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide. We will not be enrolling new patients into our ongoing trial activities with bavdegalutamide (ARV-110-101 and ARV-110-103) and we expect to wind down our bavdegalutamide program after completion of these clinical trials.
In the second quarter of 2024, we entered into and closed a transaction, or the Novartis Transaction, including both a license agreement, or the Novartis License Agreement, and an asset purchase agreement, or the Novartis Asset Agreement, with Novartis. Pursuant to the Novartis License Agreement, we granted Novartis an exclusive worldwide license for the development, manufacture and commercialization of luxdegalutamide (ARV-766), and, as of December 31, 2024, we completed the transition of our ongoing and planned clinical trials of luxdegalutamide (ARV-766) to Novartis. Pursuant to the Novartis Asset Agreement, we sold Novartis all of our rights, title and interest in our PROTAC protein degrader targeting AR-V7, a splice variant of the AR.
Our Strategy
Our mission is to improve the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development, and commercialization of therapies that degrade disease-causing proteins. We use our PROTAC protein degrader platform to pioneer the development of protein degradation therapies that are designed to harness the body’s own natural protein disposal system to selectively and efficiently remove disease-causing proteins. We believe that our proprietary PROTAC technology is a therapeutic modality with the potential to provide distinct advantages over existing therapies and to address a broad range of targets, including historically undruggable proteins. We are currently developing PROTAC degraders to address targets within oncology, hematology, and neuroscience, and we see applicability in other therapeutic areas as well. The key elements of our strategy are to:
•Focus on near-term patient impact and advance clinical development of our lead PROTAC program, vepdegestrant, which is designed to degrade the ER, that is well-understood to be a biological pathway driving breast cancer. Vepdegestrant is the first PROTAC ER degrader to enter Phase 3 clinical trials and we have characterized its degradation and potent anti-tumor effects alone and in combination with CDK inhibitors across preclinical disease models. In addition, ER degradation is being evaluated in clinical samples from our ongoing clinical trials, including VERITAC AND TACTIVE-N. Vepdegestrant is our one product candidate in Phase 3 clinical development, and we are planning for multiple potential launches with vepdegestrant as both a monotherapy and in combination.
•Progress our therapeutic footprint beyond ER by furthering the programs in our oncology (including hematology) and neuroscience portfolios. We are focused on creating potential therapies for patients with hematological and neurological diseases, including our product candidates, ARV-393 and ARV-102, which are currently in Phase 1 clinical development. We believe that favorable clinical trial results with these initial hematology and neuroscience programs will validate the broader therapeutic potential of our PROTAC technology. In addition, ARV-393 degrades the historically "undruggable" BCL6 with potential to impact and provide oral therapeutic alternatives to patients with NHL, while ARV-102 degrades LRRK2 with potential to impact patients with PSP or PD.
•Utilize our PROTAC Discovery Engine platform to address historically undruggable and difficult-to-drug targets. We are applying our platform to develop treatments for patients with diseases associated with historically undruggable targets. Our platform enables us to build PROTAC targeted protein degraders with the potential to degrade these proteins through the cell’s natural protein degradation process using any available binding site, including low-affinity active binding sites or non-functional binding sites, bringing biological utility to ligands that would otherwise be inactive. We also believe that many “difficult-to-drug” targets, where prior approaches are inadequate, will also provide opportunities to apply our PROTAC technology.
•Develop new therapeutics with distinct advantages over existing modalities, including gene-based medicines. We intend to address targets for which we believe protein degradation and the tunable features of our PROTAC targeted protein degraders are designed to offer advantages compared to existing therapeutic modalities. Our PROTAC protein degraders have been shown preclinically to eliminate, rather than inhibit, disease-causing proteins, disrupt scaffolding functions of target proteins, bind and degrade classically "undruggable" proteins, and can act iteratively. Unlike gene-based medicines, our PROTAC targeted protein degraders have been shown preclinically to confer the advantages of traditional small molecule therapies, such as multiple routes of administration, including oral delivery, a well-established development pathway and relative ease of manufacturing. In addition, we have engineered PROTAC targeted protein degraders that, in preclinical studies, have successfully achieved broad tissue distribution, including across the blood-brain barrier, creating potential opportunities for our PROTAC technology in neurological diseases. We also believe there are many other debilitating and progressive disease indications for which our technology may be advantageous, including autoimmune, anti-infective and inflammatory conditions.
•Selectively collaborate to realize the full potential of our platform. We are using our PROTAC Discovery Engine to build an extensive pipeline of product candidates. Our co-development/co-commercialization collaboration with Pfizer has the potential to accelerate and broaden global development and commercialization of vepdegestrant. The outlicensing of luxdegalutamide (ARV-766) to Novartis was intended to maximize the patient impact and commercial opportunity of that program. In an effort to realize the full potential of our PROTAC technology, our ongoing strategic collaborations with Pfizer and Genentech address targets across multiple therapeutic areas. In addition to these collaborations in human therapeutics, in 2019 we established a joint venture, with Bayer, called Oerth Bio LLC, or Oerth Bio, which was converted to a corporation in 2023, to pursue our PROTAC technology in agricultural applications. We have and plan to continue to selectively pursue collaborations with leading biopharmaceutical companies with specialized capabilities or know-how, including global development and commercial expertise and capabilities for those products for which we retain full development and commercialization rights. We believe this selective approach to collaboration will further broaden the therapeutic reach of our PROTAC technology, as well as complement and expand our internal development expertise.
•Continue to expand the capabilities of our PROTAC Discovery Engine and the breadth of our intellectual property portfolio. We are investing in our research and development activities to expand the capabilities of our PROTAC Discovery Engine and the breadth of our intellectual property portfolio. This includes: research into ligands for novel E3 ligases, key proteins in the ubiquitin proteasome system, that may have tissue-specific, differentiating pharmacokinetic opportunities or disease-specific features; the discovery of novel binding ligands for targets; the discovery of orally bioavailable and blood brain barrier penetrant PROTAC protein degraders; and improvement of our PROTAC targeted protein degrader design and optimization processes. We have exclusive worldwide rights to our platform technology. Detailed information regarding our intellectual property portfolio is described below in "Item 1. Business—Intellectual Property".
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
In healthy cells, the transcription and translation processes contribute to producing properly folded proteins in the right amounts and at the correct times to ensure normal cell health and function. This balance can be disrupted by a variety of events and factors, such as cellular stress, genetic mutations and transcriptional or translational errors, which can then lead to cellular overexpression, abnormal production rates, misfolding or mutations of proteins. When proteins are overexpressed or mutated, homeostatic pathway biology can be disrupted and a wide variety of diseases can result. For example, overexpression of estrogen receptor is known to be associated with breast cancer. In neurodegenerative diseases, abnormal deposition of misfolded or aggregated proteins in the brain, including the intraneuronal aggregation of the microtubule-associated protein tau, are associated with Alzheimer’s disease, PD, PSP and other neurological disorders. Recent genomic advances continue to implicate the role of specific proteins in many disease states.
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
Chimeric small molecules, such as our PROTAC protein degraders, use a different protein degradation approach. Instead of causing improper folding or inhibiting molecules that facilitate proper folding of the target protein, chimeric small molecules directly recruit an E3 ligase to tag specifically targeted proteins with ubiquitin, signaling the proteasome to degrade the targeted protein. Our PROTAC targeted protein degraders take this approach to protein degradation.
PROTAC Targeted Protein Degraders — Our Approach to Protein Degradation
We have engineered our PROTAC targeted protein degraders to utilize the cell’s naturally occurring protein disposal system, directing the proteasome to recognize and degrade specific proteins associated with disease. Our PROTAC targeted protein degraders are chimeric small molecules with two operative ends—one, a ligand that binds to the protein targeted for degradation, and the other, a ligand that binds to an E3 ligase. These two ligands are connected by a chemical chain linker. Our PROTAC targeted protein degraders bring the targeted protein and the E3 ligase together into a three-component grouping known as a ternary complex to facilitate the transfer of ubiquitin to the target protein. Once four ubiquitins are attached in a chain to the target protein, the proteasome recognizes and degrades the protein. The entire cycle from the formation of the trimer complex, which can occur in a period of nanoseconds, to degradation of the target protein by the proteasome happens over a period of minutes. After our PROTAC targeted protein degrader facilitates the tagging of a target protein molecule with ubiquitin through formation of the ternary complex, it can move on to another target protein molecule to conduct the degradation process again, potentially completing this cycle hundreds of times before eventually being metabolized or eliminated from the cell. We refer to this recycling as our PROTAC targeted protein degraders’ iterative mechanism of action.
The figure below depicts our PROTAC-induced cycle from E3 ligase binding and target protein recruitment, to ternary formation and ubiquitin transfer, to degradation of the target protein by the proteasome, to the release of ubiquitin and PROTAC targeted protein degrader for further degradation cycles.
Our Discovery Platform — PROTAC Discovery Engine
We have designed and optimized our PROTAC Discovery Engine for the discovery of PROTAC targeted protein degrader therapeutics to address diseases caused by abnormal proteins or aberrant protein expression. The PROTAC Discovery Engine includes advanced screening capabilities, including in-house high-throughput DNA-encoded library screening, computational and machine learning abilities that are tailored to the needs of incorporation into PROTAC protein degraders and to optimize their drug-like properties. Following selection and identification, we use tools including predictive computational modeling and privileged linkers that allow the potential for increased potency and selectivity. Finally, we have utilized our own proprietary Arvinas Rules and machine learning tools to create and accelerate the design of PROTAC degraders that, for example, are capable of being delivered through multiple routes of administration, including oral delivery, as well as PROTAC targeted protein degraders that are able to penetrate the blood brain barrier.
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

Ligase Selection and Ligand Identification
•E3 KnowledgeBase - The human body has more than 600 E3 ligases, and we select ligands for E3 ligases from our proprietary library for incorporation into our PROTAC targeted protein degraders. We continue to research additional E3 ligases that are expressed in specific tissues or diseases, and identify or discover associated binding ligands, to create novel PROTAC protein degraders that recruit E3 ligases with targeted expression patterns, such as tumor or central nervous system-localized E3 ligases, that may be beneficial for the development of targeted oncologic and neurologic therapies. To enable targeted protein degradation via alternative E3 ligases, we have discovered and characterized novel small molecule ligands targeting the E3 ligase KLHDC2. We have functionalized these novel KLHDC2-targeting small molecules into robust and potent PROTAC KLHDC2-degraders and demonstrate KLHDC2-dependent degradation of target proteins across cell lines. Furthermore, we have leveraged biochemical studies to understand mechanistic assembly of the KLHDC2 holo-E3 complex together with its cognate adapter proteins in addition to structural studies to show the dynamic tetramer formation of KLHDC2 E3 assemblies induced by small molecule engagement. In doing so, we have expanded the arsenal of E3 ligases that can be targeted by small molecules and may be hijacked for targeted protein degradation. We believe our success with the diverse set of E3 ligases that we are currently employing and the binders of other E3 ligases that we are researching provide us with a competitive advantage as we develop a range of products with different technical characteristics.
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
Rapid PROTAC Design
•Deep understanding of the "Zone of Ubiquitination" - Bringing the targeted protein and the E3 ligase together into a ternary complex is necessary but not sufficient for degradation. We use structural and biochemical information to predict precisely which lysine residues on the target protein can be “tagged” with ubiquitin, and we design PROTAC degraders to exploit this knowledge.
•ANGLE: Arvinas Next Generation Linker Evolution - We connect the selected protein-targeting ligands and E3 ligase ligands with our privileged chemical linkers. Linker selection is critical for rapid identification of protein degraders and can introduce function and selectivity to a nonfunctional or nonselective binding ligand upon incorporation into a PROTAC targeted protein degrader molecule. Linker composition can also be used to modulate properties of our PROTAC targeted protein degraders, such as membrane permeability, aqueous solubility, metabolic stability and biodistribution. We select from a proprietary library of conformationally privileged linkers to enable the efficient formation of the ternary complex essential to ubiquitin transfer and protein degradation.
•Predictive Computational Modeling - We use ternary structure-based and dynamic computational modeling, many times aided by structural biology-generated insights, and design algorithms to rapidly identify potent degraders.
•Proteomics Capabilities - A PROTAC degrader is often more selective than the targeting warhead. We have proteomics capabilities that enable us to understand that specificity in precise detail and iterate quickly to optimize the selectivity of our PROTAC degraders for the protein target. These proteomic capabilities also enable novel ligand characterization and ultra-sensitive protein biomarker detection to enable translation and quantitative protein degradation in the clinic.

Turning Degraders into Drugs
•Arvinas Rules - Optimization of traditional small molecule agents tends to focus on guidelines that increase the chances of such molecules having sufficient permeability and solubility to make them orally bioavailable. Chimeric small molecules, including our PROTAC targeted protein degraders, are larger than traditional small molecule therapeutics, such that the conventional optimization parameters prevalent in traditional drug discovery do not readily apply. As such we have developed and apply our own proprietary Arvinas Rules and machine learning algorithms to accelerate design of our PROTAC targeted protein degraders. Through our Arvinas Rules, we have made PROTAC targeted protein degraders that are orally bioavailable and that cross the blood brain barrier.
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
Key Features of Our PROTAC Targeted Protein Degraders
In the design, optimization and development of our PROTAC targeted protein degraders, we focus on the following key features that we believe are critical to successfully engineering PROTAC targeted protein degrader therapeutics with potentially robust application across multiple indications and therapeutic areas: potency, selectivity, deliverability, differential biology and versatility. We have harnessed these features to successfully target and degrade a wide range of protein classes, including nuclear proteins, transcription factors, epigenetic modulators, membrane proteins, cytosolic proteins and high molecular weight neuropathologic protein oligomers.
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
The iterative mechanism of our PROTAC targeted protein degraders potentially leads to more complete and lasting inactivation of downstream signaling in cells. In oncology, this translates into improved inhibition of tumor cell growth and reduces the likelihood of cell compensation through activation of alternative proteins, a common risk associated with small molecule inhibitors. In neurological diseases, our PROTACs have been shown preclinically to deliver low concentrations of drug to deep brain regions and remove disease proteins that impact disease pathobiology in ways that inhibitors, antibodies, genetic approaches, and inhibitors cannot. This mechanism enables PROTAC targeted protein degraders to operate in a broad therapeutic space between desired degradation-induced pharmacology and unwanted inhibition-induced effects.
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

Weak Binders Become Potent Degraders
Using our platform and know-how, we are able to engineer potent PROTAC targeted protein degraders that do not require a high degree of binding strength to their targets. This contrasts with small molecule inhibitors, which require strong binding to a target protein and function by continually occupying the protein’s active site. The potency of our PROTAC targeted protein degraders is determined by a number of kinetic factors: formation of the ternary complex, rapid ubiquitination, trafficking of the ubiquitinated target to the proteasome and release of the PROTAC targeted protein degrader to enter another iterative cycle of degradation. As a result, a PROTAC targeted protein degrader with a low level of target protein occupancy can maintain a deep and prolonged suppression of protein levels, leading to the desired pharmacological effect. This provides opportunities to use our PROTAC technology to repurpose small molecules that only weakly bind to their target to create potent degraders as PROTAC targeted protein degraders.
Selectivity
When a ligand is incorporated into a PROTAC targeted protein degrader, the ternary complex initiated by the PROTAC targeted protein degrader often causes the ligand’s selectivity to increase, meaning that the degradation profile of a PROTAC targeted protein degrader can be even more selective than the binding profile of the ligand alone. By minimizing the binding of a ligand to off-target proteins and maximizing selectivity for a target protein, our PROTAC targeted protein degraders may reduce the potential for incidental degradation of normal, healthy proteins and unwanted drug effects and toxicity.
We published experiments in which a ligand binding to 133 kinases degraded fewer than ten proteins when incorporated into a PROTAC targeted protein degrader with limited additional modification. With further modification, and based on our experience, we believe it is possible to engineer promiscuous binders into more selective protein degraders, and when starting with less promiscuous, yet still unselective, binders, identify very selective PROTAC target protein degraders.
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
An additional example of the selectivity achievable with a PROTAC degrader is seen in the figure below, showing that a KRAS G12D PROTAC only degrades the mutant G12D protein and not any other mutant forms of KRAS nor any of the wild type RAS isoforms. This selective reduction in the KRAS G12D protein is depicted by the loss of the red band in the row labeled AsPC-1, the name of a pancreatic cancer cell line that harbors the KRAS G12D mutation. The red band showing the KRAS G12D protein is lightest in the column with 30 nM

PROTAC and returns at 3000 nM PROTAC due to a common phenomenon observed with heterobifunctional molecules called the hook effect.
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
Deliverability
We have developed PROTAC targeted protein degraders that are capable of being delivered orally, intravenously, subcutaneously and intrathecally, among other routes of administration, as well as PROTAC targeted protein degraders that are able to penetrate the blood brain barrier after oral administration. The multiple routes of delivery for our PROTAC targeted protein degraders potentially provide many attractive clinical dosing options. For example, oral delivery can offer a differentiating, competitive and commercial advantage over other therapeutic approaches such as gene-based medicines which require parenteral administration. Further, oral administration avoids risks of adverse events associated with intravenous or intramuscular administration, such as the potential for infection and blood clots at the infusion site.
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

We have demonstrated that non-functional binding sites, analogous to those that may be present on proteins considered undruggable, can be used to target proteins for degradation by PROTAC targeted protein degraders. The figure below depicts a structural model of the Abl tyrosine kinase. This protein kinase possesses an enzymatic active site that is inhibited by the marketed small molecule, imatinib. The Abl kinase also has a second, non-functional active site, called an allosteric site, in its structure that can bind a different small molecule, named GNF-2, which despite binding allosterically (with a relatively weak KD of 500 nM), inhibits only the wild type protein (C-Abl), but not BCR-Abl-a mutated form of Abl implicated in chronic myelogenous leukemia.

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
Our Clinical Stage Programs
Oncology Programs
Estrogen Receptor Program: Vepdegestrant for the Treatment of Patients with Locally Advanced or Metastatic ER+/HER2- Breast Cancer
We are developing vepdegestrant, an investigational orally bioavailable PROTAC ER degrader designed to specifically target and degrade the ER for the treatment of patients with ER+/HER2- breast cancer. Vepdegestrant is being developed as a potential monotherapy and as part of a combination therapy across multiple treatment settings for ER+/HER2- metastatic breast cancer, as an alternative to, and potentially more potent degrader than, the intramuscular injection fulvestrant and other selective ER degraders, or SERDs, currently approved or in development for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer. We chose ER degradation as a therapeutic focus given the well-documented biology of ER signaling as a principal driver in a high percentage of breast cancers. In July 2021, we announced a global collaboration with Pfizer for the co-development and co-commercialization of vepdegestrant.
Vepdegestrant has demonstrated activity in ER+ breast cancer preclinical models and is being evaluated across clinical trials, including clinical trials in breast cancer patients and clinical pharmacology trials in healthy volunteers. In addition to monotherapy clinical trials, vepdegestrant is being evaluated in multiple clinical trials in combination other agents including Pfizer's novel investigational CDK4 inhibitor atirmociclib, CDK4/6 inhibitors such as abemaciclib, ribociclib, palbociclib, the CDK7 inhibitor samuraciclib, everolimus, and other targeted therapies. Vepdegestrant is the first PROTAC ER degrader to enter Phase 3 pivotal trials. We believe vepdegestrant has the potential to become a first-in-class ER-degrading PROTAC in advanced breast cancer and an oral, best-in-class targeted therapy, and the potential to improve clinical outcomes over current standards of care for patients with locally advanced or metastatic ER+/HER2- breast cancer as well as in earlier treatment settings.
Breast Cancer - Patient Population and Market Opportunity
Breast cancer is the most common cancer diagnosed among women in the United States, other than skin cancers, and the second leading cause of cancer death in women. Approximately one in eight women in the United States will develop invasive breast cancer in their lifetime. The American Cancer Society estimates that in 2025 there will be approximately 316,950 new cases of invasive breast cancer diagnosed in women in the United States. Approximately 70% of all breast cancer cases, including males, are ER+.
Treatment options for breast cancer depend on many different factors, including the stage of the cancer and whether the cancer cells contain hormone receptors. Patients with locally advanced or metastatic breast cancer are treated with systemic therapy, including hormone therapy, chemotherapy and targeted therapy, either as single-agents or in combination. Patients with locally advanced or metastatic ER+/HER2- breast cancer are often treated with hormone therapy, such as an aromatase inhibitor, typically in combination with targeted drugs such as CDK4/6 inhibitors. In patients with aggressive disease or whose disease continues to progress with a hormonal treatment regimen, chemotherapy may be prescribed. Treatment with chemotherapy is generally postponed for as long as possible due to the potential for severe side effects including neuropathies, nausea, diarrhea, decreased mental capacity and increased risk of infections.

A current standard of care for patients with ER+/HER2- locally advanced or metastatic breast cancer who experience progression on first-line therapy is fulvestrant, a SERD, administered as a monthly intramuscular injection, either as a single-agent or in combination with another targeted therapy. While fulvestrant has validated the importance of ER degradation as a therapeutic intervention, up to 50% of ER can remain when compared to baseline levels after six months of treatment with fulvestrant, providing an opportunity for more potent ER degraders. In January 2023, the FDA approved the SERD elacestrant for postmenopausal women or adult men with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer with disease progression following at least one line of endocrine therapy.
Preclinical Development
We have conducted a comprehensive preclinical program to study vepdegestrant as a potential treatment for patients with locally advanced or metastatic ER+ / HER2- breast cancer. In our preclinical studies, vepdegestrant demonstrated superior ER degradation compared to fulvestrant. Vepdegestrant has also demonstrated superior tumor regression when combined with a CDK4/6 inhibitor compared to fulvestrant and the same combination partner.
In in vitro models, vepdegestrant has induced ER degradation in multiple cell lines typically used in breast cancer research. In in vivo experiments vepdegestrant has achieved superior tumor growth inhibition and degradation compared to fulvestrant. We have tested vepdegestrant for tumor growth inhibitory activity using an industry-standard MCF-7 xenograft mouse model. MCF-7 is a well-characterized estradiol-dependent ER+ / HER2- cell line that forms tumors when implanted in the mammary fat pad of female mice. Vepdegestrant resulted in very high tumor growth inhibition when dosed daily orally at 10 mpk and more than 80% tumor shrinkage when dosed daily orally at 30 mpk for 28 days. At both doses, vepdegestrant demonstrated superior activity compared to a clinically relevant dose of fulvestrant, which is 200 mpk twice per week for two weeks and then once per week for two weeks. After 28 days of dosing in this efficacy study, the MCF-7 tumors were removed from the mice and processed for western blots to observe the level of ER degradation induced by oral dosing of vepdegestrant. Vepdegestrant reduced ER by 85%, on average, at 10 mpk as compared to the control tumors and by 89%, on average, at 30 mpk as compared to the control tumors.
We have also conducted preclinical studies to test vepdegestrant in a tumor line derived directly from a patient, referred to as a patient derived xenograft, or PDX, model. This model is derived from a tumor with an ESR1 mutation (Y537S), which is a mutation in the ER that occurs in patients who have been treated with standard-of-care agents such as tamoxifen or an aromatase inhibitor, such as letrozole, and has been cited as a mechanism of resistance to those drugs. These studies included a comparison with fulvestrant. In this 28-day dosing study, oral vepdegestrant inhibited tumor growth by 99% at the 10 mpk dosing level and by 106% at the 30 mpk dosing level which was observed to be superior at both dosing levels to a clinically relevant dose of 200 mpk of fulvestrant. Further, vepdegestrant was shown to reduce ER by 79% and 88% at the 10 mpk and 30 mpk dosing levels, respectively, compared with 63% at the 200 mpk of fulvestrant dosing level.
We have also conducted preclinical studies of vepdegestrant in combination with abemaciclib, a CDK4/6 inhibitor that is standard of care when used together with endocrine therapy. In these studies, we have achieved significant tumor shrinkage with vepdegestrant in ER+/HER2- MCF-7 xenograft models. As shown in the figure below, in a 28-day dosing study in MCF-7 xenografts, vepdegestrant at 30 mpk daily in combination with abemaciclib was superior in shrinking tumors, as compared to either abemaciclib as a single agent at 50 mpk daily, or the standard-of-care combination of abemaciclib at 50 mpk daily plus fulvestrant at 200 mpk twice per week for two weeks and then once per week for two weeks.

We conducted similar studies for vepdegestrant in combination with palbociclib or ribociclib in the MCF-7 xenograft model, which demonstrated similar results for improved tumor growth inhibition for vepdegestrant in combination with palbociclib or vepdegestrant in combination with ribociclib relative to single agents or relative to fulvestrant in combination palbociclib or fulvestrant in combination with ribociclib, respectively, as shown in the figures below.

We believe that vepdegestrant also has the potential to show compelling activity in combination with other targeted agents currently used or in clinical trials for locally advanced or metastatic breast cancer including PI3K and mammalian target of rapamycin inhibitors and have tested and plan to continue to test these combinations in preclinical models.
In the second quarter of 2023, we presented vepdegestrant preclinical data at the American Association for Cancer Research annual meeting that demonstrated the potential utility of vepdegestrant as an endocrine therapy backbone for combination with other targeted agents in early and late-stage ER+/HER2- breast cancer and the potential mechanisms of acquired resistance to vepdegestrant that may be associated with alterations within Receptor Tyrosine Kinase/MAPK signaling pathways rather than ER signaling or E3 ligase machinery.
In the fourth quarter of 2024, we presented vepdegestrant preclinical data at the San Antonio Breast Cancer Symposium, or SABCS, including vepdegestrant plus CDK4/6 inhibitor combinations in palbociclib-resistant patient derived xenograft, or PDX, models. In one PDX model harboring an ESR1 mutation (Y537S), vepdegestrant demonstrated anti-tumor activity as a single agent as well as enhanced activity in combination with abemaciclib, ribociclib or palbociclib compared to single agents, respectively. In a second PDX model harboring wild-type ESR1, vepdegestrant also demonstrated anti-tumor activity as a single agent as well as enhanced activity in combination with palbociclib. In this second model, both single agent vepdegestrant as well as vepdegestrant plus palbociclib treatment arms demonstrated superior anti-tumor activity relative to fulvestrant treatment alone or fulvestrant treatment plus palbociclib.

Our Clinical Trials
Overview
We, along with Pfizer, have several ongoing clinical trials of vepdegestrant, designed to potentially position vepdegestrant as a backbone ER-targeting therapy in breast cancer, including:
•VERITAC-2, a Phase 3 second/third-line clinical trial evaluating vepdegestrant as a monotherapy, in advanced/metastatic breast cancer patients, for which we completed enrollment of patients in the fourth quarter of 2024;
•VERITAC, a Phase 2 dose expansion trial to evaluate two doses (200 mg and 500 mg) of vepdegestrant monotherapy in metastatic breast cancer patients, for which enrollment of patients is complete;
•TACTIVE-K, a Phase 1b/2 clinical trial of vepdegestrant in combination with Pfizer's CDK4 inhibitor, atirmociclib (PF-07220060), for which we are currently enrolling patients globally;
•TACTIVE-N, a Phase 2 clinical trial of vepdegestrant as a monotherapy in the neoadjuvant breast cancer setting, for which we completed enrollment of patients in the first quarter of 2024;
•TACTIVE-U, Phase 1b/2 clinical trials of vepdegestrant in combination with multiple targeted therapies including abemaciclib, ribociclib or Carrick Therapeutics, Inc.'s, or Carrick, cyclin-dependent kinase 7, or CDK7 inhibitor, samuraciclib, for which we have completed enrollment for the abemaciclib trial and are currently enrolling patients globally for the ribociclib and samuraciclib trials; and
•TACTIVE-E, a Phase 1b clinical trial evaluating vepdegestrant in combination with everolimus in metastatic breast cancer patients, for which enrollment of patients is complete.
In the first quarter of 2025, we announced that we, as part of our global collaboration with Pfizer, plan to initiate two new Phase 3 combination trials of vepdegestrant in patients with ER+/HER2- metastatic breast cancer in 2025, pending emerging data and regulatory feedback:
•A first-line Phase 3 combination trial with Pfizer’s CDK4 inhibitor, atirmociclib; and
•A second-line Phase 3 combination trial with a CDK/6 inhibitor.
With the prioritization of the vepdegestrant plus atirmociclib combination for the first-line setting, VERITAC-3, a Phase 3 clinical trial evaluating vepdegestrant plus IBRANCE® (palbociclib) in the first-line setting, will not proceed beyond the study lead-in. We and Pfizer had previously gained alignment with the FDA on an approach for VERITAC-3 in the first quarter of 2023, and in the second quarter of 2023, we, along with Pfizer, initiated the study-lead in of the VERITAC-3 Phase 3 clinical trial in combination with palbociclib as a first-line treatment in patients with ER+/HER2- locally advanced or metastatic breast cancer. We completed enrollment of patients in the study lead-in of VERITAC-3 in the second quarter of 2024. The decision to prioritize vepdegestrant in combination with atirmociclib in the first-line setting was based on the totality of evidence from the ongoing Phase 1b/2 TACTIVE-K combination clinical trial evaluating vepdegestrant in combination with atirmociclib in the late-line setting and our trials evaluating vepdegestrant in combination with palbociclib.
VERITAC-2
In the fourth quarter of 2022, we and Pfizer initiated the VERITAC-2 Phase 3 clinical trial with vepdegestrant as a second-line or third line treatment in patients with ER+/HER2- advanced/metastatic breast cancer. VERITAC-2 has two primary endpoints: progression-free survival, or PFS, in the intention-to-treat, or ITT, population, and PFS in the ESR1 mutation sub-population. PFS will be assessed by blinded independent central review. Secondary outcome measures include overall survival; antitumor activity including objective response, duration of response, and clinical benefit rate; and safety and quality of life assessments.
In the third quarter of 2023, we were awarded Innovation Passport Designation for vepdegestrant by the U.K. Innovative Licensing and Access Pathway Steering Group. In the first quarter of 2024, the FDA granted Fast Track designation for the investigation of vepdegestrant as a monotherapy in the treatment of adults with ER+/HER- locally advanced or metastatic breast cancer previously treated with endocrine based therapy.
We completed enrollment for this clinical trial in the fourth quarter of 2024. We, along with Pfizer, expect to announce topline data from the VERITAC-2 clinical trial in a topline press release in the first quarter of 2025 and present the full results of the VERITAC-2 clinical trial at a medical conference in 2025.
ARV-471-mBC-101, including Part B (VERITAC)
Part A: In 2019, we initiated dosing in a Phase 1 clinical trial for vepdegestrant. The trial is an open-label dose-escalation study in which we treated patients with locally advanced or metastatic ER+/HER2- breast cancer who had progressed on at least two prior endocrine therapy regimens and a CDK4/6 inhibitor. Eligible patients may have also received up to three prior regimens of cytotoxic chemotherapy. Part A was the dose escalation portion of our Phase 1/2 clinical trial of vepdegestrant and was designed to assess the dose-limiting toxicities, safety, tolerability and pharmacokinetics, or PK, of vepdegestrant monotherapy in patients with locally advanced or metastatic ER+/HER2- breast cancer, as well as measures of anti-tumor activity as secondary endpoints. Enrollment in this cohort is complete. Initial data from Part A of this clinical trial were presented at SABCS 2021 and updated results were presented at the European Society for Medical Oncology, or ESMO, in the fourth quarter of 2023.
Part B (VERITAC): In 2021, we initiated VERITAC, the Phase 2 cohort expansion portion of the vepdegestrant clinical trial. The enrollment of patients is complete. We announced initial results from VERITAC in the fourth quarter of 2022 at 2022 SABCS. In VERITAC, patients were treated with either 200 mg or 500 mg vepdegestrant with a primary endpoint of clinical benefit rate, or CBR. Secondary endpoints included overall response rate, or ORR, duration of response, or DOR, progression free survival, or PFS, and overall survival, as well as safety and pharmacokinetics. As of the data cut-off date of June 6, 2022, 71 patients with locally advanced or metastatic ER+/HER2- breast cancer in the VERITAC expansion cohort were treated once-daily with oral doses of vepdegestrant at 200 mg (n=35) or 500 mg (n=36). All patients were previously treated with CDK 4/6 inhibitors; 79% of patients were previously treated with fulvestrant; 73% of patients were previously treated with chemotherapy; and 45% received chemotherapy in the metastatic setting. Patients in VERITAC had a median of four lines of prior therapies.
At the time of data cutoff (June 6, 2022), vepdegestrant administered at 200 mg (n=35) and 500 mg (n=36) demonstrated:
•Antitumor activity in 100% CDK4/6 inhibitor-pretreated patients, as measured by a CBR of 38% (total n=71) in all patients and 51.2% in patients with mutant ESR1 tumors (n=41).
•Preliminary median progression-free survival, or mPFS, of 3.7 months, a key secondary endpoint, in all evaluable patients and 5.7 months in patients with mutant ESR1 tumors (n=41).
•A favorable tolerability profile, with the majority of treatment-related adverse events, or TRAEs, reported as Grade 1 or 2.
In the fourth quarter of 2022, we also announced that in post-hoc analysis from the Phase 2 cohort expansion portion of the VERITAC Phase 1/2 study, a patient subgroup (n=8) with no prior treatment with fulvestrant or chemotherapy in the metastatic setting, which approximated the expected VERITAC-2 Phase 3 trial population, achieved a CBR (rate of confirmed complete response, confirmed partial response, or stable disease ≥ 24 weeks) of 62.5%. All patients were previously treated with CDK 4/6 inhibitors and while the subgroup in the post-hoc analysis was not actively selected by ESR1 status, all 8 patients harbored ESR1 mutations by circulating tumor DNA analysis. mPFS for patients in the post-hoc analysis had not been reached as of the fourth quarter data analysis. Three of the 8 patients discontinued as of November 2022; the 5 continuing on therapy had treatment durations of 8-14 months.
In the fourth quarter of 2023, we and Pfizer presented a VERITAC Phase 2 dose expansion update at 2023 SABCS. The Phase 2 monotherapy dose expansion of the ARV-471-mBC-101 study analyzed the safety, efficacy, and tolerability of vepdegestrant among 35 heavily pre-treated patients with locally advanced or metastatic ER+/HER2- breast cancer. The update included 12 months of additional follow-up data, and the tolerability and efficacy profile remained largely consistent with previous data disclosures. In addition, in post-hoc analysis, of the eight patients in the VERITAC Phase 2 trial who would meet eligibility criteria for Phase 3 VERITAC-2 trial (no prior fulvestrant, no prior chemotherapy for locally advanced or metastatic disease), CBR was 62.5% or 5 of 8 patients, PFS was 19 months or four of eight events and the ORR was 29% or two confirmed responses in seven evaluable patients.
Part C: In 2021 we initiated a Phase 1b cohort to evaluate vepdegestrant in combination with palbociclib.
In the second quarter of 2023, we evaluated and announced preliminary results from the Part C dose escalation portion of the Phase 1b/2 clinical trial. Preliminary results from the Part C dose escalation trial, announced in the first quarter of 2023, (November 2022 data cut-off from the Phase 1b combination of vepdegestrant with palbociclib at 125 mg) demonstrated an observed CBR (rate of confirmed complete response, confirmed partial response, or stable disease ≥24 weeks) of 60.7% (95% CI, 40.6 – 78.5) across all dose cohorts (17 of 28 CBR-evaluable patients; patients are CBR-evaluable if they received their first dose >24 weeks prior to the cut-off). In particular, as announced in the second quarter of 2023, 85.7% of the 28 CBR-evaluable patients had received CDK4/6 inhibitor therapy prior to study entry. These data showed an increase in palbociclib exposure relative to historical palbociclib pharmacokinetic data. A similar overall safety profile was observed compared with that reported in our previous palbociclib and endocrine therapy combination studies, except for a higher incidence of grade 3/4 neutropenia, which was managed by monitoring and dose modification per the palbociclib label. Patients were started on palbociclib 125 mg irrespective of dose reduction during prior CDK4/6 inhibitor therapy.
In the fourth quarter of 2023, at the 2023 SABCS, we, along with Pfizer, presented preliminary data from the Phase 1b cohort of the first-in-human ARV-471-mBC-101 trial evaluating vepdegestrant in combination with palbociclib. Data from this clinical trial (data cut-off of June 6, 2023) assessed the safety, tolerability and anti-tumor activity of the combination among 46 patients with heavily pre-treated locally advanced or metastatic ER+/HER2- breast cancer. A similar overall safety profile was observed compared with that reported in previous palbociclib and endocrine therapy combination studies, except for a higher incidence of grade 3/4 neutropenia, which was managed by monitoring and dose modification per the palbociclib label. Patients were started on palbociclib 125 mg irrespective of dose reduction during prior CDK4/6 inhibitor therapy.
In the second quarter of 2024, we, along with Pfizer, presented updated clinical data from this clinical trial at the 2024 ESMO Breast Cancer Annual Congress. After six months of additional follow-up (data cutoff of December 18, 2023), these data were consistent with data presented at the 2023 SABCS in the fourth quarter of 2023, and showed that vepdegestrant in combination with palbociclib continued to demonstrate encouraging clinical activity in heavily pre-treated patients with a median of four lines of prior therapy with locally advanced or metastatic ER+/HER2- breast cancer.
Specifically, after six months of additional follow-up, updated data from the trial continued to demonstrate an encouraging CBR (63% across all dose levels (n=46)), ORR (42% in evaluable patients with measurable disease at baseline (n=31)) and median PFS (11.2 months (95% CI; 8.2 - 16.5) based on 27 (59%) events across all dose levels), and consistent safety profile of vepdegestrant in combination with palbociclib as previously reported at SABCS in December 2023. In addition, at the recommended Phase 3 dose, or RP3D, of 200 mg vepdegestrant in combination with 125 mg palbociclib, patients (n=21) achieved a median PFS of 13.9 months (95% CI: 8.1-NR). Further, across all vepdegestrant dose groups, circulating tumor DNA analyses showed marked reduction in tumor fraction after one treatment cycle, regardless of ESR1 gene mutation status, and at the 200 mg vepdegestrant dose, robust on-treatment decreases in mutant ESR1 circulating tumor DNA were sustained through multiple treatment cycles.
At the time of cut-off, patients in the study received a median of four prior therapies (median of three in the metastatic setting); 87% were previously treated with a CDK 4 and 6, or CDK4/6, inhibitor; 80% were previously treated with fulvestrant; and 78% were previously treated with chemotherapy, including 48% in the metastatic setting. Patients were treated once daily with oral doses of vepdegestrant at 180 mg (n=2), the RP3D of 200 mg (n=21), 400 mg (n=3) or 500 mg (n=20), plus 125 mg of palbociclib given orally once daily for 21 days, followed by seven days off treatment in 28-day cycles. Detailed data presented at the 2024 ESMO Breast Cancer Annual Congress included:

Clinical Benefit Rate:
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
Objective Response Rate and Duration of Response:
•The ORR in evaluable patients with measurable disease at baseline (n=31) was 42% (95% CI: 24.5 - 60.9) with a median DOR in 13 responders of 14.6 months (95% CI: 9.5 – not reached). At the RP3D of 200 mg (n=15), the ORR was 53% (95% CI: 25.6 – 78.7).
•ORR in patients with mutant ESR1 (n=17): 47% (95% CI: 23.0 - 72.2).
▪ORR at the RP3D of 200 mg (n=10): 60% (95% CI: 26.2 - 87.8).
•ORR in patients with wild-type ESR1 (n=12): 42% (95% CI: 15.2 - 72.3).
▪ORR at the RP3D of 200 mg (n=5): 40% (95% CI: 5.3 - 85.3).
Progression-free Survival:
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
Circulating Tumor DNA:
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

TACTIVE-K
In the third quarter of 2023, we received a Study May Proceed letter from the FDA for the planned Phase 1b/2 clinical trial evaluating vepdegestrant in combination with Pfizer's CDK4 inhibitor, atirmociclib, and we initiated this trial in the fourth quarter of 2023. In the first quarter of 2024, we initiated dosing for TACTIVE-K. We expect to continue to enroll patients to the TACTIVE-K Phase 2 clinical trial in 2025 and evaluate preliminary data from this clinical trial. We expect to submit initial Phase 1b data for presentation at medical conference.
TACTIVE-N
In the fourth quarter of 2022, we initiated sites for TACTIVE-N, a Phase 2 clinical trial with vepdegestrant as a monotherapy in patients with early breast cancer in the neoadjuvant setting. We completed enrollment of patients in this clinical trial in the first quarter of 2024.
TACTIVE-U
The TACTIVE-U umbrella clinical trial is divided into separate sub-studies focused on learning about the safety and efficacy of the investigational medicine vepdegestrant when given together with other medicines for potential treatment of advanced or metastatic breast cancer that has worsened after prior treatment. Sub-Study A is a clinical trial evaluating vepdegestrant in combination with abemaciclib, a CDK4/6 inhibitor; Sub-Study B is a clinical trial evaluating vepdegestrant in combination with ribociclib, a CDK4/6 inhibitor; and Stub-study C is a clinical trial evaluating vepdegestrant in combination with samuraciclib, a CDK7 inhibitor.
We and Pfizer initiated the clinical trial of vepdegestrant in combination with abemaciclib in the fourth quarter of 2022 and the clinical trial of vepdegestrant in combination with ribociclib in the first quarter of 2023. We entered into a collaboration agreement with Pfizer and Carrick to evaluate samuraciclib in combination with vepdegestrant in the second quarter of 2023, and initiated the Phase 1b combination clinical trial with Carrick's CDK7 inhibitor in the first quarter of 2024. Enrollment for the abemaciclib study is complete. The TACTIVE-U studies with ribociclib and samuraciclib remain open for enrollment.
In the fourth quarter of 2024, we and Pfizer announced initial safety and pharmacokinetic data (data cut-off: August 30, 2024) from the TACTIVE-U sub-study of abemaciclib at the 2024 SABCS. Preliminary results from 16 patients in the Phase 1b sub-study demonstrated a tolerable safety profile for the combination of abemaciclib 150 mg twice daily with the recommended 200mg once daily Phase 3 monotherapy dose of vepdegestrant. Pharmacokinetic data demonstrated no significant drug-drug interaction between vepdegestrant and abemaciclib and no clinically meaningful effect on abemaciclib exposure was observed. Below are the key findings included in the poster:
•100% of patients had prior treatment with a CDK4/6 inhibitor.
•Tolerability is generally consistent with the profile of abemaciclib and with results previously observed in other clinical trials of vepdegestrant. The most common any grade treatment-related adverse events, or TRAE, were diarrhea, nausea and fatigue. There were no dose-limiting toxicities and no grade 4 or 5 TRAEs.
•There was no significant drug-drug interaction, and data reflected vepdegestrant had no clinically meaningful effect on abemaciclib exposure.
•The CBR (CBR, defined as the rate of confirmed complete response, partial response, or stable disease ≥ 24 weeks) was 62.5% in all CBR-eligible patients (10/16), 62.5% in patients with mutant ESR1 (5/8), and 62.5% in patients with wild-type ESR1 (5/8).
•The ORR in evaluable patients was 26.7% overall (4/15), 37.5% in patients with mutant ESR1 (3/8), and 14% in patients with wild-type ESR1 (1/7).
•Five patients remained on study treatment as of the August 30, 2024 data cut-off.

These data support the ongoing Phase 2 portion of the TACTIVE-U clinical trial, which is evaluating full dose abemaciclib (150mg twice daily) in combination with vepdegestrant (200 mg once daily) in post-CDK4/6 inhibitor treated advanced breast cancer.
We expect to continue to collect safety and efficacy data from ongoing TACTIVE-U clinical trial sub-studies evaluating combinations of vepdegestrant with abemaciclib, ribociclib, or samuraciclib in 2025 and submit key data for presentation at a medical conference.
TACTIVE-E
In the third quarter of 2022, we initiated TACTIVE-E, a Phase 1b clinical trial with vepdegestrant in combination with everolimus, a mammalian target of rapamycin protein inhibitor, in patients with metastatic breast cancer. Enrollment of patients for this clinical trial is complete.
I-SPY-2
In the second quarter of 2023, we announced the inclusion of vepdegestrant in the I-SPY-2 (Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging And moLecular Analysis 2) Endocrine Optimization Platform (EOP) trial sponsored by Quantum Leap. The I-SPY-2 EOP trial includes three arms containing vepdegestrant; a monotherapy arm, a vepdegestrant plus letrozole arm, and a vepdegestrant plus abemaciclib arm. We announced inclusion of the abemaciclib arm in the third quarter of 2023.
Other Clinical Trials
In the third quarter of 2022, we initiated, with Pfizer, a Phase 1b trial of vepdegestrant as a monotherapy in Japanese patients.
Also, in the fourth quarter of 2024, we presented data from the Phase 1 clinical pharmacology study of vepdegestrant in combination with midazolam to access potential for drug-to-drug interaction at the 2024 SABCS.
Hematology Program: ARV-393
ARV-393 is an investigational, orally bioavailable PROTAC designed to degrade BCL6, a transcriptional repressor and a key regulator of normal B-cell maturation and differentiation processes. Deregulation of BCL6 function (e.g., via chromosomal translocation, mutations) may lead to malignant transformation and development of NHL. Prior to the advent of PROTAC technology, the BCL6 protein was considered "undruggable." We believe that ARV-393 PROTAC-mediated degradation of BCL6 may provide an important novel therapeutic option for patients with NHL.
Patient Population and Market Opportunity
There are approximately 80,000 new cases and 20,000 deaths in the U.S. related to NHL annually. NHL is a heterogeneous group of diseases, with large B-cell lymphoma, or LBCL, and follicular lymphoma, or FL, being the most common subtypes. Each subtype has a distinct biologic and clinical characteristics and requires different approaches to treatment. Unmet medical needs include managing aggressive subtypes, treatment resistance, and improving outcomes for older patients.
In particular, we believe our PROTAC BCL6 degrader could be a potential therapy for diffuse large B-cell lymphoma, or DLBCL, a sub-set of NHL, often associated with deregulated BCL6 expression and/or functions. More than 25,000 patients are diagnosed with DLBCL each year in the U.S. Treatment for DLBCL is largely devoid of oral options and there are currently no approved BCL6-targeted therapies on the market or in the clinic. NHL originates from B cells, T cells, and/or natural killer cells, with those of B-cell origin constituting approximately 80%–85% of all NHL cases. We believe additional opportunities for a BCL6 degrader exist in FL and Angioimmunoblastic T-cell lymphoma. BCL6 may also be a clinically relevant therapeutic target in other hematologic malignancies, some solid tumors and B-cell driven autoimmune diseases.
Preclinical and Clinical Development
Based on our preclinical models, complete tumor stasis, which correlates with 95%-100% degradation of measurable BCL6, was achieved when our oral, BCL6-targeting PROTAC clinical candidate was taken at low, oral daily doses. We saw similar activity in multiple DLBCL models, including for activated B-cell and germinal center B-cell lymphoma.
In the second quarter of 2024, we presented preclinical data for ARV-393 at the European Hematology Association 2024 Annual Congress, which showed anti-tumor activity in preclinical models of B-cell lymphoma. In these preclinical models, ARV-393 potently and rapidly degraded the BCL6 protein and inhibited cell growth in DLBCL and Burkitt cell lines. ARV-393 showed tumor growth inhibition, including tumor regression, in various DLBCL cell line-derived xenograft models and in multiple patient-derived xenograft models of NHL including germinal center B-cell-like, or GCB, activated B-cell, or ABC, GCB/ABC, and BCL not otherwise specified subtypes of DLBCL, and Burkitt lymphoma. We plan to present preclinical data of ARV-393 in combination with standard of care biologic agents and small molecule inhibitors in high grade and aggressive diffuse large B-cell lymphoma in vivo models at the AACR Annual Meeting in the second quarter of 2025.
In the first quarter of 2024, we announced that the FDA cleared our IND for ARV-393. We initiated our first-in-human Phase 1 clinical trial of ARV-393 in patients with relapsed or refractory NHL in the second quarter of 2024 and are currently recruiting patients for this clinical trial. This is an open-label, multicenter, Phase 1 dose escalation study to evaluate the safety, tolerability and preliminary anti-tumor activity of ARV-393 as a single agent in adult patients with relapsed/refractory NHL. Going forward, we expect to continue recruiting patients for this clinical trial and plan to disclose preliminary data from the ongoing Phase 1 clinical trial in patients with NHL in 2025.
Neuroscience Program: ARV-102
ARV-102 is our first oral PROTAC protein degrader in development to treat neurodegenerative diseases. In preclinical studies, ARV-102 has been shown to cross the blood-brain barrier and degrade LRRK2, which is a large multidomain scaffolding kinase. In human genetics, single cell ribonucleic acid sequencing from post-mortem PD brain samples and protein data from PD patient derived induced pluripotent stem cell microglia suggest that increased activity and expression of LRRK2 are genetically involved in the pathogenesis of neurological diseases including PSP and PD.
Patient Population and Market Opportunity
PD is the second most common neurodegenerative disease after Alzheimer's disease, affecting approximately 1 million people in the U.S. and more than 10 million people world-wide. Nearly 90,000 people in the U.S. are diagnosed with PD each year. It is commonly thought of as a movement disorder because patients can experience tremors, slowness of movement, stiffness and difficulty with walking and balance. In addition, PD patients can have other non-motor type problems such as constipation, depression and memory loss. PD results from the loss of dopamine-producing cells in the brain and is likely caused by a combination of genetic and environmental risk factors. No disease-modifying therapies have been approved for patients with PD.
Mutations in the LRRK2 gene are one of the most common genetic risk factors for PD. LRRK2 is a multidomain GTPase/kinase that acts, in part, as a scaffolding protein to interact with components of downstream signaling pathways regulating lysosomal function, mitochondrial processes, neuroinflammation and alpha-synuclein accumulation to negatively impact neuronal survival. Human genetics in the form of a protective PD variant (N551K/R1398H) and preclinical animal model data suggest that a reduction of 50% of LRRK2 protein, but not kinase inhibition, may impact pathology and dysfunction in PD. Therefore, reduction of LRRK2 in the brain may be beneficial for the treatment of PD. We have identified potent, selective, orally bioavailable LRRK2 PROTAC protein degraders that cross the blood-brain barrier in preclinical species and are biodistributed to deep brain regions impacted in PD.

PSP is a rare progressive neurological disorder that affects movement, balance and cognitive function. Emerging research suggests that LRRK2 plays a role in PSP by contributing to disease mechanisms such as neuroinflammation and cellular dysfunction. LRRK2 is involved in immune system regulation and may influence tau protein accumulation, a hallmark of PSP. It also plays a role in autophagy and inflammation, which could contribute to neurodegeneration seen in PSP. Additionally, variants in the LRRK2 gene have been associated with PSP progression and survival. Approximately 30,000 to 40,000 people in the U.S. are diagnosed with PSP each year. It is currently estimated that 10 to 12 people per 100,000 are living with PSP. There are currently no approved disease-modifying therapies that halt or delay PSP progression and which often leads to patients progressing with time to death within 5 to 7 years.
Preclinical and Clinical Development
ARV-102, our oral PROTAC LRRK2-targeting protein degrader clinical candidate, has been shown preclinically to broadly bio-distribute to deep brain regions and degrade LRRK2 more than 85% in non-human primates, or NHPs.
In the second quarter of 2024, we presented preclinical data at the Biennial International LRRK2 Meeting, which further supported PROTAC-induced LRRK2 degradation as a potential treatment for neurodegenerative diseases. The preclinical data presented highlighted, with our PROTAC LRRK2 degrader, near complete LRRK2 target engagement, as well as LRRK2 degradation, in mouse and NHP lung and brain. The preclinical data also showed differing effects of the PROTAC LRRK2 degraders in the lungs compared to kinase inhibitors, suggesting reduced pulmonary function risk, including:
•substantially less Type II pneumocyte enlargement compared to MLi-2, an experimental LRRK2 kinase inhibitor;
•surfactant protein accumulation in mouse lung was observed after treatment with the LRRK2 kinase inhibitor MLi-2, but not after treatment with the PROTAC LRRK2 degrader; and
•no evidence of collagen deposition in lung to date with PROTAC LRRK2 degraders in NHPs.
In October 2024, we presented preclinical data at the 2024 Michael J. Fox Foundation Parkinson’s Disease Conference further supporting the potential of PROTAC-induced LRRK2 degradation as a potential treatment for patients with neurodegenerative diseases. New findings presented included data demonstrating:
•orally delivered ARV-102 crossed the blood-brain barriers and degraded LRRK2 in the cerebrospinal fluid, or CSF, of NHPs;
•degradation of LRRK2 by ARV-102 induced changes in pathway (lysosomal and inflammation) biomarkers in the CSF of NHPs, which has not previously been demonstrated by kinase inhibitors of LRRK2; and
•in murine tauopathy models, oral PROTAC LRRK2 degrader treatment led to ~50% pathologic tau reduction.
The European Medicines Agency cleared our clinical trial application for ARV-102 in the fourth quarter of 2023. We currently are conducting two clinical trials with ARV-102, a Phase 1 clinical trial in healthy volunteers and a Phase 1 clinical trial in patients with PD.
We initiated the first-in-human Phase 1 clinical trial for ARV-102 in the first quarter of 2024. The trial is evaluating the safety, tolerability, pharmacokinetics, and pharmacodynamics of ARV-102, including the evaluation of LRRK2 degradation and exploratory LRRK2 pathway biomarkers. In the second quarter of 2024, we received health authority approval to initiate the multiple ascending dose, or MAD, portion of the ongoing Phase 1 clinical trial of ARV-102 in healthy volunteers, and we initiated the MAD portion of this clinical trial in the third quarter of 2024. We completed enrollment of this MAD cohort in the first quarter of 2025.
We completed enrollment in the SAD portion of the Phase 1 clinical trial of ARV-102 in healthy volunteers at the Centre for Human Drug Research in Leiden, the Netherlands in the third quarter of 2024. We plan to present SAD data from the ongoing Phase 1 clinical trial of ARV-102 in healthy volunteers in an oral session at the Alzheimer’s Disease/Parkinson’s Disease (AD/PD) conference in Vienna, Austria in the second quarter of 2025, demonstrating bioavailability and brain penetration with dose dependent exposure in cerebral spinal fluid, or CSF, and degradation of LRRK2 in the periphery and CSF of healthy volunteers.
In the fourth quarter of 2024, we initiated dosing of the first patients with PD in the SAD portion of the Phase 1 clinical trial of ARV-102. We plan to complete enrollment and present initial data from the ongoing SAD Phase 1 clinical trial of ARV-102 in patients with PD and initiate the MAD portion of the Phase 1 clinical trial in patients with PD in 2025.
Our Preclinical Programs
We have active preclinical programs and in line with our therapeutic strategies in oncology and neurologic disorders, we assess potential exploratory programs on a target-by-target basis to decide whether our PROTAC targeted protein degraders provide a compelling differentiated approach over standard-of-care or other, existing or potential competing mechanisms of action directed against a specific target. In the case of currently or historically undruggable targets, we assess whether the features of our PROTAC targeted protein degraders, including their potential to degrade proteins via sites other than enzymatic active sites and the ability to initiate the degradation process using only weak binders, offer us opportunities to degrade those targets.
Oncology
KRAS is a driver oncogene in several major tumor types and is associated with poor prognosis and resistance to standards of care. Preclinically, our degrader is a highly selective and potent molecule that demonstrates dose-responsive degradation of KRAS G12D, leading to robust antitumor activity in KRAS G12D mutated cancers including pancreatic and colorectal cancers. In the second quarter of 2023, we presented in vivo and in vitro data at the AACR - Targeting RAS Special Conference that demonstrated that our PROTAC KRAS G12D degraders were potent, selective and led to tumor stasis in a mouse xenograft model with intermittent dosing and degradation of KRAS G12D that provides an advantage versus inhibition in vitro and in vivo. Our degrader is designed to eliminate, rather than inhibit, KRAS G12D and, in preclinical studies, it was 30-fold more potent than an inhibitor in vitro and provides additional aspects of differential biology contributing to its potent and broad antitumor effect in vivo. Our KRAS G12D program is currently in preclinical development and we anticipate filing an IND application for our PROTAC KRAS G12D degrader in 2025.
Our exploratory and research activities in oncology include programs directed to degrade KRAS, as noted above; Myc, an oncogenic transcription factor driving tumor cell proliferation; and hematopoietic progenitor kinase 1, a suppressor of T cell activation.
Neurologic Diseases
Neurologic diseases, in particular, neurodegenerative diseases, are generally progressive in nature and result in the degeneration and often death of neurons in the brain, leading to cognitive decline, functional impairment and eventually death. These diseases affect a rapidly growing patient population and represent one of the largest unmet medical needs of our time. Alzheimer’s and PD encompass the largest patient populations among the neurodegenerative diseases. The Alzheimer’s Association estimated that 6.9 million Americans aged 65 and older, about one in nine individuals, were living with Alzheimer’s dementia in 2024, with 73% aged 75 or older, and the Parkinson’s Foundation estimated that nearly one million Americans are living with PD. Alzheimer’s disease is marked by the progressive accumulation of aggregated tau protein, while aggregation of alpha-synuclein is thought to cause PD.
Antibody or aggregation inhibitor-based therapies targeting these proteins thought to be the cause of these neurodegenerative diseases have failed to show clinically meaningful benefit to date. While some existing products provide symptomatic relief to Alzheimer’s and PD patients, they have significant side effect risks and over time gradually lose their effectiveness in treating the symptoms of the disease. Further, while there are now amyloid-directed antibody therapies that modestly impact extracellular A-beta with vascular side effects that can be severe, there are no approved disease-modifying treatments targeting intracellular tau or alpha-synuclein for Alzheimer’s or PD.

Developing PROTAC Targeted Protein Degraders that Cross the Blood Brain Barrier
Engineering PROTAC degraders that cross the blood-brain barrier is necessary to achieve targeted elimination of disease-causing intracellular proteins from within the CNS. The ability of a targeted therapy to cross the blood-brain barrier is a highly desirable characteristic in developing effective therapeutics for patients with neurodegenerative diseases as compared with therapies delivered directly into the CNS via invasive intrathecal delivery. Any product candidates for neurodegenerative disease must reach their intended intracellular targets in the brain at exposure levels that will provide a therapeutic effect, while having an acceptable safety profile.
Importantly, we have achieved brain penetration in preclinical models following parenteral administration of PROTAC degrader molecules. These PROTAC degrader molecules achieved concentrations in the brain sufficient to induce degradation of the aggregated proteins, widespread penetration into different parts of the brain, and brain/plasma ratios of 0.5 to 5.0, comparable to approved therapeutics with CNS activity. Our research efforts are aimed at designing PROTAC degraders to either specifically target pathologic oligomers or monomers of mutant huntingtin, tau, and α-synuclein, for the treatment of Huntington's disease, Alzheimer’s disease (tauopathies) and PD (synucleinopathies), respectively, or to impact pathway proteins contributing to their pathology in these diseases.
Developing PROTAC Targeted Protein Degraders that Degrade Proteins Associated with Neurodegenerative Diseases
We have conducted preclinical studies to establish the potential of our PROTAC Discovery Engine in the CNS for the treatment of neurodegenerative diseases, including tauopathies, the largest of which is Alzheimer’s disease. We have demonstrated that tau PROTAC protein degrader molecules could be dosed peripherally and degrade pathogenic tau in the brain of mouse tauopathy models.
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
In addition to our tau and alpha-synuclein programs, our neuroscience pipeline includes a program directed to mutant huntingtin, or mHTT, a key protein target for Huntington’s disease. We have identified ligands that bind to mutant mHTT protein without binding to wild-type HTT protein in preclinical studies. This selectivity differentiates these ligands from other small molecule splice modulators that reduce both mHTT and wild-type HTT protein. We believe that our discovery of selective mHTT PROTAC degraders has the potential to eliminate the toxic mHTT protein that causes this devastating disease. In our preclinical neurology research efforts, we have expanded our focus into additional mechanisms that contribute to the pathologic dysfunction in the brain including those that contribute to neuroinflammation and aging.
Other Programs: Luxdegalutamide (ARV-766) and bavdegalutamide (ARV-110)
We had been developing luxdegalutamide (ARV-766) and bavdegalutamide (ARV-110), each an investigational, orally bioavailable, AR degrading PROTAC targeted protein degrader, for the treatment of men with mCRPC. Both luxdegalutamide (ARV-766) and bavdegalutamide (ARV-110) demonstrated activity in preclinical models of AR overexpression and AR mutations, both common mechanisms of resistance to current standard-of-care agents in men with prostate cancer. We believe that the differentiated PROTAC pharmacology of luxdegalutamtide (ARV-766) and bavdegalutamide (ARV-110), including their iterative activity, has the potential to translate into significantly improved clinical outcomes over current standard-of-care agents. However, our clinical data showed signals of improved tolerability and efficacy with luxdegalutamide (ARV-766) as compared to bavdegalutamide. In addition, luxdegalutamide (ARV-766) activity in late-line settings suggested additional potential benefit in earlier-line, less pretreated patients. As such, early in the fourth quarter of 2023, we determined to prioritize the initiation of a Phase 3 clinical trial with luxdegalutamide (ARV-766) in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide. While we expect to continue ongoing trial activities with bavdegalutamide (ARV-110-101 and ARV-110-103), we will not be enrolling new patients in these clinical trials and expect to wind down our bavdegalutamide program after completion of these clinical trials.

In the second quarter of 2024, we entered into and closed the Novartis Transaction, including both the Novartis License Agreement and the Novartis Asset Agreement with Novartis. Pursuant to the Novartis License Agreement, we granted Novartis an exclusive worldwide license for the development, manufacture and commercialization of ARV-766, our second generation PROTAC AR degrader for patients with prostate cancer and, as of December 31, 2024, we have completed the transition of our ongoing and planned clinical trials of luxdegalutamide (ARV-766) to Novartis. Pursuant to the Novartis Asset Agreement, we sold Novartis all of our rights, title and interest in our PROTAC protein degrader targeting AR-V7, a splice variant of the AR.
Prostate Cancer - Patient Population and Market Opportunity
In the United States, prostate cancer is the second leading cause of cancer death in men. Current estimates predict that one in eight men will be diagnosed with prostate cancer in their lifetime. The American Cancer Society estimates that in 2025 in the United States there will be approximately 313,780 new cases of prostate cancer and approximately 35,770 deaths from the disease. Prostate cancer is the second-leading cause of cancer death in American men, behind only lung cancer. The American Cancer Society estimates that about one in 44 men will die of prostate cancer. Men with mCRPC have a poor prognosis and a predicted survival rate of just over two years from the initial time of progression.
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
To assess the ability of bavdegalutamide to treat enzalutamide-resistant cancers, we conducted in vivo studies of bavdegalutamide in an enzalutamide-resistant VCaP xenograft model. These VCaP tumors acquired resistance to enzalutamide after being continuously propagated in castrated, enzalutamide treated mice for approximately three years. We observed that tumors in mice dosed with enzalutamide grew at nearly the same rate as tumors in mice dosed only with the drug vehicle - a control similar to dosing a placebo. Orally delivered bavdegalutamide significantly inhibited tumor growth, described as tumor growth inhibition, or TGI, in these enzalutamide-resistant VCaP tumors.
We have also conducted preclinical studies of bavdegalutamide for enzalutamide-insensitive tumors. We conducted an in vivo study in a PDX model that is derived from a tumor from a patient not treated with enzalutamide but that is insensitive to enzalutamide and showed that tumors in mice dosed with enzalutamide grew at only a slightly slower rate than tumors in mice dosed only with the drug vehicle. In contrast, orally delivered bavdegalutamide significantly inhibited tumor growth in these enzalutamide-insensitive tumors, achieving a TGI value of 100%. Further, PSA levels in the plasma of mice following 20 days of bavdegalutamide dosing significantly decreased in comparison to those dosed with only the drug vehicle or enzalutamide. We believe the activity of bavdegalutamide in the VCaP and PDX models may closely reflect enzalutamide resistance or insensitivity in the clinic and shows the potential for treatment of patients whose tumors have become resistant to, or demonstrate intrinsic resistance to, a current standard-of-care agent. Bavdegalutamide was shown to reduce the levels of PSA in plasma comparable to levels achieved with enzalutamide in a different VCaP xenograft mouse model but at a lower dosing level.
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
As discussed above, while we expect to continue ongoing trial activities with bavdegalutamide (ARV-110-101 and ARV-110-103), we will not be enrolling new patients in these clinical trials and expect to wind down our bavdegalutamide program after completion of these clinical trials.
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
As of December 31, 2024, our patent estate that we own, co-own and in-license includes 57 issued U.S. patents, 278 granted foreign patents, and 589 pending patent applications (178 domestic and 511 foreign).

Vepdegestrant
Vepdegestrant is a PROTAC ER targeting protein degrader for the potential treatment of metastatic and locally advanced breast cancer. As of December 31, 2024, our vepdegestrant patent portfolio includes a family with issued composition of matter patents in the U.S. and in foreign jurisdictions, including China, Japan and Europe, as well as pending applications in U.S. and certain foreign jurisdictions. Any granted patents in this family will expire in 2037, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid. This patent portfolio also includes patent families with pending applications directed to methods of treatment with a combination of vepdegestrant and palbociclib; methods of treating breast cancer with ER mutations; crystalline forms; formulations; manufacturing methods; dosage regimens; drug treatment combinations; and drug-drug interactions in the U.S. and certain foreign jurisdictions. Patents from these additional families, if issued, will expire between 2040 and 2045, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid.
ARV-393
We are developing ARV-393, a PROTAC BCL6 degrader, for the potential treatment of B-cell malignancies. As of December 31, 2024, our ARV-393 patent portfolio includes a composition of matter patent family, which includes an issued U.S. patent and an issued foreign patent, as well as pending applications in the U.S. and certain foreign jurisdictions including Europe, China, and Japan, and a method of treatment patent family with pending U.S. and PCT applications, as well as one pending foreign application. Any granted patents in these families will expire between 2042 and 2044, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid. In addition, the ARV-393 BCL6 portfolio includes pending U.S. applications directed to drug treatment combinations, and drug formulation. These additional families, if issued, will expire in 2045, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid.
ARV-102
We are developing PROTAC LRRK2 degraders, including ARV-102, for the potential treatment of PSP, PD and other neurodegenerative disorders. As of December 31, 2024, we have one family in our LRRK2 patent portfolio directed, in part, to the composition of matter of ARV-102 that includes a granted U.S. patent as well as pending U.S. and foreign applications. Any granted patent in this family will expire in 2042, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid. In addition, the ARV-102 portfolio includes pending U.S. and PCT applications directed to manufacturing methods. These additional applications, if issued, will expire between 2044 and 2045, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid.
KRAS G12D
KRAS has historically been considered a “undruggable” target due to its lack of deep “pockets” and is associated with poor prognosis and resistance to standards of care in several tumor types. We are developing mutant-specific KRAS G12D degraders. As of December 31, 2024, our KRAS G12D patent portfolio includes a composition of matter patent family, which includes pending U.S. and PCT applications, as well as two pending foreign applications. In addition, the KRAS G12D portfolio includes a pending U.S. method of treatment application. Any granted patents in this family will expire between 2044 and 2045, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid.
PROTAC Platform
Our PROTAC platform patent estate that we own, and in-license, covers constructs that have ligands for the Von Hippel Lindau, or VHL, E3 ubiquitin ligase, the cereblon, or CRBN, E3 ubiquitin ligase, the inhibitor apoptosis protein, or IAP, E3 ubiquitin ligase, and the human mouse double minute homolog (MDM2) E3 ubiquitin ligase. As of December 31, 2024, the VHL patent portfolio, which we exclusively license from Yale University, includes composition-of-matter patents in the U.S., as well as certain foreign jurisdictions, as well as pending applications in the U.S. and foreign jurisdictions including Europe, China, and Japan. Any granted patents in this family will expire in 2033, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid. As of December 31, 2024, the CRBN patent portfolio that we own includes issued composition of matter patents in in certain foreign jurisdictions including Europe China, and Japan, as well as pending applications in the U.S. and certain foreign jurisdictions. Any patents in this family will expire in 2035, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid. As of December 31, 2024, the IAP patent portfolio that we own has pending composition of matter applications in the U.S. and Europe. Any granted patents in this family will expire in 2036, excluding potential patent term extension and potential patent term adjustment, assuming all appropriate maintenance fees are paid.
As of December 31, 2024, the MDM2 patent portfolio that we own includes an issued composition of matter foreign patent, and pending composition of matter applications in the U.S. and Europe. Any granted patents in this family will expire in 2036, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid.
Bavdegalutamide (ARV-110)
Bavdegalutamide (ARV-110) is a PROTAC AR targeting protein degrader for the potential treatment of men with metastatic prostate cancer. As of December 31, 2024, our bavdegalutamide patent portfolio includes a family with issued composition of matter patents in the U.S. and in foreign jurisdictions including Europe, Japan, and China, as well as pending applications in the U.S. and certain foreign jurisdictions. Any granted patents in this family will expire in 2037, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid. This patent portfolio also includes pending method of treatment applications in the U.S. and certain foreign jurisdictions, which if granted would expire in 2040, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid. In addition, the bavdegalutamide portfolio includes patent families directed to drug treatment combinations, treatment of cancer having somatic AR tumor mutations, crystalline forms, drug formulation, and manufacturing, in the U.S. and certain foreign jurisdictions, as well as pending PCT applications. These additional families, if issued, will expire between 2041 and 2044, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid.
Luxdegalutamide (ARV-766)
Luxdegalutamide (ARV-766) is a PROTAC AR targeting protein degrader for the potential treatment of men with metastatic prostate cancer. Pursuant to the Novartis License Agreement, we granted Novartis an exclusive worldwide license for the development, manufacture and commercialization of luxdegalutamide (ARV-766). The intellectual property rights related to ownership of inventions, patent prosecution and maintained of licensed patents, as defined in the Novartis License Agreement, are outlined in the Novartis License Agreement, including that, we own the licensed patents and Novartis has first right to file, prosecute and maintain all licensed patents and joint patents specified in the Novartis License Agreement, throughout the world. The ARV-766 patent portfolio includes a patent family directed to the ARV-766 composition of matter, which includes an issued U.S. patent and two foreign patents, including China. In addition, there are pending composition of matter pending applications in the U.S. and certain foreign jurisdictions including Europe, Japan, and China. Any granted patent in this family will expire in 2040, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid. This patent portfolio also includes pending method of treatment applications in the U.S. and one foreign country, as well as a pending PCT application. This additional family, if issued, will expire in 2043, excluding any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid. In addition, this portfolio includes patent families directed to crystalline forms, drug formulation, manufacturing, and drug-drug interaction, in the U.S. and one foreign jurisdiction, as well as pending PCT applications.
Co-Owned Patent Portfolios
We co-own with Yale University six patent families describing composition of matter claims of PROTAC targeted protein degrader compounds addressing certain discovery and other potential protein targets, and associated methods of use. As of December 31, 2024, one or more U.S. patents have been issued in all of these families, and one or more patents have been issued in certain foreign jurisdictions for two of these families. There are also pending patent applications in the U.S. and/or certain foreign jurisdictions in four of these families. We also co-own with Yale University a composition of matter patent family that covers constructs that have ligands for the VHL E3 ubiquitin ligase. This family includes issued patents in the U.S and certain foreign jurisdictions including Japan, and pending patent applications in the U.S. and certain foreign jurisdictions. Our rights to several of these patent applications are governed by the Amended Yale University License Agreement described below in "Item 1. Business—Licenses and Strategic Collaborations".
We co-own four patent families with Genentech directed to PROTAC targeted protein degrader compounds addressing a specific protein. Our rights to these patent applications are governed by the Genentech License Agreement described below in "Item 1. Business—Licenses and Strategic Collaborations".
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent covering a drug approved by the FDA may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering vepdegestrant and others may be entitled to patent term extensions. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdiction where they are available; however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.
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
Trademarks
We own U.S. trademark and service mark registrations for ARVINAS in word and logo form for pharmaceutical preparations and pharmaceutical products development of cellular proteins for treatment in the fields of oncology, immunology, inflammatory diseases, and central nervous system disorders. The ARVINAS word mark is registered for pharmaceutical products development services in Australia, China, the EU, Japan, Norway, South Korea, and Switzerland, and is pending registration in several other countries. The ARVINAS word mark is also registered for pharmaceutical products in Australia, Brazil, China, Colombia, the EU, Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Norway, Singapore, South Africa, South Korea, Switzerland, Taiwan, and the United Kingdom, and is pending registration in several other countries. The ARVINAS logo mark is registered for pharmaceutical products development services in China, the EU, and the United Kingdom, and is pending registration in several other countries. The ARVINAS logo mark is registered for pharmaceutical products development services in Australia, China, the EU, Japan, Norway, Switzerland, and the United Kingdom, and is pending registration in several other countries. The ARVINAS logo mark is also registered for pharmaceutical products in Australia, Brazil, Colombia, the EU, Hong Kong, Indonesia, Israel, Japan, Mexico, New Zealand, Norway, Singapore, South Korea, Switzerland, Taiwan, and the United Kingdom, and is pending registration in several other countries.
We also own U.S. service mark registrations for our “degrading dots” logo mark in both black and white and color form for pharmaceutical products development of new small molecules aimed at degrading disease-causing cellular proteins for treatment in the fields of oncology, immunology, inflammatory diseases, and central nervous system disorders.

Although we requested express cancellation of our trademark registrations for PROTAC with respect to pharmaceutical uses in October 2024 (with decision expected by late Spring 2025) in connection with our goal of encouraging broader use of the PROTAC term by others in this context, we own pending applications in the U.S. for the PROTAC mark for bi-functional small molecules that mediate targeted protein degradation through the ubiquitin proteasome system for agricultural and pesticide use and agricultural products development services. These applications are licensed for use by Oerth Bio.
In connection with our vepdegestrant pipeline product vepdegestrant, we have filed trademark applications in the U.S. and internationally for a number of brand name candidates.
Licenses and Strategic Collaborations
Pfizer Vepdegestrant (ARV-471) Collaboration Agreement
In July 2021, we entered into a collaboration agreement with Pfizer, or the Vepdegestrant (ARV-471) Collaboration Agreement, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound vepdegestrant (ARV-471), or the Licensed Products.
Under the Vepdegestrant (ARV-471) Collaboration Agreement, we received an upfront, non-refundable payment of $650 million. In addition, we are eligible to receive up to an additional $1.4 billion in contingent payments based on specified regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones.
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
We will be the marketing authorization applicant and, subject to approval, can book sales in the United States, while Pfizer will hold marketing authorizations outside the United States. We will determine with Pfizer which, if any, regions within the world will be solely commercialized by one party, and in such region the parties will adjust their share of all profits and losses for the Licensed Products based on the role each party will be performing.
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
Pursuant to the Novartis License Agreement, we granted Novartis an exclusive worldwide license for the development, manufacture and commercialization of luxdegalutamide (ARV-766), our second generation PROTAC AR degrader for patients with prostate cancer. Pursuant to the Novartis Asset Agreement, we sold to Novartis all of our rights, title and interest in our PROTAC protein degrader targeting AR-V7, a splice variant of the AR.
Under the terms of and as consideration for entering into the Novartis Transaction, we received a one-time, upfront payment in the aggregate amount of $150.0 million from Novartis. Under the Novartis License Agreement, we are also eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory, and commercial milestones for luxdegalutamide (ARV-766) being met, as well as tiered royalties based upon worldwide net sales of luxdegalutamide (ARV-766), subject to reduction under certain circumstances as provided in the Novartis License Agreement.
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
Amended Yale University License Agreement
In June 2024, we entered into an Amended and Restated License Agreement, or the Amended License Agreement, with Yale, pursuant to which the parties amended and restated the license agreement dated July 5, 2013, as amended to such date, or the Original Yale Agreement. Pursuant to the Original Yale Agreement, Yale granted us an exclusive, worldwide license under specified intellectual property rights for the treatment or prevention of any human or animal disease in which a product mediates degradation of one or more target proteins, which we refer to as the Field, subject to certain exceptions. These licensed intellectual property rights arose from the research conducted by Dr. Craig Crews at Yale.
Pursuant to the Original Yale Agreement, we paid to Yale an upfront payment of $0.1 million and we were responsible for paying Yale an annual license maintenance fee in varying amounts (ranging from the low tens-thousands of dollars to the mid to high tens-thousands of dollars) until the first sale to a third party of any licensed product, which is creditable against our royalty obligations for the given year. As of December 31, 2023, we paid a total of $0.7 million in license maintenance fees to Yale. In connection with the signing of the Amended License Agreement, our obligations under the Original Agreement to pay Yale minimum annual royalties and certain other annual fees were eliminated, and Yale agreed to release all claims arising previously under the Original Agreement.
Also in connection with the signing of the Amended License Agreement, we made a payment of $14.95 million to Yale, comprising both an upfront payment connected to the Amended License Agreement and an amount related to the collaboration income under the Novartis License Agreement and Novartis Asset Agreement (see Note 3, Research Collaboration and License Agreements, for a description of the agreements). We will make another $5.0 million payment on the first anniversary of signing. Thereafter, we will also pay to Yale (1) up to $15.0 million if it secures approval of the first and second royalty products (as defined in the Amended License Agreement), (2) a low single digit percentage royalty on certain, more narrowly defined “collaboration products,” and (3) a lower single digit royalty on its aggregate worldwide net sales of certain newly defined “meaningfully involved products.”
Other provisions of the Original Agreement remain materially unchanged under the Amended License Agreement, including the requirement to pay to Yale a minimum license maintenance royalty totaling $0.1 million per year until the first sale to a third party of any licensed product, followed by success-based milestones for the first two licensed products for the development of the protein degradation technologies totaling approximately $3.0 million for the first licensed product and approximately $1.5 million for the second licensed product, certain of which milestones have already been satisfied. We are also required to pay to Yale low single-

digit royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions, and subject to minimum royalty payments that range from $0.2 million to $0.5 million. We are also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments made by us to Yale (except patent costs) will be tripled during the pendency of any patent challenge made by us against Yale.
The Amended License Agreement remains in effect until (a) for certain products, the date on which the last claim of the licensed patents expires; and (b) for certain products, 10 years after the sale of such products. The expiration of the last to expire patent right licensed from Yale, if it issues as a patent and all appropriate maintenance fees are paid, is currently expected be in 2039. Either we or Yale may terminate the agreement for the other party’s uncured material breach of certain provisions, we may terminate the agreement for convenience upon six months’ prior notice, and Yale may terminate the agreement if we fail to make a payment when due, fail to obtain or maintain adequate insurance coverage or fail to achieve specified financing or regulatory milestone events. The agreement will automatically terminate if we become insolvent.
Genentech License Agreement
In September 2015, we entered into an Option and License Agreement with Genentech focused on PROTAC targeted protein degrader discovery and research for target proteins, or Targets, based on our proprietary platform technology, other than excluded Targets as described below. Pursuant to this agreement, Genentech had an option to obtain an exclusive worldwide license to the applicable PROTAC targeted protein degraders directed against an applicable Target, which we refer to as Licensed PROTACs. Each such option was required to be exercised within a specified time after we deliver the data package for such Licensed PROTAC to Genentech. Once Genentech exercises an option, it is responsible, at its cost, to use diligent efforts to develop and commercialize the Licensed PROTAC through first commercial sale in the United States, the European Union and Japan. This collaboration was expanded in November 2017 through an Amended and Restated Option, License and Collaboration Agreement, which we refer to as the Restated Genentech Agreement. Simultaneous with entering into the Restated Genentech Agreement, Genentech exercised its exclusive option with respect to a PROTAC targeted protein degrader. We receive annual updates on research and development activities related to this option.
Under the Restated Genentech Agreement, Genentech had the right to designate up to ten Targets for further discovery and research utilizing our PROTAC platform technology and also had the right to remove a Target from the collaboration and substitute a different Target that is not an excluded Target at any time prior to us commencing research on such Target or in certain circumstances following commencement of research by us. The research phase of the collaboration with Genentech has ended. Genentech is no longer able to nominate new targets into the collaboration, and there are no active targets in the collaboration for which Arvinas was conducting research activities.
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
Bayer Collaboration Agreement
In June 2019, we entered into a Collaboration and License Agreement with Bayer setting forth our collaboration to identify or optimize PROTAC targeted protein degraders, that mediate for degradation of Targets using our proprietary platform technology, which Targets Bayer had the right to select, subject to certain exclusions and limitations. We refer to this agreement as the Bayer Collaboration Agreement. The Bayer Collaboration Agreement became effective in July 2019. Pursuant to notice from Bayer AG in accordance with the terms of the Bayer Collaboration Agreement, the Bayer Collaboration Agreement was terminated, effective August 12, 2024.
Under the Bayer Collaboration Agreement, for the identified Targets, we and Bayer conducted a research program pursuant to separate research plans tailored to each Target selected by Bayer. Bayer could make substitutions for any such initial Target candidates, subject to certain conditions and based on the stage of research for such Target.
We and Bayer were obligated to use commercially reasonable efforts to complete our respective activities set forth in each research plan, including, in our case, the obligation to provide certain deliverables at certain stages of the research plans. Under the Bayer Collaboration Agreement, the joint steering committee established under the collaboration determined whether the research program with respect to a given Target has been completed. In the absence of any such determination by the joint steering committee, and unless otherwise agreed by the parties in writing, for each Target for which research program activities commenced, if no research funding is allocated to such Target for the 12 month period commencing on July 1, 2019 or any anniversary thereof, and we referred to each as a Research Program Year, the research program with respect to the relevant Target were to be deemed completed as of the end of the last Research Program Year for which funding was allocated to such Target. Bayer was required to pay to us research funding payments of $3.0 million dollars per year in each of the first four Research Program Years. If our costs for its research activities under the research plans exceeded the research funding provided by Bayer for any Research Program Year before completion of all relevant research program activities in such Research Program Year, and we complied with its reporting obligations to Bayer with respect to research program costs, we were not obligated to carry out further research program activities for the given Research Program Year unless Bayer agreed in writing to fund such additional activities.

During the term of the Bayer Collaboration Agreement, we and our affiliates were not permitted, either directly or indirectly, to design, identify, discover or develop any small molecule pharmacologically-active agent whose primary mechanism of action is, by design, directed to the inhibition or degradation of any Target selected or reserved by Bayer, or grant any license, covenant not to sue or other right to any third party in the field of human disease under the licensed intellectual property for the conduct of such activities. There were no restrictions on Bayer from developing, manufacturing or commercializing products, programs, technologies or processes that are similar to or may compete with any covered by the Bayer Collaboration Agreement, subject to certain limitations on Bayer’s right to use the Arvinas’ confidential information or know-how.
Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront, non-refundable payment of $17.5 million in August 2019. In addition, we received an additional $12.0 million in research funding payments from Bayer from inception through 2023. We were also eligible to receive up to $197.5 million in development milestones and up to $490.0 million in sales-based milestones for all designated Targets. In addition, we were eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which may be subject to reductions.
Bayer Joint Venture
In July 2019, we, Bayer and Bayer CropScience LP, or BCS, formed a joint venture, Oerth Bio, initially a Delaware limited liability company. We and BCS each received an initial ownership interest in Oerth Bio representing 50% of the ownership interests. Oerth Bio was formed for the purpose of researching, developing and commercializing PROTAC targeted protein degraders, or PROTAC Products, for applications in the field of agriculture. A 15% ownership interest of Oerth Bio was reserved for the future grant of incentive units to employees and service providers of Oerth Bio and, as a result, our ownership interest totaled 43.6%, 45.0% and 46.5% as of December 31, 2024, 2023 and 2022, respectively, as a result of vested incentive units.
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
Our platform and product focus is the discovery and development of protein degradation therapies using our small molecule PROTAC targeted protein degraders. Other companies researching chimeric small molecules for protein degradation include Accutar Biotechnology, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Kymera Therapeutics, Inc., Nurix Therapeutics, Inc. and Proteovant Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical or clinical investments in this field, including AbbVie Inc., Amgen Inc., AstraZeneca plc, BeiGene, Ltd., Boehringer Ingelheim, Bristol Myers Squibb Company, GlaxoSmithKline plc, Genentech, Novartis AG, Pfizer and Sanofi. Since 2020, some of these biotechnology and pharmaceutical companies have announced the initiation of clinical trials for targeted protein degraders. Additionally, other novel targeting mechanisms could ultimately address similar patient populations, such as SERDs in breast cancer. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, or gene therapies.
Our lead product candidate, vepdegestrant, targets breast cancer. The most common methods of treating patients in oncologic indications, including breast cancer, are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy. There are a variety of available drug therapies marketed for cancer, including breast cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients. As a result, the level of morbidity and mortality from cancer remains high.

In addition to currently marketed drugs, including the selective estrogen receptor degraders elacestrant and fulvestrant, there are also several product candidates in late stage clinical development for the treatment of metastatic ER+/HER2- breast cancer. These products in development include, in the case of metastatic ER+/HER2- breast cancer, SERDs, including imlunestrant, camizestrant, giredestrant, and may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.
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
Commercialization Plans
Our product candidates are still in preclinical and clinical development. Other than our discovery collaboration agreements, we have retained commercialization rights for all of our development programs including global co-commercialization rights for vepdegestrant through our collaboration with Pfizer. We have begun the process of establishing our own focused, specialized sales, marketing, and market access organization to support the commercialization of our product candidates, including vepdegestrant, in the United States. If approved, on approval, vepdegestrant can be commercialized with such capabilities, including through the hiring of key team members. We expect to continue to build out this organization. We expect to utilize a variety of types of collaboration, co-promotion, distribution and other marketing arrangements with one or more third parties to commercialize our product candidates in markets outside the United States or for situations in which a larger sales and marketing organization is required. Pursuant to the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer, we will be the marketing authorization applicant and, subject to approval, can book sales in the United States, while Pfizer will hold marketing authorizations outside the United States. We will determine with Pfizer which, if any, regions within the world will be solely commercialized by one party, and in such region the parties will adjust their share of all profits and losses for the Licensed Products based on the role each party will be performing.
As product candidates advance through our pipeline, our commercial plans may change. In particular, some of our research programs target potentially larger indications. Data, the size of the development programs, the size of the target market, the size of a commercial infrastructure and manufacturing needs may all influence our strategies in the United States, Europe and the rest of the world.

Manufacturing and Supply
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on third-party contract manufacturing organizations, or CMOs, for both drug substance and finished drug product as well as for the synthesis of compounds in our preclinical research and development activities. We have engaged third-party manufacturers to supply the building blocks and drug substances for vepdegestrant, ARV-393, ARV-102, our PROTAC KRAS G12D degrader, and bavdegalutamide (ARV-110) and we have also engaged third-party manufacturers to develop and manufacture finished drug product for vepdegestrant, ARV-393, ARV-102 and bavdegalutamide (ARV-110) that we are using and plan to use in our ongoing and planned Phase 1/2 and pivotal clinical trials, as well as for part of our IND-enabling plan. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements. Pursuant to the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer, Pfizer has primary responsibility to manufacture the commercial supply of vepdegestrant.
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
Government Regulation and Product Approvals
Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, such as the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, reimbursement, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.
Approval and Regulation of Drugs in the United States
In the United States, drug products are regulated under the Federal Food, Drug, and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for investigational products, and for their regulatory approval, is typically referred to as a sponsor. The failure of a sponsor to comply with the applicable regulatory requirements at any time during the product development process, including nonclinical testing, clinical testing, the approval process or post-approval process, may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions.
A sponsor seeking approval to market and distribute a new drug product in the United States generally must satisfactorily complete each of the following steps before the product candidate will be approved by the FDA:
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
•payment of user fees pursuant to the Prescription Drug User Fee Act, or PDUFA, and securing FDA approval of the NDA to allow marketing of the new drug product; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategies, or REMS, and the potential requirement to conduct any post-approval studies or other post-marketing commitments required by the FDA.
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
The IND and IRB Processes
An IND application is a request for FDA authorization to administer an investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND.
The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and subjects in the study, and to help assure that the quality of the investigation will be adequate to permit an evaluation of the investigational product’s safety and efficacy. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials may begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. The FDA imposes clinical holds whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or CMC. Thus, occasionally, clinical holds are imposed due to manufacturing issues that may present safety issues for the clinical study subjects. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so.
No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise demonstrating to the satisfaction of the FDA that the investigation can proceed.
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
Once an IND application takes effect, the sponsor of the IND may amend the application as needed to ensure that the clinical investigations are conducted according to protocols included in the IND. The FDA has indicated that sponsors are expected to submit amendments for new protocols or changes to existing protocols before implementation of the respective changes. New studies may begin, however, when the sponsor has submitted the change to FDA for its review and the new protocol or changes to the existing protocol have been approved by the IRB with the responsibility for review and approval of the studies
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee, or DMC. This group provides authorization for whether a trial may move forward at designated check points based on access that only the DMC maintains to available data. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk or for other reasons.
Expanded Access to an Investigational Drug
Expanded access, sometimes called “compassionate use,” is the use of investigational drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drug products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational drug product under a treatment protocol or Treatment IND application.
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
There is no obligation for a sponsor to make its drug products available for expanded access. However, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. Specifically, sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 clinical trial; or 15 days after the investigational drug or biologic product receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy. We received Fast Track designation for bavdegalutamide for mCRPC in 2019 and for vepdegestrant for ER+/HER2- breast cancer in the first quarter of 2024.
In addition to and separate from expanded access, the Right to Try Act was signed into law on May 30, 2018. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without needing FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its investigational drug products available to eligible patients under the Right to Try Act.
Human Clinical Trials in Support of an NDA
Clinical trials involve the administration of an investigational product to human subjects under the supervision of a qualified investigator in accordance with GCP requirements which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written clinical trial protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.
Human clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may also be required after approval. The FDA has issued regulations that define the three principal types of trials.
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
Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve the drug product, and, if approved, how to appropriately label the drug product: such Phase 3 studies are typically referred to as “pivotal studies” or "registrational studies."
A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.
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
The FDA has issued numerous guidance documents to specify how particular types of clinical trials should be conducted. For example, in March 2022, the FDA finalized guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how sponsors can utilize an adaptive trial design in the early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.
In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In June 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials. Unlike most guidance documents issued by the FDA, which are not legally binding, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development.
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
Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although the FDA has historically not enforced these reporting requirements, the agency has issued several pre-notices for voluntary corrective action and several notices of non-compliance during the past two years. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation.

Clinical Studies Outside the United States in Support of FDA Approval
In connection with a clinical development program, a sponsor may conduct trials at sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
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
Interactions with the FDA During the Clinical Development Program
Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted annually within 60 days of the anniversary dates that the IND went into effect and more frequently if serious adverse events occur. These reports must include a development safety update report. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other trials or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.
In addition, a sponsor is given the opportunity to meet with the FDA at certain points in the clinical development program. Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings as well as end of phase meetings, such as end of phase 2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. A type D meeting is focused on a narrow set of issues and should not require input from more than 3 disciplines or Divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.
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
The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA

Non-Compliance letter and sponsor’s response. . In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.
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
Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation intended for a non-cancer indication, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional Orphan Drug Designations for rare pediatric subpopulations of what is otherwise a common disease. Further, Section 505B of the FDCA, as amended by the FDA Reauthorization Act of 2017, requires that any original NDA submitted on or after August 18, 2020, for a new active ingredient, must contain reports on the molecularly targeted pediatric cancer investigation, unless the requirement is waived or deferred, if the drug that is the subject of the application is: (1) intended for the treatment of an adult cancer, and (2) directed at a molecular target that the Secretary determines to be substantially relevant to the growth or progression of a pediatric cancer in accordance with FDA guidance. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.
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
•In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024, the FDA issued additional draft guidance relating to accelerated approval. While these guidance documents are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval and comport with FDA’s current thinking.
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
Review and Approval of an NDA
In order to obtain approval to market a drug product in the United States, an NDA must be submitted to the FDA that provides sufficient data establishing the safety and efficacy of the proposed drug product for its intended indication. The application includes all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the drug product to the satisfaction of the FDA.
The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2025 is $4,310,002 million for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual prescription drug product program fee, which for federal fiscal year 2025 is approximately $403,889. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

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
Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of products that are not NMEs, the ten-month and six-month review periods run from the date that the FDA receives the application. The review process and PDUFA target action date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.
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
A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. For those seeking to challenge the FDA’s CRL decision, the agency has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.
An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of an approved drug product for any off-label uses. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product.
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
In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws, the most recent of which is still in the process of being phased into the U.S. supply chain and regulatory framework. The Prescription Drug Marketing Act, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Congress enacted the Drug Supply Chain Security Act, or DSCSA, which made significant amendments to the FDCA, including by replacing certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme. The DSCSA now requires uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers; it also provides for preemption of certain state laws in the areas of licensure and prescription drug traceability.

Section 505(b)(2) NDAs
NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”
Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) sponsor can establish that reliance on the FDA’s previous approval is scientifically appropriate, the sponsor may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) sponsor.
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
Federal and State Data Privacy and Security Laws
There are multiple privacy and data security laws that may impact our business activities, in the U.S. and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under HIPAA, HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. In recent months, HHS has been especially active in enforcing the HIPAA Rules and is looking to amend some of its rules (including those relating to data security), both of create additional compliance risks for our business.
Our clinical trials will be regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.
There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive US data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.
In addition to potential enforcement by the HHS and state attorneys general, we could also be potentially subject to privacy enforcement from the Federal Trade Commission, or the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.
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
In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.
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

In March 2010, former President Obama signed into law the ACA. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act.
The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by former President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription products from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of products from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards.
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
On July 9, 2021, former President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.
On August 16, 2022, the IRA was signed into law by former President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of enrolling in a plan providing outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
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
The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced the selection of 15 additional drugs covered by Part D for the second cycle of negotiations. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.
On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas Pharma Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis AG, AstraZeneca PLC and C.H. Boehringer Sohn AG & Co. KG, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.
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
Review and Approval of Medicinal Products in the European Union
In order to market any product outside of the United States, a sponsor must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval.
Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. Specifically, however, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States, as further detailed below. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.
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
The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the "EU Portal ad Database", a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or concerned member states. Part II is assessed separately by each concerned member state. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned member state. However, overall related timelines will be defined by the CTR.
The CTR did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.
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
PRIME Designation in the EU
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the EMA's Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies, or CAT, are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
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
Marketing Authorization under Exceptional Circumstances
The European Commission may grant a so-called “marketing authorization under exceptional circumstances” under Article 14(8) of Regulation (EC) No 726/2004. Such authorization is intended for products for which the sponsor can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the sponsor cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:
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
Conditional Marketing Authorization
The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization under Article 14-a of Regulation (EC) No 726/2004. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.
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
Periods of Authorization and Renewals
A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-

year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization or if initially placed on the market, is no longer actually present on the market for three consecutive years, ceases to be valid (the so-called sunset clause).
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
Patent Term Extensions in the European Union and Other Jurisdictions
The European Union also provides for patent term extension through SPCs. The rules and requirements for obtaining a SPC are set out in Regulation (EC) 469/2009 and are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. These periods can be extended for six additional months if pediatric exclusivity is obtained, which is described in detail above. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis, and SPCs are valid. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

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

On February 27, 2023, the United Kingdom government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom In particular, the MHRA will be responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britian and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single United Kingdom -wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the UK The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the United Kingdom government and the EU enacted legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework applies from January 1, 2025. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (HMR) is the primary legal instrument for the regulation of medicines in the UK. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.
EU laws which have been transposed into United Kingdom law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the (EU) Clinical Trials Regulation will not be applicable in the United Kingdom. Since a significant proportion of the regulatory framework for pharmaceutical products in the UK covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, MAs, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide MAs from the EMA, and a separate MA will be required to market our product candidates in the United Kingdom. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new MA in the United Kingdom.
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

Following the July 2020 Court of Justice of the European Union judgement invalidating the so-called EU-U.S. Privacy Shield, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework in July 2023. This adequacy decision permits U.S. companies who self-certify under the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following the withdrawal of the United Kingdom from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. The United Kingdom government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. The European Commission decided in June 2021 that the level of data protection in the United Kingdom is “essentially adequate” for purposes of data transfer from the EU to the United Kingdom, although this decision may be re-evaluated in the future, including in light of changes in United Kingdom data protection law likely to occur in 2025. The United Kingdom and the U.S. have also agreed to a U.S.- United Kingdom “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer personal data from the United Kingdom to the U.S. Switzerland has also taken an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which functions similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the U.S.). Any changes or updates to these developments have the potential to impact our business.
Beyond the GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow the GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products.
Employees and Human Capital Management
As of December 31, 2024, we had approximately 430 full-time employees. Of these full-time employees, 330 employees were engaged in research and development activities, with over 280 employees possessing advanced degrees, and approximately 100 employees were engaged in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that we maintain good relations with our employees.
We recognize that identifying, attracting, incentivizing, integrating, retaining and promoting talented employees is vital to our success, particularly as we continue to grow. We aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals, including becoming a commercial company with a robust pipeline. Our efforts to recruit and retain a talented, passionate and inclusive workforce with different experiences, perspectives, and backgrounds include providing competitive compensation, including equity incentive compensation, and comprehensive benefits that provide resources to help employees and covered dependents manage their health, finances and life outside of work. As of December 31, 2024, and for the last several years, our company turnover rate was and has been significantly lower than the industry market average. Our aspiration and efforts to represent the communities we serve into our efforts also extend to the leadership of the Company, including the Board of Directors and our senior leaders.
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
In addition, we are committed to our employees’ health, safety and well-being. In March 2020, initially in response to the COVID-19 pandemic, we adjusted our workplace policies to allow employees to work from home and we remodeled our work paradigm to one that is flexible and designed to accommodate a range of work profiles from office based to hybrid to fully remote, allowing us to maximize productivity and performance. We have, and plan to continue to, leverage remote hiring supported by virtual processes through which we provided a high level of interpersonal engagement and continued to expand our robust onboarding program to ensure all new hires are grounded in our business and culture.
With the goal of ensuring every employee is included, supported, and treated equitably, our employees have formed various employee resource groups which help to support and guide us as an inclusive, and culturally intelligent workplace. These groups are comprised of a mix of employees from various functions and positions and have worked to identify areas for growth and education in order for the company to develop processes, systems and actions that will enable us to continue to build an inclusive and welcoming workplace.
We also believe in the importance of our employees engaging in our community. In 2024, we hosted our third annual IMPACT day, a company-wide community service day benefiting organizations in the Greater New Haven area and beyond. Giving back to the communities in which we work and live is an integral part of our corporate values and over half of our employees participated in person or virtually. The activities selected support important priorities for Arvinas, including science, technology, engineering, and math (STEM) initiatives, and the Greater New Haven and patient communities.
Available Information
Our principal executive offices are located at 5 Science Park, New Haven, Connecticut 06511. Our telephone number is (203) 535-1456. Our website address is www.arvinas.com.
We make available, through our website and free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the U.S. Securities and Exchange Commission, or the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors and Media,” as a source of information about us. The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K.

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
Our net losses totaled $198.9 million, $367.3 million and $282.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1,531.6 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, proceeds from our collaborations, grant funding and debt financing. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:
•continue our ongoing and planned clinical trials for vepdegestrant for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer; ongoing Phase 1 clinical trials for ARV-393, our PROTAC protein degrader designed to target the BCL6 protein, and ARV-102, our PROTAC degrader designed to target the LRRK2 protein; and our ongoing clinical trials for bavdegalutamide (ARV-110), for the treatment of men with mCRPC;
•progress additional PROTAC protein degrader programs into IND- or CTA-enabling studies and through preclinical development, including our PROTAC KRAS G12D degrader program;
•apply our PROTAC Discovery Engine to advance additional product candidates into preclinical and clinical development;
•expand the capabilities of our PROTAC Discovery Engine;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•ultimately establish a sales, marketing, market access, and distribution infrastructure and capabilities and launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•make or maintain arrangements with third-party manufacturers, or establish manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
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
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our ongoing and initiate our planned clinical trials of vepdegestrant, ARV-393 and ARV-102, in addition to our ongoing bavdegalutamide (ARV-110) clinical trials, advance our other oncology programs, including our KRAS G12D program, and neurodegenerative programs, and continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms or not at all, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We had cash, cash equivalents and marketable securities of approximately $1.0 billion as of December 31, 2024. We believe that our cash, cash equivalents and marketable securities as of December 31, 2024 will enable us to fund our planned operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our ongoing and planned clinical trials for vepdegestrant, ARV-393, ARV-102, and our ongoing clinical trials for bavdegalutamide;
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
Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations with Pfizer and Genentech and our out-license of ARV-766 to Novartis, we do not currently have any committed external source of funds.
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
Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates, conducting Phase 1, Phase 2 and Phase 3 clinical trials for our product candidates, and preparing for commercialization, including by building a commercial infrastructure. However, we have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
In addition, as a business with limited operating experience and no history of revenue-generating commercial activity, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. While we have begun to build such a commercial infrastructure, we may not be successful in such a transition.
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
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, the Tax Cuts and Jobs Act of 2017, commonly referred to as the TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, significantly revised the U.S. Internal Revenue Code of 1986, as amended, or the Code. The TCJA contains, among other things, significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and the limitation of the deduction for net operating losses to 80% of current-year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). In addition, beginning in 2022, the TCJA eliminated the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years or 15 years (for expenditures attributable to foreign research).
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
As of December 31, 2024, we had $111.0 million of federal net operating loss carryforwards, $129.0 million of state and local net operating loss carryforwards, $37.7 million federal tax credit carryforwards and $22.4 million of state tax credit carryforwards. To the extent they expire unused, these net operating loss and tax credit carryforwards will not be available to offset our future income tax liabilities. Federal net operating loss carryforwards may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income in the year in which carryforwards are used.
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
All of our product candidates are in clinical or preclinical development. We are developing vepdegestrant for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer, ARV-393, an investigational PROTAC designed to degrade BCL6, ARV-102, an investigational PROTAC designed to degrade the LRRK2 protein, and we plan to file an IND for our KRAS G12D program in 2025. Additional product candidates are still in preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:
•successfully completing preclinical studies and clinical trials;
•receipt and related terms of marketing approvals from applicable regulatory authorities;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•making or maintaining arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
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
Further, cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our current clinical trials for vepdegestrant, ARV-393, ARV-102, and bavdegalutamide are in both first- and second-line settings. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
Further, we do not know whether clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a DAP for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development.
Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. If we are not able to fulfill these new requirements, our ability to conduct clinical trials may be delayed or halted.
Any of these events could prevent us or our collaborators from achieving or maintaining market acceptance of the affected product candidate, if approved, or could substantially increase costs and expenses of development or commercialization, which could delay or prevent us from generating sufficient revenue from the sale of our products and harm our business and results of operations. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our products, allow our competitors to bring products to market before we do or impair our ability to successfully commercialize our products, which would harm our business and results of operations. In addition, many of the factors that cause, or lead to, clinical trial delays may ultimately lead to the denial of regulatory approval of our product candidates.
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
The results of preclinical studies may not be predictive of the results of clinical trials, and the results of early-stage clinical trials may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our ongoing early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of the ongoing and planned clinical trials of vepdegestrant, ARV-393 and ARV-102, and the ongoing clinical trials of bavdegalutamide, may not be predictive of the results of any future clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our current or future preclinical studies and clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.
Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we have published and may in the future publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, the initial safety, tolerability, pharmacokinetic and efficacy data that we have disclosed in connection with our ongoing clinical trials of vepdegestrant and bavdegalutamide (ARV-110) may not be indicative of the full results of those trials obtained upon completion. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects.
If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we are conducting and planning several clinical trials of vepdegestrant, ARV-393 and ARV-102. We cannot predict how difficult it will be to enroll patients for trials in these indications. Therefore, our ability to identify and enroll eligible patients for our clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:
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
For example, in April 2020, we announced that, as a result of the COVID-19 pandemic, two trial sites for our ongoing Phase 1/2 clinical trial of bavdegalutamide had publicly announced pauses in patient enrollment for clinical trials, including our trials. In addition, one trial site for our ongoing Phase 1/2 clinical trial of vepdegestrant had a pause in patient enrollment for clinical trials, including our trial. We also experienced a short delay in the enrollment for one cohort of one of our vepdegestrant trials as a result of screening slowdowns attributable to COVID-19. In addition, we may engage in conversations with regulators regarding clinical trial protocols, which could result in delays to our anticipated timing to enroll patients in our studies.
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
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, though we have since out-licensed luxdegalutamide (ARV-766) to Novartis, in 2023, we announced that we planned to prioritize the initiation of a Phase 3 clinical trial with luxdegalutamide (ARV-766) in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, marketing or other royalty arrangements or similar transactions in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
We are currently conducting clinical trials of vepdegestrant, ARV-393, ARV-102 and bavdegalutamide (ARV-110) and intend to conduct other clinical trials for each of vepdegestrant, ARV-393, ARV-102 and potentially other product candidates, in combination with other therapies. We did not develop or obtain marketing approval for, nor do we manufacture or sell, any of the currently approved drugs that we are or may study in combination with vepdegestrant, ARV-393 or ARV-102. If the FDA or similar regulatory authorities outside of the United States revoke their approval of the drug or drugs in combination with which we determine to develop vepdegestrant, ARV-393 or ARV-102, we will not be able to market vepdegestrant, ARV-393 or ARV-102 in combination with such revoked drugs.
If safety or efficacy issues arise with any of these drugs, we could experience significant regulatory delays, and the FDA or similar regulatory authorities outside of the United States may require us to redesign or terminate the applicable clinical trials. If the drugs we use are replaced as the standard of care for the indications we choose for vepdegestrant, ARV-393 or ARV-102, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. In addition, if manufacturing or other issues result in a shortage of supply of the drugs with which we determine to combine with vepdegestrant,

ARV-393, ARV-102, we may not be able to complete clinical development of vepdegestrant, ARV-393 or ARV-102 on our current timeline or at all.
Even if vepdegestrant, ARV-393 or ARV-102 were to receive marketing approval or be commercialized for use in combination with other existing drugs, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the drug used in combination with vepdegestrant, ARV-393 or ARV-102 or that safety, efficacy, manufacturing or supply issues could arise with these existing drugs. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our other product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.
We plan to conduct clinical trials for our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.
We plan to conduct clinical trials of our product candidates outside the United States, including our Phase 1 trials for ARV-102 and ARV-393. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.
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
For specific information regarding competition to our assets, see “Item 1. Business—Competition” in this Annual Report on Form 10-K.
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
Risks Related to Dependence on Third Parties
If our collaboration with Pfizer is not successful, we may not be able to capitalize on the market potential of vepdegestrant.
In July 2021, we entered into a collaboration agreement with Pfizer, or the Vepdegestrant (ARV-471) Collaboration Agreement, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound ARV-471, or the Licensed Products. Although pursuant to the terms of the Vepdegestrant (ARV-471) Collaboration Agreement, we and Pfizer share equally (50/50) all development costs, including costs for conducting clinical trials, for the Licensed Products, subject to certain exceptions, our control over the amount and timing of resources that Pfizer dedicates to the development or commercialization of the Licensed Products is limited, including with respect to oversight and management of CMOs and CROs. Our ability to generate revenues from the Vepdegestrant (ARV-471) Collaboration Agreement will depend, in part, on Pfizer’s ability to successfully perform the functions assigned to it in such agreement. We cannot predict the success of this collaboration with Pfizer, and we cannot guarantee that this collaboration will lead to development or commercialization of the Licensed Products in the most efficient manner or at all.
If this collaboration with Pfizer does not result in the successful development and commercialization of Licensed Products, or if Pfizer terminates the Vepdegestrant (ARV-471) Collaboration Agreement, which it may do for convenience subject to certain notice periods, we may not receive any of the $1.4 billion in contingent payments based on specified regulatory and sales-based milestones for the Licensed Products under the Vepdegestrant (ARV-471) Collaboration Agreement.
We currently depend, and expect to continue to depend, on collaborations, license arrangements, and other strategic alliances with third parties for the research, development, and the potential future commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.
We currently have, and anticipate in the future seeking additional, third-party collaborators for the research, development, and potential future commercialization of some of our PROTAC programs. For example, in September 2015 we entered into a research collaboration with Genentech, which we amended and restated in November 2017; in December 2017 we entered into a research collaboration with Pfizer; in July 2021 we entered into a development and commercialization collaboration with Pfizer; and in April 2024 we entered into an out-license agreement with Novartis. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies and biotechnology companies. Any such arrangements with third parties will likely limit our control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them, and we cannot predict the success of any collaboration that we enter into. We may enter into strategic collaborations that we subsequently no longer wish to pursue, and we may not be able to negotiate strategic collaborations on acceptable terms, or at all. At the current time, we cannot predict what form any future strategic collaboration might take, and we are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document.
Any collaborations involving our research programs or any product candidates we may develop, including our current collaborations with Pfizer and Genentech and out-license to Novartis pose the following risks to us:
•Collaborators and licensees have significant discretion in determining the efforts and resources that they will apply to these collaborations or licenses. For example, our research collaboration with Pfizer are managed by a joint research committee composed of an equal number of representatives from us and our respective collaborative partners, with the collaborative partner having final decision-making authority. In addition, following our out-license of luxdegalutamide (ARV-766) to Novartis, Novartis is responsible for worldwide clinical development and commercialization of ARV-766 and therefore has full decision-making authority with respect to the luxdegalutamide (ARV-766) program.
•Collaborators or licensees may not pursue development and commercialization of any product candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s or licensee's strategic focus or available funding or external factors such as an acquisition or business combination that diverts resources or creates competing priorities.
•Collaborators have broad rights to select any target for protein degradation development on an exclusive basis, even as to us, so long as not excluded by us under the terms of each collaboration and may select targets we are considering but have not taken sufficient action to exclude under the collaboration.
•Collaborators and licensees may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing.
•Collaborators and licensees could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

•Collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products.
•Collaborators and licensees may not properly obtain, maintain, enforce, or defend our intellectual property or proprietary rights or may use our proprietary information in such a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, Pfizer, Genentech and Novartis have the first right to enforce or defend certain intellectual property rights under the applicable collaboration arrangement or license agreement with respect to particular licensed programs, and although we may have the right to assume the enforcement and defense of such intellectual property rights if the collaborator does not, our ability to do so may be compromised by their actions.
•Disputes may arise between the collaborators or licensees and us that result in the delay or termination of the research, development, or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.
•We may lose certain valuable rights under circumstances identified in our collaborations and licenses, including if we undergo a change of control.
•Collaborations and licenses may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of Genentech and Pfizer can terminate its agreement with us in its entirety or with respect to a specific target for convenience subject to specified notice periods, in certain cases as short as 60 days, or in connection with a material breach of the agreement by us that remains uncured for a specified period of time. Novartis may terminate its agreement with us upon our material breach or for convenience or upon a safety or regulatory issue, subject to specified notice periods.
•Collaboration or license agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator or licensee of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration or license could be delayed, diminished, or terminated.
If our collaborations and licenses do not result in the successful development and commercialization of products, or if one of our collaborators or licensees terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration or license, as appropriate. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators or licensees terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or licensee or attract new collaborators or licensees, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, marketing approval, and commercialization described in this Annual Report on Form 10-K apply to the activities of our collaborators.
We may seek to establish additional collaborations or out-license the development of our product candidates. If we are not able to establish collaborations or enter into these out-licenses on commercially reasonable terms, we may have to alter our business development plans or product development and commercialization plans.
To realize the full potential of our PROTAC Discovery Engine and accelerate the development of additional PROTAC programs, we plan to continue to selectively pursue collaborations with leading biopharmaceutical companies with particular experience, including development and commercial expertise and capabilities. We face significant competition in attracting appropriate collaborators to advance the development of any product candidates for which we may seek a collaboration. We also may choose to out-license product candidates at any time. Whether we reach a definitive agreement for a collaboration or out-license will depend, among other things, upon our assessment of the potential collaborator’s or licensee's resources and expertise, the terms and conditions of the proposed collaboration or license, and the proposed collaborator’s or licensee's evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or other regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, the terms of any existing collaboration or license agreements, and industry and market conditions generally. The collaborator or licensee may also have the opportunity to collaborate on other product candidates or technologies for similar indications and will have to evaluate whether such a collaboration could be more attractive than one with us.
Collaborations and licenses are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical companies has reduced the number of potential future collaborators. Our existing collaboration and license agreements limit our ability to enter into future agreements on certain terms with potential collaborators. For example, we have granted exclusive rights to Genentech and Pfizer for the discovery, development and commercialization of PROTAC targeted protein degraders directed to certain protein targets, and during the terms of those agreements, we will be restricted from granting rights to other parties to use our PROTAC technology for those targets. In addition, we granted an exclusive worldwide license for the development, manufacture and commercialization of luxdegalutamide (ARV-766) to Novartis and during the term of the Novartis License Agreement, is restricted from granting rights to other parties related to luxdegalutamide (ARV-766). Any collaboration or license we enter into may limit our ability to enter into future agreements on particular terms or covering similar target indications with other potential collaborators or licensees.
We may not be able to negotiate collaborations or licenses on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate or license, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate revenue from product sales, which could have an adverse effect on our business, prospects, financial condition and results of operations.
We rely and expect to continue to rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
We currently rely and expect to continue to rely on third-party CROs to conduct our ongoing and planned clinical trials. We currently do not plan to independently conduct any clinical trials of vepdegestrant, ARV-393 or ARV-102, and have not independently conducted any clinical trials of our product candidates, including bavdegalutamide, to date. Agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.
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

We rely on third-party CMOs for the manufacture and testing of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on third-party CMOs for both drug substance and finished drug product as well as the building blocks used to manufacture drug substance and the testing of the same. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
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
Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Some of our manufacturers are based outside of the United States, including the manufacturers of the building blocks for our drug substances which are based in China and India. For example, as a result of the COVID-19 pandemic, in the first quarter of 2020, the production of certain building blocks for the drug substance used in the manufacture of vepdegestrant was delayed at one of our China-based manufacturers. While this production delay did not delay the overall clinical development of our product candidates, other delays in the manufacture of building blocks, drug substance or drug products for our product candidates could arise, which could have a material adverse effect on our clinical development.
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
Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.
The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. In March 2018, the Trump administration announced the imposition of tariffs on steel and aluminum entering the United States and in June 2018, the Trump administration announced further tariffs targeting goods imported from China. Recently both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry.
Further, some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. In addition, the recently proposed BIOSECURE Act introduced in the House of Representatives, as well as a substantially similar bill in the Senate, targets certain Chinese biotechnology companies. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.
Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our manufacturing service arrangements with WuXi. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.
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
Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We may need to increase product liability insurance coverage as we expand our clinical trials and if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
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
We are party to an amended and restated license agreement with Yale that provides us with the foundational intellectual property rights for our PROTAC targeted protein degradation technology. This license agreement imposes diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations, including achieving specified milestone events, Yale may have the right to terminate this license, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from Yale and may face other penalties. Such an occurrence would materially adversely affect our business prospects. For a variety of purposes, we will likely enter into additional licensing and funding arrangements with third parties that may also impose similar obligations on us.
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
Risks Related to Regulatory Approval and Marketing of Our Product Candidates, Our Industry and Other Legal and Compliance Matters
The regulatory approval process of the FDA is lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.
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
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
Further, under the Pediatric Research Equity Act, or PREA, an NDA, or supplement to an NDA for certain drugs and biological products must contain data to assess the safety and effectiveness of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Pediatric Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.
In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and the Centers for Medicare & Medicaid Services, or the CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Finally, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.
Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.
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
In addition, the United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The United Kingdom and EU have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. From January 1, 2025 on, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.
As of January 1, 2025, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EU/European Economic Area, or EEA, member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023 and the European Parliament requested several amendments in April 2024. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.
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
Government shut downs, or other disruptions to the FDA, the SEC, department of health and human services, and other government agencies or departments, including as a result of inadequate funding or other decisions impacting these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner or prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, layoffs, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
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
These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, as we have with the investigation of vepdegestrant for monotherapy in the treatment of adults with ER+/HER- locally advanced or metastatic breast cancer previously treated with endocrine based therapy, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
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
We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. The FDA and comparable foreign regulatory authorities may also impose requirements for costly surveillance to monitor the safety or efficacy of an approved drug. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA and other U.S. or foreign agencies, including the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or our collaborators communicate about any of our product candidates for which we, or they, receive marketing approval in a way that regulators assert goes beyond their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Alleged violations of the FDCA or other statutes, including the False Claims Act, or the FCA, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.
We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. This guidance was finalized in January 2025.
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
•Transparency Requirements - the federal physician transparency requirements known as the Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires manufacturers of drugs, medical devices, biological and medical supplies covered by Medicare, Medicaid, or State Children’s Health Insurance Program to report annually to the CMS within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•Analogous State, Local and Foreign Laws - analogous state, local and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader than similar federal laws, can apply to claims involving health care items or services regardless of payor, and are enforced by many different federal and state agencies as well as through private actions.
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
In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.
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
As a response to the CJEU decision, former President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.
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
In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for prescription drugs purchased through a pharmacy by the elderly and disabled and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this statute provides authority for limiting the number of drugs that will be covered in any therapeutic class, subject to certain exceptions. Cost reduction initiatives and other provisions of this statute could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. In March 2010, former President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted These changes include, the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031. Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by former President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
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
In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it only began to apply in January 2025 and it has a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It permits EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription products from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of October 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. Vermont has submitted a concept letter to the HHS. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.
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
On August 16, 2022, the IRA was signed into law by former President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of enrolling in a plan providing outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
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
The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced the selection of 15 additional drugs covered by Part D for the second cycle of negotiations. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.
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
On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas Pharma Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis AG, AstraZeneca plc and C.H. Boehringer Sohn AG & Co. KG, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
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
Social media platforms and Artificial Intelligence, or AI, based platforms present new risks and challenges to our business.
As social media continues to expand, it also presents us with new risks and challenges. Social media is increasingly being used to communicate information about us, our programs and the diseases our product candidates are being developed to treat. Social media practices in the biopharmaceutical industry are evolving, creating uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations or other consequences. Further, the accidental or intentional disclosure of non-public information by our workforce or others through media channels could lead to information loss. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. The nature of social media prevents us from having real-time control over postings about us on social media. We may not be able to reverse damage to our reputation from negative publicity or adverse information posted on social media platforms or similar mediums. If any of these events were to occur or we otherwise fail to comply with application regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business including quick and irreversible damage to our reputation, brand image and goodwill. Additionally, AI-based platforms are increasingly being used in the biopharmaceutical industry. The use of AI platforms by people, including our vendors, suppliers and contractors, with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the unauthorized release of such information, which may negatively impact our company, including our ability to realize the benefit of our intellectual property.
Risks Related to Employee Matters and Managing Growth
Our future success depends on our ability to retain key employees, consultants and advisors and to attract, train, retain and motivate qualified personnel.
Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. Although we have offer letters or employment agreements with each of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
Recruiting and retaining qualified scientific, clinical, manufacturing, sales, marketing and market access personnel has been and will continue to be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees, consultants and advisors may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products.
While we offer remote and hybrid work arrangements, allowing us to seek talent from outside our New Haven headquarters area, we still may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of the other biopharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our investigational products and to grow our business and operations as currently contemplated.
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
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, manufacturing, regulatory and medical affairs and compliance and, if any of our product candidates receives marketing approval, sales, marketing, market access and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and train additional qualified personnel. Any future growth will impose significant added responsibilities on members of management, including, but not limited to:
•identifying, recruiting, training, integrating, retaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical and FDA review process for vepdegestrant and any product candidate we develop, while complying with our contractual obligations to contractors and other third parties, including our partners and collaborators; and
•improving our managerial, operational and financial controls, reporting systems and procedures.

In addition, we may collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems.
Our future financial performance and our ability to advance the development of and, if approved, commercialize vepdegestrant and any other product candidate we develop will depend, in part, on our ability to effectively manage any future growth and, as needed, collaborate with third parties. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
Our internal computer systems and those of our collaborators, contractors, consultants and other third parties are vulnerable to cyber attacks, cyber intrusions and security breaches, which could not only materially disrupt our business operations and result in the loss of confidential information, but could also damage the integrity of our clinical trials, impact our regulatory filings, compromise our ability to protect our intellectual property, and subject us to regulatory actions that could result in significant fines or other penalties.
Our internal computer systems and those of any collaborators, contractors, consultants or other third parties that we work with, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or collaborators and other business partners, or from cyber-attacks by malicious third parties. In recent years, cyber-attacks have increased in their frequency, sophistication and intensity, and have become increasingly difficult, time consuming and costly to detect and we have experienced certain attacks, though minor, related to third-party vendors. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. These types of incidents continue to be prevalent and pervasive across industries, including in our industry. In addition, we expect information security risks to continue to increase due to the proliferation of new technologies, including artificial intelligence, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors.
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
We may be subject to securities litigation, which is expensive and could divert management attention.
Our stock price has been and likely will continue to be volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation and shareholder derivative litigation. Such litigation, if instituted against us, whether successful or not, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations and prospects.
Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to significantly influence or control all matters submitted to stockholders for approval.
Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 42% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence or control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence or control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:
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
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Company, or Piper Sandler, and Cantor Fitzgerald & Co., or Cantor, as agents, pursuant to which we we sold 1,449,275 shares of common stock in at-the-market offerings, resulting in net proceeds of approximately $36.0 million. In November 2023, we amended and restated the Equity Distribution Agreement with Piper Sandler and Cantor, pursuant to which we may offer and sell from time to time, through the agents, up to an additional approximately $262.8 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the year ended December 31, 2024, since the amendment and restatement of the agreement, no shares were issued under this agreement.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
We have processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to provide protection for our information assets and operations from internal and external cyber threats, including protecting employee and patient information from unauthorized access or attack, as well as secure our networks and systems. These processes include physical, procedural and technical safeguards, response plans, regular tests on our systems, incident simulations and routine reviews of our policies and procedures to identify risks and enhance our practices. As part of our overall risk mitigation strategy, we maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches. We have engaged external parties, including consultants, computer security firms and risk management, and legal and governance experts, to enhance our cybersecurity oversight. We also employ processes to identify material risks from cybersecurity threats associated with our use of third-party service providers.

Based on an assessment using the previously described risk mitigation strategy, we do not believe there are currently any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. See “Our internal computer systems and those of our collaborators, contractors, consultants and other third parties are vulnerable to cyber attacks, cyber intrusions and security breaches, which could not only materially disrupt our business operations and result in the loss of confidential information, but could also damage the integrity of our clinical trials, impact our regulatory filings, compromise our ability to protect our intellectual property, and subject us to regulatory actions that could result in significant fines or other penalties” in Part I, Item 1A. “Risk Factors” for additional information.
Our Audit Committee of our Board of Directors, or the Audit Committee, provides direct cybersecurity risk oversight, and provides regular updates to the Board of Directors regarding such oversight. The Audit Committee receives quarterly updates from management and the Cybersecurity Board, as discussed in further detail below, regarding cybersecurity matters, and is notified between such updates regarding significant new cybersecurity risks, threats or incidents. We also provide updates to the full Board of Directors regarding cybersecurity risks, threat landscape and risks, as appropriate.
We have a cross-functional Cybersecurity Board led by our Senior Vice President, Information Technology Systems & Security serving as the chair and consisting of executive-level and non-executive level leaders, including among others, our Chief Financial Officer and General Counsel. This board is responsible for reviewing, engaging and making decisions related to the execution and continuous improvement of cybersecurity strategy, processes and governance impacting our information systems, employees, partners and patients. Our Senior Vice President, Information Technology Systems & Security leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Our Senior Vice President, Information Technology Systems & Security is an experienced senior leader with more than 25 years of experience in information technology within the pharmaceutical industry leading a team of employees and consultants with a breadth of experience including security management experience along with CISSP certification.
In an effort to deter and detect cyber threats, we periodically provide our workforce, including all employees and contingent staff, with a privacy, data protection, cybersecurity and incident response, and prevention education and awareness program, which includes annual and supplemental training covering a range of timely and relevant topics. Past topics have included social engineering, phishing, password protection, confidential data protection, asset use, and mobile security. This education and awareness program functions to educate employees on the importance of reporting all incidents immediately. In addition, we perform monthly phishing test campaigns to reinforce identification and reporting training. We automatically assign online reinforcement training upon initial phish test failure and may follow-up one-on-one as needed. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs. Lastly, we perform annual penetration tests conducted by independent, third-party cybersecurity firms and ongoing vulnerability assessments conducted by the internal security team.
Item 2. Properties.
As of December 31, 2024, we leased approximately 66,000 square feet of office and laboratory space in New Haven, Connecticut. On December 31, 2024 and February 10, 2025, we entered into certain lease amendments, and on January 15, 2025, we entered into a lease termination agreement, with respect to certain of our rented office and laboratory space. As a result of these amendments and termination, we currently lease approximately 70,600 square feet of office and laboratory space in New Haven, Connecticut under leases, as amended, that expire in December 2029. Beginning March 1, 2025, we will lease approximately 73,500 square feet of office and laboratory space in New Haven, Connecticut under leases, as amended, that expire in December 2029. We believe that our facilities are sufficient to meet our current needs and that suitable additional or alternative space will be available as and when needed on commercially reasonable terms for our future growth.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol “ARVN.”
Holders
As of February 7, 2025, there were approximately 23 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in respect of our common stock in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects, then applicable contractual restrictions and any other factors deemed relevant by our board of directors.
Recent Sales of Unregistered Securities
We did not issue any securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during the year ended December 31, 2024.
Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.
Performance Graph
The following performance graph shows a comparison of cumulative total shareholder returns on our common stock with the Nasdaq Composite Index and the Nasdaq Biotechnology Index from December 31, 2019 through December 31, 2024. The graph assumes an investment of $100 on December 31, 2019 in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes that any dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance. The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Arvinas, Inc.
Nasdaq Composite Index
Nasdaq Biotechnology Index
250
200
150
100
50
0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024

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
Overview
Our Business
We are a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases. Through our PROteolysis TArgeting Chimera, or PROTAC, Discovery Engine, our technology platform to engineer proteolysis-targeting chimeras, or PROTAC targeted protein degraders, we are pioneering the development of protein degradation therapies designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. We have a robust preclinical pipeline of PROTAC protein degraders targeting a broad range of intracellular disease targets, including those representing proteins that currently cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” targets. We are using our PROTAC Discovery Engine to build an extensive pipeline of protein degradation product candidates to target diseases in areas of unmet need, including oncology (including hematology and immuno-oncology), neuroscience, and other therapeutic areas. We and our collaborators have initiated programs across multiple therapeutic areas with the goal of developing and delivering life-changing therapies to patients in need. We are currently progressing multiple product candidates through clinical development programs, including vepdegestrant, targeting the estrogen receptor, or ER, for the treatment of locally advanced or metastatic ER positive / human epidermal growth factor receptor 2, or HER2, negative, or ER+/HER2-, breast cancer; ARV-393, targeting the B-cell lymphoma 6, or BCL6, protein for the treatment of relapsed/refractory non-Hodgkin Lymphoma, or NHL; and ARV-102, targeting the leucine-rich repeat kinase 2, or LRRK2, protein for the treatment of neurodegenerative disorders. We also have programs in preclinical development, including our Kirsten rat sarcoma, or KRAS, G12D program.
In addition to the programs above and our early-stage collaborations, including with Pfizer, Inc., or Pfizer, and Genentech, Inc. and F. Hoffman-La Roche Ltd., or Genentech, we are conducting exploratory research and development work on multiple other undisclosed targets.

Further, in 2024, we had two programs designed to target the androgen receptor, or AR, luxdegalutamide (ARV-766) and bavdegalutamide (ARV-110). In the second quarter of 2024, we entered into and closed a transaction, or the Novartis Transaction, with Novartis Pharma AG, or Novartis, pursuant to which we granted Novartis an exclusive worldwide license for the development, manufacture and commercialization of luxdegalutamide (ARV-766). As of December 31, 2024, we completed the transition of our ongoing and planned clinical trials of luxdegalutamide (ARV-766) to Novartis. Based on a decision early in the fourth quarter of 2023 to prioritize clinical development of luxdegalutamide (ARV-766), we will not be enrolling new patients into our ongoing trial activities with bavdegalutamide (ARV-110-101 and ARV-110-103) and we expect to wind down our bavdegalutamide programs after completion of these ongoing clinical trials.
Oncology Programs: Vepdegestrant and ARV-393
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
We, along with Pfizer, have several ongoing clinical trials of vepdegestrant, designed to potentially position vepdegestrant as a backbone ER-targeting therapy in treating breast cancer, including:
•VERITAC-2, a Phase 3 second/third-line clinical trial evaluating vepdegestrant as a monotherapy, in advanced/metastatic breast cancer patients, for which we completed enrollment of patients in the fourth quarter of 2024;
•VERITAC, a Phase 2 dose expansion trial to evaluate two doses (200 mg and 500 mg) of vepdegestrant monotherapy in metastatic breast cancer patients, for which enrollment of patients is complete;
•TACTIVE-K, a Phase 1b/2 clinical trial of vepdegestrant in combination with Pfizer's CDK4, inhibitor, atirmociclib (PF-07220060), for which we are currently enrolling patients globally;
•TACTIVE-N, a Phase 2 clinical trial of vepdegestrant as a monotherapy in the neoadjuvant breast cancer setting, for which we completed enrollment of patients in the first quarter of 2024;
•TACTIVE-U, Phase 1b/2 clinical trials of vepdegestrant in combination with multiple targeted therapies including abemaciclib, ribociclib or Carrick Therapeutics, Inc.'s, or Carrick, cyclin-dependent kinase 7, or CDK7 inhibitor, samuraciclib, for which we have completed enrollment for the abemaciclib trial and are currently enrolling patients globally for the ribociclib and samuraciclib trials; and
•TACTIVE-E, a Phase 1b clinical trial evaluating vepdegestrant in combination with everolimus in metastatic breast cancer patients, for which enrollment of patients is complete.
As part of our global collaboration with Pfizer, we expect to announce topline data for the VERITAC-2 clinical trial in a topline press release in the first quarter of 2025 and present the full results of the VERITAC-2 clinical trial at a medical conference in 2025. We completed enrollment for this clinical trial in the fourth quarter of 2024.
Additional detail regarding each of these trials, the I-SPY-2 trial and certain other vepdegestrant trials, is included in Part I, Item 1. Business of this Annual Report on Form 10-K.
In the first quarter of 2025, we announced that we, as part of our global collaboration with Pfizer, plan to initiate two new Phase 3 combination trials of vepdegestrant in patients with ER+/HER2- metastatic breast cancer in 2025, pending emerging data and regulatory feedback:
•A first-line Phase 3 combination trial with Pfizer’s CDK4 inhibitor, atirmociclib; and
•A second-line Phase 3 combination trial with a CDK/6 inhibitor.
With the prioritization of the vepdegestrant plus atirmociclib combination for the first-line setting, VERITAC-3, a Phase 3 clinical trial evaluating vepdegestrant plus IBRANCE® (palbociclib) in the first-line setting, will not proceed beyond the study lead-in. We and Pfizer had previously gained alignment with the FDA on an approach for VERITAC-3 in the first quarter of 2023, and in the second quarter of 2023, we, along with Pfizer, initiated the study-lead in of the VERITAC-3 Phase 3 clinical trial in combination with palbociclib as a first-line treatment in patients with ER+/HER2- locally advanced or metastatic breast cancer. We completed enrollment of patients in the study lead-in of VERITAC-3 in the second quarter of 2024. The decision to prioritize vepdegestrant in combination with atirmociclib in the first-line setting was based on the totality of evidence from the ongoing Phase 1b/2 TACTIVE-K combination clinical trial evaluating vepdegestrant in combination with atirmociclib in the late-line setting and our trials evaluating vepdegestrant in combination with palbociclib.
Hematology Program: ARV-393
ARV-393 is an investigational, orally bioavailable PROTAC designed to degrade BCL6, a transcriptional repressor and a key regulator of normal B-cell maturation and differentiation processes. Deregulation of BCL6 function (e.g., via chromosomal translocation, mutations) may lead to malignant transformation and development of NHL. Prior to the advent of PROTAC technology, the BCL6 protein was considered "undruggable." We believe that ARV-393 PROTAC-mediated degradation of BCL6 may provide an important novel therapeutic option for patients with NHL.
In the second quarter of 2024, we presented preclinical data for ARV-393 at the European Hematology Association 2024 Annual Congress, which showed anti-tumor activity in preclinical models of B-cell lymphoma. In these preclinical models, ARV-393 potently and rapidly degraded the BCL6 protein and inhibited cell growth in DLBCL and Burkitt cell lines. ARV-393 showed tumor growth inhibition, including tumor regression, in various DLBCL cell line-derived xenograft models and in multiple patient-derived xenograft models of NHL including germinal center B-cell-like, or GCB, activated B-cell, or ABC, GCB/ABC, and BCL not otherwise specified subtypes of DLBCL, and Burkitt lymphoma. We plan to present preclinical data of ARV-393 in combination with standard of care biologic agents and small molecule inhibitors in high grade and aggressive diffuse large B-cell lymphoma in vivo models at the American Association for Cancer Research Annual Meeting in the second quarter of 2025.

In the first quarter of 2024, we announced that the FDA cleared our IND for ARV-393. We initiated our first-in-human Phase 1 clinical trial of ARV-393 in patients with relapsed or refractory NHL in the second quarter of 2024 and are currently recruiting patients for this clinical trial. This is an open-label, multicenter, Phase 1 dose escalation study to evaluate the safety, tolerability and preliminary anti-tumor activity of ARV-393 as a single agent in adult patients with relapsed/refractory NHL. Going forward, we expect to continue recruiting patients for this clinical trial and plan to disclose preliminary data from the ongoing Phase 1 clinical trial in patients with NHL in 2025.

Neuroscience Program: ARV-102
ARV-102 is our first oral PROTAC protein degrader in development to treat neurodegenerative diseases. In preclinical studies, ARV-102 has been shown to cross the blood-brain barrier and degrade LRRK2, which is a large multidomain scaffolding kinase. In human genetics, single cell ribonucleic acid sequencing from post-mortem PD brain samples and protein data from PD patient derived induced pluripotent stem cell microglia suggest that increased activity and expression of LRRK2 are genetically involved in the pathogenesis of neurological diseases including PSP and PD.
In the second quarter of 2024, we presented preclinical data at the Biennial International LRRK2 Meeting, which further supported the potential of PROTAC-induced LRRK2 degradation as a potential treatment for neurodegenerative diseases. The preclinical data presented at the Biennial International LRRK2 Meeting highlighted, with our PROTAC LRRK2 degrader, near complete LRRK2 target engagement, as well as LRRK2 degradation, in mouse and non-human primate, or NHP, lung and brain. The preclinical data also showed differing effects of the PROTAC LRRK2 degraders in the lungs compared to kinase inhibitors, suggesting reduced pulmonary function risk, including:
•substantially less Type II pneumocyte enlargement compared to MLi-2, an experimental LRRK2 kinase inhibitor;
•surfactant protein accumulation in mouse lung was observed after treatment with the LRRK2 kinase inhibitor MLi-2, but not after treatment with the PROTAC LRRK2 degrader; and
•no evidence of collagen deposition in lung to date with PROTAC LRRK2 degraders in NHPs.
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
The European Medicines Agency cleared our clinical trial application for ARV-102 in the fourth quarter of 2023. We currently are conducting two clinical trials with ARV-102, a Phase 1 clinical trial in healthy volunteers and a Phase 1 clinical trial in patients with PD.
We initiated the first-in-human Phase 1 clinical trial for ARV-102 in the first quarter of 2024. The trial is evaluating the safety, tolerability, pharmacokinetics, and pharmacodynamics of ARV-102, including the evaluation of LRRK2 degradation and exploratory LRRK2 pathway biomarkers. In the second quarter of 2024, we received health authority approval to initiate the multiple ascending dose, or MAD, portion of the ongoing Phase 1 clinical trial of ARV-102 in healthy volunteers, and we initiated the MAD portion of this clinical trial in the third quarter of 2024. We completed enrollment of this MAD cohort in the first quarter of 2025.
We completed enrollment in the SAD portion of the Phase 1 clinical trial of ARV-102 in healthy volunteers at the Centre for Human Drug Research in Leiden, the Netherlands in the third quarter of 2024. We plan to present SAD data from the ongoing Phase 1 clinical trial of ARV-102 in healthy volunteers in an oral session at the Alzheimer’s Disease/Parkinson’s Disease (AD/PD) conference in Vienna, Austria in the second quarter of 2025, demonstrating bioavailability and brain penetration with dose dependent exposure in cerebral spinal fluid, or CSF, and degradation of LRRK2 in the periphery and CSF of healthy volunteers.
In the fourth quarter of 2024, we initiated dosing of the first patients with PD in the SAD portion of the Phase 1 clinical trial of ARV-102. We plan to complete enrollment and present initial data from the ongoing SAD Phase 1 clinical trial of ARV-102 in patients with PD and initiate the MAD portion of the Phase 1 clinical trial in patients with PD in 2025.

Our Preclinical Programs
We have active preclinical programs and in line with our therapeutic strategies in oncology and neurologic disorders, we assess potential exploratory programs on a target-by-target basis to decide whether our PROTAC targeted protein degraders provide a compelling differentiated approach over standard-of-care or other, existing or potential competing mechanisms of action directed against a specific target. In the case of currently or historically undruggable targets, we assess whether the features of our PROTAC targeted protein degraders, including their potential to degrade proteins via sites other than enzymatic active sites and the ability to initiate the degradation process using only weak binders, offer us opportunities to degrade those targets.
Oncology
KRAS is a driver oncogene in several major tumor types and is associated with poor prognosis and resistance to standards of care. Preclinically, our degrader is a highly selective and potent molecule that demonstrates dose-responsive degradation of KRAS G12D, leading to robust antitumor activity in KRAS G12D mutated cancers including pancreatic and colorectal cancers. In the second quarter of 2023, we presented in vivo and in vitro data at the AACR - Targeting RAS Special Conference that demonstrated that our PROTAC KRAS G12D degraders were potent, selective and led to tumor stasis in a mouse xenograft model with intermittent dosing and degradation of KRAS G12D provides an advantage versus inhibition in vitro and in vivo. Our degrader is designed to eliminate, rather than inhibit, KRAS G12D, and preclinically it was 30-fold more potent than an inhibitor in vitro and provided additional aspects of differential biology contributing to its potent and broad antitumor effect in vivo. Our KRAS G12D program is currently in preclinical development and we anticipate filing an Investigational New Drug application for our PROTAC KRAS G12D degrader in 2025.
Our exploratory and research activities in oncology include programs directed to degrade KRAS, as noted above; Myc, an oncogenic transcription factor driving tumor cell proliferation; and hematopoietic progenitor kinase 1, a suppressor of T cell activation.
Neurologic Diseases
We have conducted preclinical studies to establish the potential of our PROTAC Discovery Engine in the central nervous system, or CNS, for the treatment of neurodegenerative diseases, including tauopathies, the largest of which is Alzheimer’s disease. We have demonstrated that tau PROTAC protein degrader molecules could be dosed peripherally and degrade pathogenic tau in the brain of mouse tauopathy models.
In preclinical studies, we have demonstrated that PROTAC alpha-synuclein degraders can specifically degrade aggregated forms of the protein. We have conducted in vitro experiments in cells expressing the A53T mutant form of alpha-synuclein, a mutation that causes aggregation of alpha-synuclein and early-onset PD in patients. We treated these cells with alpha-synuclein targeting PROTAC degraders at 1 μM for 48 hours.

In addition to our tau and alpha-synuclein programs, our neuroscience pipeline includes a program directed to mutant huntingtin, or mHTT, a key protein target for Huntington’s disease. We have identified ligands that bind to mutant mHTT protein without binding to wild-type HTT protein in preclinical studies. This selectivity differentiates these ligands from other small molecule splice modulators that reduce both mHTT and wild-type HTT protein. We believe that our discovery of selective PROTAC mHTT degraders has the potential to eliminate the toxic mHTT protein that causes this devastating disease. In our preclinical neurology research efforts, we have expanded our focus into additional mechanisms that contribute to the pathologic dysfunction in the brain including those that contribute to neuroinflammation and aging.
Other Programs: Luxdegalutamide (ARV-766) and Bavdegalutamide (ARV-110)
We have been developing luxdegalutamide (ARV-766) and bavdegalutamide (ARV-110), each an investigational orally bioavailable, AR degrading PROTAC targeted protein degrader, for the treatment of men with mCRPC. Both luxdegalutamide (ARV-766) and bavdegalutamide (ARV-110) demonstrated activity in preclinical models of AR overexpression and AR mutations, both common mechanisms of resistance to current standard-of-care agents in men with prostate cancer. Early in the fourth quarter of 2023, based on signs of superior tolerability and efficacy of luxdegalutamide (ARV-766) in clinical settings to date as compared to bavdegalutamide (ARV-110), we prioritized the initiation of a Phase 3 clinical trial with luxdegalutamide (ARV-766) in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide. We will not be enrolling new patients into our ongoing trial activities with bavdegalutamide (ARV-110-101 and ARV-110-103) and we expect to wind down our bavdegalutamide program after completion of these clinical trials.
In the second quarter of 2024, we entered into and closed the Novartis Transaction, including both a license agreement (the “Novartis License Agreement”) and an asset purchase agreement (the “Novartis Asset Agreement”). Pursuant to the Novartis License Agreement, we granted Novartis an exclusive worldwide license for the development, manufacture and commercialization of luxdegalutamide (ARV-766), our second generation PROTAC AR degrader for patients with prostate cancer and, as of December 31, 2024, we completed the transition of our ongoing and planned clinical trials of luxdegalutamide (ARV-766) to Novartis. Pursuant to the Novartis Asset Agreement, we sold Novartis all of our rights, title and interest in our PROTAC protein degrader targeting AR-V7, a splice variant of the AR.
Our Operations
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials, establishing arrangements with third parties for collaborations and for the manufacture of initial quantities of our product candidates and preparing for commercialization, including by beginning to build a commercial infrastructure. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of assets and equity interests, proceeds from collaborations and a licensing arrangement, grant funding and debt financing. Since inception through December 31, 2024, we raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests and the exercise of stock options, and had received an aggregate of $913.0 million in payments primarily from collaboration partners and a licensing arrangement.

We are a clinical-stage company, with product candidates in clinical development and other drug discovery activities in the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses and expect to incur increasing operating losses for at least the next several years due to costs associated with our ongoing and anticipated preclinical and clinical activities, development activities, research activities in oncology, neurological and other disease areas to expand our pipeline, hiring additional personnel in research, clinical trials, quality and other functional areas, including general and administrative, sales and commercial as we move towards potential commercialization, increased expenses incurred with CMOs to supply us with product for our preclinical and clinical studies and expenses incurred with contract research organizations, or CROs, for the synthesis of compounds in our preclinical development activities, as well as other associated costs including those related to partnering with us on our clinical trial portfolio and the management of our intellectual property portfolio.

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
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Our revenues to date have been generated through research collaborations, a licensing arrangement and an asset sale. Revenue is recognized ratably over our expected performance period under each agreement. We expect that any revenue recognized in the near term will be derived primarily from our current collaboration agreements and licensing arrangement and any additional arrangements that we may enter into in the future. To date, we have not received any development, regulatory and commercial milestone payments or royalties under any of the collaboration agreements or licensing arrangement.
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
Pursuant to the Novartis License Agreement, we granted Novartis an exclusive worldwide license for the development, manufacture and commercialization of luxdegalutamide (ARV-766), our second generation PROTAC AR degrader for patients with prostate cancer. Pursuant to the Novartis Asset Agreement, we sold to Novartis all of our rights, title and interest in our PROTAC protein degrader targeting AR-V7, a splice variant of the AR.
Under the terms of and as consideration for entering into the Novartis Transaction, we received a one-time, upfront payment in the aggregate amount of $150.0 million from Novartis. Under the Novartis License Agreement, we are also eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory, and commercial milestones for luxdegalutamide (ARV-766) being met, as well as tiered royalties based upon worldwide net sales of luxdegalutamide (ARV-766), subject to reduction under certain circumstances as provided in the Novartis License Agreement.
The Novartis License Agreement will continue on a country-by-country basis (or, in certain cases, a region-by-region basis) until the expiration of the applicable royalty term for such country (or region, as applicable). The Novartis License Agreement contains customary termination provisions, including that either party may terminate the Novartis License Agreement (a) upon the material breach of the other party or (b) in the event the other party experiences an insolvency event. Additionally, Novartis may terminate the Novartis License Agreement for convenience or upon a safety or regulatory issue.
Pfizer Vepdegestrant (ARV-471) Collaboration Agreement
In July 2021, we entered into the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound vepdegestrant (ARV-471), or the Licensed Products.
Under the Vepdegestrant (ARV-471) Collaboration Agreement, we received an upfront, non-refundable payment of $650 million. In addition, we are eligible to receive up to an additional $1.4 billion in contingent payments based on specified regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones.
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
We will be the marketing authorization applicant and, subject to approval, can book sales in the United States, while Pfizer will hold marketing authorizations outside the United States. We will determine with Pfizer which, if any, regions within the world will be solely commercialized by one party, and in such region the parties will adjust their share of all profits and losses for the Licensed Products based on the role each party will be performing.
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
Under the terms of the Bayer Collaboration Agreement, we received an aggregate upfront, non-refundable payment of $17.5 million and an additional $12.0 million in aggregate from inception through 2023. We were also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, we were eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which were subject to reductions.
Pursuant to notice from Bayer AG in accordance with the terms of the Bayer Collaboration Agreement, the Bayer Collaboration Agreement was terminated, effective August 12, 2024.

Genentech License Agreement
In September 2015, we entered into an Option and License Agreement with Genentech, focused on PROTAC targeted protein degrader discovery and research for target proteins, or Targets, based on our proprietary platform technology, other than excluded Targets as described below. Pursuant to this agreement, Genentech has an option to obtain an exclusive worldwide license to the applicable PROTAC targeted protein degraders directed against an applicable Target, which we refer to as Licensed PROTACs. Each such option must be exercised within a specified time after we deliver the data package for such Licensed PROTAC to Genentech. Once Genentech exercises an option, it is responsible, at its cost, to use diligent efforts to develop and commercialize the Licensed PROTAC through first commercial sale in the United States, the European Union and Japan. This collaboration was expanded in November 2017 through an Amended and Restated Option, License and Collaboration Agreement, which we refer to as the Restated Genentech Agreement. Simultaneous with entering into the Restated Genentech Agreement, Genentech exercised its exclusive option with respect to a PROTAC targeted protein degrader. We receive annual updates on research and development activities related to this option.

Under the Restated Genentech Agreement, Genentech had the right to designate up to ten Targets for further discovery and research utilizing our PROTAC platform technology and also had the right to remove a Target from the collaboration and substitute a different Target that is not an excluded Target at any time prior to us commencing research on such Target or in certain circumstances following commencement of research by us. The research phase of the collaboration with Genentech has ended. Genentech is no longer able to nominate new targets into the collaboration, and there are no active targets in the collaboration for which Arvinas was conducting research activities.
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
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:
•employee related expenses, including salaries, benefits, stock-based compensation expense and travel, for personnel engaged in research and development functions;
•expenses incurred under agreements with third parties, including CROs and other third parties that conduct research, preclinical and clinical activities on our behalf as well as third parties that manufacture our product candidates for use in our preclinical studies and clinical trials;
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
We typically use our employee and infrastructure resources across our development programs, and as such, do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(dollars in millions)	2024	2023	2022
Program-specific external expense:
Vepdegestrant (ARV-471) (*)	$76.9	$104.8	$72.8
Luxdegalutamide (ARV-766)	19.7	24.2	7.0
ARV-102	13.0	2.3	—
Bavdegalutamide (ARV-110)	8.5	26.6	36.7
ARV-393	6.8	1.4	—
Other programs	2.3	—	1.8
Total program-specific external expense	127.2	159.3	118.3
Non program-specific external expense	62.8	72.4	64.3
Unallocated internal expense
Compensation and related personnel expense (including share-based compensation)	145.4	134.2	111.4
Other research and development expense	12.8	13.8	21.0
Total unallocated internal expense	158.2	148.0	132.4
Total research and development expense	$348.2	$379.7	$315.0
(*)    Includes net reimbursement to and from Pfizer pursuant to the Vepdegestrant (ARV-471) Collaboration Agreement.
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we continue to conduct our ongoing clinical trials of vepdegestrant, ARV-102 and ARV-393 and continue to discover and develop additional product candidates. Research and development expenses related to vepdegestrant are shared equally with Pfizer since July 22, 2021, the effective date of the Vepdegestrant (ARV-471) Collaboration Agreement. We may receive reimbursement from, or make payments to, Pfizer to satisfy the cost sharing requirements. These payments are accounted for pursuant to ASC 808, Collaborative Arrangements, which are recorded as an offset or an increase to research and development expenses.
We cannot determine with certainty the duration and costs of ongoing and future clinical trials of vepdegestrant, ARV-102 and ARV-393 or unexpected costs of ongoing clinical trials for bavdegalutamide, or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•successfully completing preclinical studies and clinical trials;
•receipt and related terms of marketing approvals from applicable regulatory authorities;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•making or maintaining arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;

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
Other Income
Other income consists primarily of interest income from marketable securities and money market accounts and losses on the disposal of fixed assets.
Income Taxes
Since our inception in 2013, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our federal or state earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.
As of December 31, 2024, we had $111.0 million of federal net operating loss carryforwards, all of which may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income in the year in which carryforwards are used, $129.0 million of state and local net operating loss carryforwards which expire at various dates beginning in 2035, $37.7 million of federal tax credit carryforwards and $22.4 million of state tax credit carryforwards as of December 31, 2024 which expire at various dates beginning in 2040.
As of December 31, 2024, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes. Net operating loss carryforwards are generated from the C-corporation subsidiaries’ filings. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.

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
Revenue Recognition
We recognize revenue under Accounting Standards Codification, or ASC 606, Revenue from Contracts with Customers. Our revenue is primarily generated through research collaboration and license agreements with pharmaceutical partners. The terms of these agreements contain multiple goods and services which may include (i) licenses, (ii) research and development activities and (iii) participation in joint research and development steering committees. The terms of these agreements may include non-refundable, upfront license or option fees, payments for research and development activities, payments upon the achievement of certain milestones and royalty payments based on product sales derived from the collaboration. Under ASC 606, we evaluate whether the license agreement, research and development services and participation in research and development steering committees represent separate or combined performance obligations. We have determined that these services within our existing contracts represent combined single performance obligations. We also generated revenue through the sale of assets based on fair value.
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
For the years ended December 31, 2024, 2023 and 2022, the transaction price allocated to the combined performance obligations identified under the individual research collaboration and license agreements was recognized as revenue on either a straight-line basis over the estimated performance period under the arrangement or over the estimated performance period based on our best estimate of costs to be incurred. Straight-line basis was considered the best measure of progress for certain agreements in which control of the combined obligation transfers to the customers, due to the contract containing license rights to technology, research and development services, and joint committee participation, which in totality are expected to occur ratably over the performance period.
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
•vendors in connection with clinical development activities; and
•CROs and investigative sites in connection with pre-clinical, non-clinical, and human clinical trials.
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

Results of Operations
Comparison of Years Ended December 31, 2024 and 2023

	Years Ended December 31,
(dollars in millions)	2024	2023	$ change
Revenue	$263.4	$78.5	$184.9
Research and development expenses	(348.2)	(379.7)	31.5
General and administrative expenses	(165.4)	(100.3)	(65.1)
Other income	51.9	37.6	14.3
Income tax expense	(0.6)	(0.9)	0.3
Loss from equity method investment	—	(2.5)	2.5
Net loss	$(198.9)	$(367.3)	$168.4

Revenue
Revenues for the year ended December 31, 2024 totaled $263.4 million, compared with $78.5 million for the year ended December 31, 2023. The increase of $184.9 million was primarily due to revenue from the Novartis License Agreement and the Novartis Asset Agreement of $162.4 million, an increase in revenue from the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer totaling $21.7 million due in part to adjustments to revenue from changes in contract estimates in 2023 and year over year increases in revenue of $2.8 million and $2.2 million from the Bayer Collaboration Agreement and the Pfizer Research Collaboration Agreement, respectively, primarily due to changes in estimates in 2023 of the performance period duration under the agreements resulting from updated research timelines, offset by a decrease of $2.5 million of previously constrained deferred revenue related to our Oerth Bio joint venture, and a decrease of $1.8 million of revenue under the Restated Genentech Agreement as the performance period concluded during the first quarter of 2023.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2024 totaled $348.2 million, compared with $379.7 million for the year ended December 31, 2023. The decrease of $31.5 million was primarily due to a decrease in external expenses of $41.7 million, partially offset by an increase in compensation and related personnel expenses of $11.2 million, which are not allocated by program. External expenses include program-specific expenses, which decreased by $32.1 million, driven by decreases in our vepdegestrant and bavdegalutamide (ARV-110) programs of $27.9 million and $18.1 million, respectively, partially offset by increases in our ARV-102 and ARV-393 programs of $10.7 million and $5.4 million, respectively, and our non-program specific expenses, which decreased by $9.6 million.
General and Administrative Expenses
General and administrative expenses totaled $165.4 million for the year ended December 31, 2024, compared with $100.3 million for the year ended December 31, 2023. The increase of $65.1 million was primarily due to a loss on the termination of our laboratory and office space lease with 101 College Street LLC in August 2024 of $43.4 million as well as increased spending in personnel and infrastructure related costs of $9.0 million, an increase in professional fees of $8.1 million and costs related to developing our commercial operations of $4.2 million.
Other Income
Other income totaled $51.9 million for the year ended December 31, 2024, compared with $37.6 million for the year ended December 31, 2023. The increase of $14.3 million was primarily due to higher interest income of $16.1 million from marketable securities and money market accounts, partially offset by a loss on the disposal of fixed assets of $2.4 million related to the termination of our laboratory and office space lease with 101 College Street LLC in August 2024.
Income Tax Expense
Income tax expense totaled $0.6 million for the year ended December 31, 2024, compared with $0.9 million for the year ended December 31, 2023. We generated a taxable income for the year ended December 31, 2024 primarily due to the Novartis License Agreement, the Novartis Asset Agreement and the required capitalization of research and development expenses. For the year ended December 31, 2023, we generated a taxable loss primarily due to operating losses.
Loss from Equity Method Investment
Loss from equity method investment totaled zero for the year ended December 31, 2024, compared with $2.5 million for the year ended December 31, 2023. The decrease of $2.5 million was due to fully recognizing the remaining constrained revenue and the related equity method losses during the year ended December 31, 2023.
Results of Operations — Years Ended December 31, 2023 and 2022
Discussion and analysis of the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is included under the heading "Comparison of Years Ended December 31, 2023 and 2022" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2023 Annual Report on Form 10-K as filed with the SEC on February 27, 2024 and incorporated by reference into this Annual Report on Form 10-K.
Liquidity and Capital Resources
Sources of Liquidity
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through sales of assets and equity interests, proceeds from collaborations and a licensing arrangement, grant funding and debt financing. Since inception through December 31, 2024, we had received an aggregate of $913.0 million in payments from collaboration partners and a licensing arrangement, grant funding and forgivable and partially forgivable loans from the State of Connecticut and raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests and the exercise of stock options, including:
•October 2018: completion of our initial public offering in which we issued and sold an aggregate of 7,700,482 shares of common stock for aggregate gross proceeds of $123.2 million, before fees and expenses;
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
In November 2023, we amended and restated the Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., pursuant to which we may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the year ended December 31, 2024, no shares were issued under the amended and restated agreement.
In July 2021, we entered into the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound vepdegestrant. Under the Vepdegestrant (ARV-471) Collaboration Agreement, Pfizer made an upfront, nonrefundable payment of $650.0 million.
Cash Flows
Our cash, cash equivalents, restricted cash and marketable securities totaled $1.0 billion and $1.3 billion as of December 31, 2024 and 2023, respectively. We had an outstanding loan balance of $0.8 million and $1.0 million as of December 31, 2024 and 2023, respectively.
The following table summarizes our sources and uses of cash for the period presented:

	Years Ended December 31,
(dollars in millions)	2024	2023	2022
Net cash used in operating activities	$(259.3)	$(347.8)	$(273.5)
Net cash provided by investing activities	34.7	203.5	242.8
Net cash provided by financing activities	7.9	374.7	4.7
Net (decrease) increase in cash, cash equivalents and restricted cash	$(216.7)	$230.4	$(26.0)
Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 decreased by $88.5 million, compared with the year ended December 31, 2023, primarily due to a decrease in our net loss of $168.4 million and a net increase in non-cash charges of $16.4 million, partially offset by changes in accounts payable and accrued liabilities of $38.5 million, deferred revenue of $26.4 million, prepaid expenses and other assets of $21.1 million and accounts receivable of $6.7 million. The change in non-cash charges was primarily due to an increase in stock compensation expense of $16.7 million.
Net cash used in operating activities for the year ended December 31, 2023 increased by $74.3 million, compared with the year ended December 31, 2022, primarily due to an increase in our net loss of $84.8 million, a net decrease in non-cash charges of $27.8 million and accounts receivable of $13.0 million, partially offset by changes in deferred revenue of $42.2 million and prepaid expenses and other current assets of $15.9 million. The change in non-cash charges was primarily due to net accretion of bond discounts/premiums of $22.3 million and a decrease in stock compensation expense of $4.0 million.
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2024 decreased by $168.8 million, compared with the year ended December 31, 2023, primarily due to a net decrease in maturities and sales of marketable securities in excess of purchases of $170.1 million, partially offset by a decrease in purchases of property and equipment of $1.1 million.
Net cash provided by investing activities for the year ended December 31, 2023 decreased by $39.3 million, compared with the year ended December 31, 2022, primarily due to a net decrease in purchases and sales of marketable securities in excess of maturities purchases of $43.2 million, partially offset by a decrease in purchases of property and equipment of $3.9 million.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 decreased by $366.8 million, compared with the year ended December 31, 2023, primarily due to net proceeds from the issuance of common stock and pre-funded warrants to purchase shares of our common stock in a private placement in 2023 of approximately $334.1 million and net proceeds from the issuance of common stock under our "at-the-market" offering program in 2023 of approximately $36.1 million, neither of which reoccurred in 2024, partially offset by increased proceeds from the exercise of stock options and issuance of ESPP shares of $3.8 million.
Net cash provided by financing activities for the year ended December 31, 2023 increased by $370.0 million, compared with the year ended December 31, 2022, primarily due to net proceeds from the issuance of shares of our common stock and pre-funded warrants to purchase shares of our common stock in a private placement of approximately $334.1 million and net proceeds from the issuance of shares of our common stock in an "at-the-market" offering of approximately $36.1 million.
Funding Requirements
Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates.
Specifically, we anticipate that our expenses will increase substantially if, and as we:
•continue our ongoing and planned clinical trials for vepdegestrant for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer; ongoing Phase 1 clinical trials for ARV-393, our PROTAC protein degrader designed to target the BCL6 protein, and ARV-102, our PROTAC degrader designed to target the LRRK2 protein; and our ongoing clinical trials for bavdegalutamide (ARV-110), for the treatment of men with mCRPC;
•progress additional PROTAC protein degrader programs into IND- or CTA-enabling studies and through preclinical development, including our PROTAC KRAS G12D degrader program;
•apply our PROTAC Discovery Engine to advance additional product candidates into preclinical and clinical development;
•expand the capabilities of our PROTAC Discovery Engine;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•ultimately establish a sales, marketing, market access, and distribution infrastructure and capabilities and launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•make or maintain arrangements with third-party manufacturers, or establish manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
•expand, maintain and protect our intellectual property portfolio;
•hire additional development, including clinical and regulatory, and scientific personnel; and
•add operational, financial and management information systems and personnel to support our research, product development and future commercialization efforts and support our operations as a public company.

We had cash, cash equivalents and marketable securities of approximately $1.0 billion as of December 31, 2024. We believe that our cash, cash equivalents and marketable securities as of December 31, 2024 will enable us to fund our planned operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our ongoing and planned clinical trials for vepdegestrant, ARV-393, ARV-102 and our ongoing clinical trials for bavdegalutamide;
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
As a result of these anticipated expenditures, we will need to obtain substantial additional financing in connection with our continuing operations. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations, including with Pfizer and Genentech, and our out-license to Novartis, we do not currently have any committed external source of funds. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Borrowings
In June 2018, we entered into an additional Assistance Agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of

3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of December 31, 2024, $0.8 million remains outstanding under the 2018 Assistance Agreement.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and marketable securities. Interest income earned on these assets totaled $54.9 million in 2024. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of December 31, 2024, our cash equivalents consisted of bank deposits and money market funds and our marketable securities included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk. Our outstanding debt totaled $0.8 million as of December 31, 2024 and carries a fixed interest rate of 3.25% per annum.
Item 8. Financial Statements and Supplementary Data.
Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-29 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2024, included below.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Arvinas, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Arvinas, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 11, 2025, expressed an unqualified opinion on those financial statements.

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
/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 11, 2025

Item 9B. Other Information.
(a) Ninth Building 5 Lease Amendment
On February 10, 2025, Arvinas Operations, Inc., or Operations, a wholly owned subsidiary of Arvinas, Inc., entered into the Ninth Amendment to Lease, or the Ninth Building 5 Lease Amendment, with Science Park Development Corporation, or the Landlord. The Ninth Building 5 Lease Amendment, which has an effective date of January 31, 2025, further amends that certain Lease, executed on or about January 2, 2018, by and between Operations and the Landlord (as amended on May 23, 2018, September 4, 2018, March 12, 2019, January 31, 2020, January 4, 2021, June 13, 2023, December 13, 2024, and December 31, 2024 which we collectively refer to as the Original Building 5 Lease), pursuant to which Operations leased certain office and laboratory space in New Haven, Connecticut, or the Building 5 Premises. The Ninth Building 5 Lease Amendment reflects a swap of certain spaces within the Building 5 Premises, reflecting a decrease of approximately 3,000 rentable square feet in February 2025, followed by an increase of approximately 2,800 rentable square feet in March 2025, for a total of approximately 73,500 rentable square feet, and sets forth the monthly base rent during the term of the lease. From February 1, 2025 to February 28, 2025, the monthly base rent for the Building 5 Premises, as decreased, will be $173,668.95. From March 1, 2025 to December 31, 2025, the monthly base rent for the Building 5 Premises, as increased, will be $180,623.58. Except as set forth above, the material terms of the Original Building 5 Lease remain unchanged.
The foregoing summary of the Ninth Building 5 Lease Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Ninth Building 5 Lease Amendment, a copy of which Arvinas, Inc. has filed as Exhibit 10.26 to this Annual Report on Form 10-K.
(b) Director and Officer Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspection
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
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
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of Company securities by our directors, officers and employees and other covered persons. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 11. Executive Compensation.
The information required by this Item (other than the information required by Item 402(v) of Regulation S-K) is incorporated by reference from the information that will be contained in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

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

10.15+
Employment Agreement between the Registrant and Noah Berkowitz M.D., Ph.D., dated March 18, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on May 7, 2024).

10.16+
Promotion Letter for Randy Teel, Ph.D., dated April 21, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on May 7, 2024).

10.17+
Employment Agreement between the Registrant and Andrew Saik, dated June 17, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on July 30, 2024).

10.18+
Promotion Letter for Angela Cacace, Ph.D., dated July 8, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on July 30, 2024).

10.19
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

10.21
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

10.23
Sixth Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated June 13, 2023 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 8, 2023).

10.24*	Seventh Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated December 13, 2024.

10.25*	Eighth Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated December 31, 2024.

10.26*	Ninth Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated February 10, 2025.

10.27
Lease Agreement between Arvinas Operations, Inc. and Science Park Development Corporation, dated November 15, 2019 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 16, 2020).

10.28
First Amendment to Lease between Arvinas Operations, Inc. and Science Park Development Corporation, dated February 27, 2020 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 16, 2020).

10.29
Second Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated January 4, 2021 (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 1, 2021).

10.30*	Third Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated December 13, 2024.

10.31*	Lease Termination Agreement between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated January 15, 2025.

10.32
Lease between 101 College Street, LLC and Arvinas Operations, Inc., dated May 4, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36874) filed with the SEC on August 5, 2021).

10.33
First Amendment to Lease between 101 College Street, LLC and Arvinas Operations, Inc., dated August 5, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36874) filed with the SEC on November 9, 2022).

10.34†
Second Amendment to Lease between 101 College Street, LLC and Arvinas Operations, Inc., dated December 20, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36874) filed with the SEC on May 7, 2024).

10.35†
Lease Termination Agreement, dated August 15, 2024, by and among Arvinas Operations, Inc. and 101 College Street, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36874) filed with the SEC on October 30, 2024).

10.36†
Amended and Restated License Agreement between Yale University and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated June 18, 2024 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36874) filed with the SEC on July 30, 2024).

10.37†
Amended and Restated License and Option Agreement among Genentech, Inc., F. Hoffmann-La Roche Ltd and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated November 8, 2017 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-227112) filed with the SEC on September 14, 2018).

10.38†
Research Collaboration and License Agreement between Pfizer Inc. and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated December 22, 2017 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-227112) filed with the SEC on September 14, 2018).

10.39†
Amendment No. 1 to Research Collaboration and License Agreement between Pfizer Inc. and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated December 9, 2019 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on March 16, 2020).

10.40†
Amendment No. 2 to Research Collaboration and License Agreement between Pfizer Inc. and Arvinas Operations, Inc. (formerly Arvinas, Inc.), dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on May 5, 2022).

10.41†
Amendment No. 3 to Research Collaboration and License Agreement between Pfizer Inc. and Arvinas Operations, Inc (formerly Arvinas, Inc.), dated December 21, 2022 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on February 23, 2023)

10.42†
Collaboration and License Agreement between Arvinas Operations, Inc. and Bayer AG, dated June 3, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.43
First Amendment to Collaboration and License Agreement between Arvinas Operations, Inc. and Bayer AG, dated June 30, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 8, 2023).

10.44†
Amended and Restated IP Contribution Agreement between Arvinas Operations, Inc. and Oerth Bio LLC f/k/a Protag LLC, effective December 20, 2022 (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on February 23, 2023).

10.45†
Collaboration Agreement by and between Arvinas, Inc., Arvinas Operations, Inc., Arvinas Estrogen Receptor, Inc. and Pfizer, Inc., dated July 21, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on July 22, 2021)

10.46†
Master In Vitro Diagnostics Agreement between Foundation Medicine, Inc. and Arvinas Operations, Inc., dated June 4, 2022 Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 4, 2022).

10.47†
Stock Purchase Agreement between the Registrant and Bayer AG, dated June 3, 2019 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.48†
Investor Agreement between the Registrant and Bayer AG, dated July 16, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 5, 2019).

10.49†
Stock Purchase Agreement, dated July 21, 2021, by and between Arvinas, Inc. and Pfizer, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on July 22, 2021).

10.50†
Investor Agreement, dated July 21, 2021, by and between Arvinas, Inc. and Pfizer, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on July 22, 2021).

10.51
Amended and Restated Equity Distribution Agreement, dated November 7, 2023, by and among Arvinas, Inc., Piper Sandler & Co. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-275377) filed with the SEC on November 7, 2023).

10.51
Securities Purchase Agreement, dated November 24, 2023, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on November 27, 2023).

10.53†
License Agreement by and among Arvinas, Inc., Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc. and Novartis Pharma AG, dated April 10, 2024 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on July 30, 2024).

10.54†
Asset Purchase Agreement by and among Arvinas, Inc., Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc. and Novartis Pharma AG, dated April 10, 2024 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on July 30, 2024).

19.1*	Registrant's Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*
Arvinas, Inc. Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on February 27, 2024).

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

ARVINAS, INC.

Date: February 11, 2025	By:	/s/ David K. Loomis
David K. Loomis
Vice President and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Houston, Ph.D.	President, Chief Executive Officer and Chairman of the Board of Directors	February 11, 2025
John Houston, Ph.D.	(principal executive officer)

/s/ Andrew Saik	Chief Financial Officer and Treasurer	February 11, 2025
Andrew Saik	(principal financial officer)

/s/ David K. Loomis	Vice President and Chief Accounting Officer	February 11, 2025
David K. Loomis	(principal accounting officer)

/s/ Sunil Agarwal, M.D.	Director	February 11, 2025
Sunil Agarwal, M.D.

/s/ Linda Bain	Director	February 11, 2025
Linda Bain

/s/ Everett Cunningham	Director	February 11, 2025
Everett Cunningham

/s/ Edward Kennedy, Jr.	Director	February 11, 2025
Edward Kennedy, Jr.

/s/ Briggs Morrison, M.D.	Director	February 11, 2025
Briggs Morrison, M.D.

/s/ Leslie Norwalk, Esq.	Director	February 11, 2025
Leslie Norwalk, Esq.

/s/ Laurie Smaldone Alsup, M.D.	Director	February 11, 2025
Laurie Smaldone Alsup, M.D.

/s/ John Young	Director	February 11, 2025
John Young

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Arvinas, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arvinas, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Research Collaboration and License Agreements – Novartis License and Asset Agreements – Refer to Notes 2 and 3 in the Consolidated Financial Statements
Critical Audit Matter Description
In April 2024, the Company entered into a transaction (the “Novartis Transaction”), including both a license agreement (the “Novartis License Agreement”) and an asset purchase agreement (the “Novartis Asset Agreement”) with Novartis Pharma AG (“Novartis”) for the worldwide development, manufacture and commercialization of luxdegalutamide (ARV-766) and for the sale of the Company’s preclinical AR-V7 program. The Company determined that the Novartis License Agreement and the Novartis Asset Agreement entered into with Novartis concurrently should be evaluated as a combined contract in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).
We determined that the identification of performance obligations for the Novartis Transaction is a critical audit matter because of the significant judgments necessary for management to determine whether promised goods or services identified within the Novartis Transaction were distinct or should be combined with other promised goods and services to identify the performance obligations. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our specialists, when performing audit procedures to evaluate the performance obligations identified.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Novartis Transaction performance obligation conclusions included the following, among others:
•We tested the effectiveness of controls over the identification of promised goods or services and the assessment of whether such promised goods and services were distinct.
•We obtained and read the contracts and other documents related to the Novartis Transaction.
•We tested the Company’s accounting analysis related to the identification of performance obligations for the Novartis Transaction under ASC 606, and performed procedures including the following:
◦We held corroborative inquiries with individuals involved in the negotiation of the Novartis Transaction to obtain an understanding of the identified promises as well as the Company’s assertions regarding whether the identified promises were distinct or should be combined with other promised goods and services to identify the performance obligations.
◦With the assistance of professionals in our firm having expertise in revenue accounting, we evaluated the Company’s conclusions regarding the identification of performance obligations and inspected relevant authoritative guidance.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 11, 2025
We have served as the Company's auditor since 2016.

ARVINAS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(dollars and shares in millions, except per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$100.5	$311.7
Restricted cash	—	5.5
Marketable securities	938.9	949.3
Accounts receivable	5.7	—
Other receivables	8.0	7.2
Prepaid expenses and other current assets	14.2	6.5
Total current assets	1,067.3	1,280.2
Property, equipment and leasehold improvements, net	7.0	11.5
Operating lease right of use assets	9.0	2.5
Collaboration contract asset and other assets	8.1	10.4
Total assets	$1,091.4	$1,304.6
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$71.8	$92.2
Deferred revenue	156.2	163.0
Current portion of operating lease liability	1.8	1.9
Total current liabilities	229.8	257.1
Deferred revenue	292.0	386.2
Long term debt	0.6	0.8
Operating lease liability	7.3	0.5
Total liabilities	529.7	644.6
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value, zero shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock, $0.001 par value, 68.8 and 68.0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	0.1	0.1
Accumulated deficit	(1,531.6)	(1,332.7)
Additional paid-in capital	2,092.2	1,995.7
Accumulated other comprehensive income (loss)	1.0	(3.1)
Total stockholders' equity	561.7	660.0
Total liabilities and stockholders' equity	$1,091.4	$1,304.6
See accompanying notes to the consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

(dollars and shares in millions, except per share amounts)	Year Ended December 31,
Consolidated Statements of Operations	2024	2023	2022
Revenue	$263.4	$78.5	$131.4
Operating expenses:
Research and development	348.2	379.7	315.0
General and administrative	165.4	100.3	79.6
Total operating expenses	513.6	480.0	394.6
Loss from operations	(250.2)	(401.5)	(263.2)
Other income (expense)
Other (expense) income, net	(2.9)	(1.2)	0.2
Interest income, net	54.8	38.8	12.0
Total other income	51.9	37.6	12.2
Net loss before income taxes and loss from equity method investment	(198.3)	(363.9)	(251.0)
Income tax expense	(0.6)	(0.9)	(20.9)
Loss from equity method investment	—	(2.5)	(10.6)
Net loss	$(198.9)	$(367.3)	$(282.5)
Net loss per common share - basic and diluted	$(2.77)	$(6.62)	$(5.31)
Weighted-average common shares outstanding - basic and diluted	71.9	55.5	53.2

(dollars in millions)	Year Ended December 31,
Consolidated Statements of Comprehensive Loss	2024	2023	2022
Net loss	$(198.9)	$(367.3)	$(282.5)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	4.1	16.1	(14.5)
Comprehensive loss	$(194.8)	$(351.2)	$(297.0)
See accompanying notes to the consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Loss (Income)	Total Stockholders' Equity
(dollars and shares in millions)	Shares	Amount
Balance as of December 31, 2021	53.0	$—	$(682.9)	$1,469.2	$(4.6)	$781.7
Stock-based compensation	—	—	—	75.5	—	75.5
Net loss	—	—	(282.5)	—	—	(282.5)
Issuance of common stock under equity incentive plans	0.2	0.1	—	4.7	—	4.8
Unrealized loss on available-for-sale securities	—	—	—	—	(14.6)	(14.6)
Balance as of December 31, 2022	53.2	0.1	(965.4)	1,549.4	(19.2)	564.9
Stock-based compensation	—	—	—	71.6	—	71.6
Net loss	—	—	(367.3)	—	—	(367.3)
Issuance of common stock under equity incentive plans	0.4	—	—	4.5	—	4.5
Common stock issued, net of issuance costs of $17.0 million	14.4	—	—	370.2	—	370.2
Unrealized gain on available-for-sale securities	—	—	—	—	16.1	16.1
Balance as of December 31, 2023	68.0	0.1	(1,332.7)	1,995.7	(3.1)	660.0
Stock-based compensation	—	—	—	88.2	—	88.2
Net loss	—	—	(198.9)	—	—	(198.9)
Issuance of common stock under equity incentive plans	0.8	—	—	8.3	—	8.3
Unrealized gain on available-for-sale securities	—	—	—	—	4.1	4.1
Balance as of December 31, 2024	68.8	$0.1	$(1,531.6)	$2,092.2	$1.0	$561.7
See accompanying notes to the consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(dollars in millions)	2024	2023	2022
Cash flows from operating activities:
Net loss	$(198.9)	$(367.3)	$(282.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4.6	4.8	6.3
Net accretion of bond discounts/premiums	(21.8)	(16.6)	5.7
Loss on sale of marketable securities	—	0.9	0.4
Amortization of right-of-use assets	2.0	1.9	1.9
Amortization of collaboration contract asset	4.6	1.3	1.8
Net loss on disposal of property, equipment and leasehold improvements	2.6	—	—
Stock-based compensation	88.2	71.6	75.5
Changes in operating assets and liabilities:
Accounts receivable	(5.7)	1.0	14.0
Other receivables	(0.8)	(0.2)	3.7
Prepaid expenses and other assets	(7.0)	14.1	(1.8)
Collaboration contract asset	(3.0)	—	—
Accounts payable and accrued liabilities	(21.2)	17.3	20.2
Operating lease liabilities	(1.9)	(2.0)	(1.9)
Deferred revenue	(101.0)	(74.6)	(116.8)
Net cash used in operating activities	(259.3)	(347.8)	(273.5)
Cash flows from investing activities:
Purchase of marketable securities	(652.1)	(956.3)	(886.4)
Maturities of marketable securities	644.0	1,103.9	1,076.9
Sale of marketable securities	44.5	58.8	59.1
Purchase of property, equipment and leasehold improvements	(1.8)	(2.9)	(6.8)
Proceeds from disposal of property, equipment and leasehold improvements	0.1	—	—
Net cash provided by investing activities	34.7	203.5	242.8
Cash flows from financing activities:
Repayments of long-term debt	(0.4)	—	—
Proceeds from issuance of common stock and pre-funded warrants	—	387.2	—
Payment of common stock offering costs	—	(17.0)	—
Proceeds from exercise of stock options and issuance of ESPP shares	8.3	4.5	4.7
Net cash provided by financing activities	7.9	374.7	4.7
Net (decrease) increase in cash, cash equivalents and restricted cash	(216.7)	230.4	(26.0)
Cash, cash equivalents and restricted cash, beginning of the period	317.2	86.8	112.8
Cash, cash equivalents and restricted cash, end of the period	$100.5	$317.2	$86.8
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$0.9	$—	$0.1
Cash paid for taxes	$2.3	$11.1	$11.1
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Cash and cash equivalents	$100.5	$311.7	$81.3
Restricted cash	—	5.5	5.5
Cash, cash equivalents and restricted cash	$100.5	$317.2	$86.8

Concentration of Credit Risk and Other Risks and Uncertainties
The Company is subject to a number of risks similar to other biotechnology companies in a similar stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, and the need to successfully commercialize and gain market acceptance of the Company’s products and protect its proprietary technology. If the Company does not successfully obtain regulatory approval for its product candidates, it will be unable to generate revenue from product sales or achieve profitability.
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows for the foreseeable future. The Company has financed its operations primarily through sales of assets and equity interests, proceeds from collaborations and a licensing arrangement, grant funding and debt financing. The Company had cash, cash equivalents and marketable securities of approximately $1.0 billion as of December 31, 2024.
The Company maintains its cash in financial institution accounts that may at times exceed federally insured limits. The cash balances in the financial institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Cash may also be maintained at commercial institutions that are not insured by the FDIC.
For the years ended December 31, 2024, 2023 and 2022, one collaborator represented 62%, 97% and 88% of the Company's revenue, respectively.
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
Lease and Rent Expense
The Company accounts for leases under Accounting Standards Codification (“ASC”) 842, Leases. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use ("ROU") assets and short-term and long-term lease liabilities, as applicable. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of the term of the lease arrangement. It also considers termination options and factors those into the determination of lease payments. Options to renew a lease are not included in the lease term unless there is reasonable certainty of renewal.
Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the ROU asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. The Company's weighted average incremental borrowing rate at December 31, 2024 totaled 6.8%.
Variable lease payments are not included within the lease right-of-use asset and lease liability on the consolidated balance sheet, and instead are reflected as expense in the period they are incurred.
Impairment of Long-Lived Assets
The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. No such impairments were recorded during 2024, 2023 or 2022.
Revenue Recognition and Deferred Revenue
Revenues from Contracts
The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The Company’s revenue is primarily generated through research collaborations and licensing arrangements with pharmaceutical partners. The terms of these agreements contain multiple goods and services which may include (i) licenses, (ii) research and development activities, and (iii) participation in joint research and development steering committees. The terms of these agreements may include non-refundable, upfront license or option fees, payments for research and development activities, payments upon the achievement of certain milestones and royalty payments based on product sales derived from the collaboration. Under ASC 606, the Company evaluates whether the license agreement, research and development services and participation in research and development steering committees represent separate or combined performance obligations. The Company has determined that these services within its existing contracts represent combined single performance obligations. The Company also generated revenue through the sale of assets based on fair value.
The research collaboration and license agreements may include contingent milestone payments related to specified preclinical and clinical development milestones and regulatory milestones. These milestone payments represent variable consideration to be included within the transaction price using the most likely amount method. The Company determined that the most likely amount to be recognized was zero, against which no constraint was applied. The Company continually assesses the probability of significant reversals for any amounts that become likely to be realized prior to recognizing the variable consideration associated with these payments within the transaction price.
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
For the years ended December 31, 2024, 2023 and 2022, the transaction price allocated to the combined performance obligation identified under the individual research collaboration and license agreements was recognized as revenue on either a straight-line basis over the estimated performance period under the arrangement or over the estimated performance period based on the Company’s best estimate of costs to be incurred. Straight-line basis was considered the best measure of progress for certain agreements in which control of the combined obligation transfers to the customers, due to the contract containing license rights to technology, research and development services, and joint committee participation, which in totality are expected to occur ratably over the performance period. For agreements accounted for under the costs to be incurred method, collaboration revenue is recognized as program costs are incurred by measuring actual costs incurred to date compared to the total expected costs to satisfy the performance obligations. Management evaluates estimates of expected costs to satisfy the performance obligations at each reporting period and adjusts revenue as necessary. Changes are accounted for prospectively as a change in accounting estimate.
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
The Company follows the authoritative guidance under ASC 740 for recognizing and measuring uncertainty in income tax positions taken or expected to be taken in a tax return. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in tax expense.
Equity-based Compensation
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
The Company classifies equity-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.

401(k) Savings Plan
The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Under the 401(k) Plan, the Company made discretionary matching contributions on behalf of eligible employees totaling $3.4 million, $3.1 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Research and Development Expenses
Research and development expenses include (i) employee-related expenses, including salaries, benefits, stock-based compensation expense and travel; (ii) external research and development expenses incurred under arrangements with third parties, such as contract research organization agreements, investigational sites and consultants; (iii) the cost of acquiring, developing and manufacturing clinical study materials; (iv) costs associated with preclinical and clinical activities and regulatory operations; and (v) costs incurred in development of intellectual property. Costs incurred in connection with research and development activities are expensed as incurred.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Segment Reporting (Topic 280) - In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures,” which requires disclosure of incremental segment information on an annual and interim basis and also requires companies with a single reportable segment to provide all disclosures required by this ASU and all existing segment disclosures in Accounting Standard Codification (“ASC”) 280, “Segment Reporting.” The requirements of the ASU are effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company adopted the new standard on January 1, 2024. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses," which requires disaggregation and disclosure of specified information about certain costs and expenses in the notes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact ASU No. 2024-03 will have on its consolidated financial statements.
Income Taxes (Topic 740) - In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures," which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact ASU No. 2023-09 will have on its consolidated financial statements.
3. Research Collaboration and License Agreements
Novartis License and Asset Agreements
In April 2024, the Company entered into a transaction (the "Novartis Transaction"), including both a license agreement (the "Novartis License Agreement") and an asset purchase agreement (the "Novartis Asset Agreement") with Novartis Pharma AG ("Novartis") for the worldwide development, manufacture and commercialization of luxdegalutamide (ARV-766), the Company's second generation PROTAC androgen receptor (AR) degrader for patients with prostate cancer and for the sale of the Company's preclinical AR-V7 program. Under the terms of the agreements, Novartis is responsible for worldwide clinical development and commercialization of luxdegalutamide (ARV-766) and has all research, development, manufacturing, and commercialization rights with respect to the Company’s PROTAC protein degrader targeting AR-V7, a splice variant of the AR.
In May 2024, the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to the Novartis Transaction (the “HSR Termination”). As a result of the HSR Termination and satisfaction of other closing conditions, Novartis paid to the Company a one-time, upfront payment in the aggregate amount of $150.0 million in accordance with the terms of the Novartis License Agreement and the Novartis Asset Agreement. Under the terms of the Novartis License Agreement, the Company is eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory and commercial milestones for luxdegalutamide (ARV-766) being met, as well as tiered royalties based on worldwide net sales of luxdegalutamide (ARV-766), subject to reduction under certain circumstances as provided in the Novartis License Agreement. There were no development, regulatory or commercial milestone payments, or sales-based royalties received through December 31, 2024.
The Novartis License Agreement will continue on a country-by-country basis (or, in certain cases, a region-by-region basis) until the expiration of the applicable royalty term for such country (or region, as applicable). The Novartis License Agreement contains customary termination provisions, including that either party may terminate the Novartis License Agreement (a) upon the material breach of the other party or (b) in the event the other party experiences an insolvency event. Additionally, Novartis may terminate the Novartis License Agreement for convenience or upon a safety or regulatory issue.
The Company determined that the Novartis License Agreement and the Novartis Asset Agreement entered into with Novartis concurrently should be accounted for as a combined contract in accordance with ASC 606, Revenue from Contracts with Customers. The Company determined the fair value of the assets sold under the Novartis Asset Agreement to be $20.0 million, which was recognized at the time of sale as revenue, and the fair value of the Novartis License Agreement to be $130.0 million, which was recognized as revenue over the total estimated period of performance during the technology transfer period, as defined in the agreement, based on the cost incurred input method. Under the Novartis License Agreement, Novartis will also reimburse the Company for development costs incurred during the technology transfer period, which will be recognized as revenue as costs are incurred. As of December 31, 2024, the technology transfer period ended as the Company completed the transition of its ongoing and planned clinical trials of luxdegalutamide (ARV-766) to Novartis.
As a direct result of the Company’s entry into the Novartis Transaction, the Company incurred direct and incremental costs to obtain the contract, paid to a financial advisor, totaling $3.0 million. In accordance with ASC 340, Other Assets and Deferred Costs, the Company recognized an asset of $3.0 million in collaboration contract asset and other assets in the consolidated balance sheet at inception of the Novartis License Agreement and the Novartis Asset Agreement, which was amortized as general and administrative expense over the total estimated period of performance under the Novartis License Agreement and the Novartis Asset Agreement.
Vepdegestrant (ARV-471) Collaboration Agreement
In July 2021, the Company entered into a collaboration agreement with Pfizer (the “Vepdegestrant (ARV-471) Collaboration Agreement”) pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound vepdegestrant (the “Licensed Products”). Under the Vepdegestrant (ARV-471) Collaboration Agreement, the Company received an upfront, non-refundable payment of $650.0 million. In addition, the Company will be eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400.0 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones. There were no regulatory or sales-based milestone payments received through December 31, 2024.
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
The Company will be the marketing authorization applicant in the United States and, subject to approval, can book sales in the United States, while Pfizer will hold marketing authorizations outside the United States. The parties will determine which, if any, regions within the world will be solely commercialized by one party, and in such region the parties will adjust their share of profits and losses for the Licensed Products based on the role each party will be performing.
In addition, in connection with the execution of the Vepdegestrant (ARV-471) Collaboration Agreement, the Company and Pfizer entered into a Stock Purchase Agreement (the "Pfizer Stock Purchase Agreement") for

the sale and issuance of 3,457,815 shares of the Company’s common stock (the “Shares”) to Pfizer at a price of $101.22 per share, for an aggregate purchase price of $350.0 million (the “Pfizer Equity Transaction”), less financial advisor fees of $4.6 million, which was consummated in September 2021. Pursuant to terms of the Pfizer Stock Purchase Agreement, Pfizer has agreed not to sell or transfer the Shares without prior written approval of the Company for a specified time period, subject to specified exceptions.
The Company determined that the Vepdegestrant (ARV-471) Collaboration Agreement and the Pfizer Equity Transaction entered into with Pfizer concurrently should be evaluated as a combined contract in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company determined the fair value of the shares sold under the Pfizer Equity Transaction to be $85.4 million less than the contractual purchase price stipulated in the agreement. In accordance with the applicable accounting guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that the sale of stock should be recorded at fair value and therefore allocated the excess consideration received under the Pfizer Equity Transaction to the Vepdegestrant (ARV-471) Collaboration Agreement, which, along with the non-refundable payment of $650.0 million, is being recognized as revenue over the total estimated period of performance based on the Company’s best estimate of costs to be incurred.
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
The Company is also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales. Pfizer selected additional targets and initiated additional services totaling $1.0 million in December 2022. There were no sales-based milestone payments or royalties received through December 31, 2024.
Bayer Collaboration Agreement
In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (the "Bayer Collaboration Agreement") setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras, or PROTAC targeted protein degraders, that mediate for degradation of target proteins ("Targets"), using the Company’s proprietary platform technology, which Targets were selected by Bayer AG, subject to certain exclusions and limitations. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront, non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license. The Company also received an additional $12.0 million from Bayer AG from inception through 2023, including $1.5 million received during the year ended December 31, 2023 and $3.0 million received during the year ended December 31, 2022. These payments were recognized over the total estimated period of performance.
The Company was also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated Targets. In addition, the Company was eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which were subject to reductions. There were no development or sales-based milestone payments or royalties received through December 31, 2024.

Pursuant to notice from Bayer AG in accordance with the terms of the Bayer Collaboration Agreement, the Bayer Collaboration Agreement was terminated effective August 12, 2024.
Genentech Modification
In November 2017, the Company entered into an Amended and Restated Option, License, and Collaboration Agreement (the "Genentech Modification") with Genentech, Inc. and F. Hoffman-La Roche Ltd (together "Genentech"), amending a previous Genentech agreement entered into in September 2015. Under the Genentech Modification, the Company received upfront, non-refundable payments of $34.5 million (in addition to $11.0 million received under the previous agreement in 2015) to fund Genentech-related research. Upfront non-refundable payments were recognized as revenue over the total estimated period of performance, which concluded during the first quarter of 2023.
The Company is eligible to receive up to $44.0 million per target in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received through December 31, 2024.
Changes in the Company's contract balances were as follows:

	December 31,
(dollars in millions)	2024	2023
Accounts receivable
Beginning balance	$—	$1.0
Additions	12.4	21.7
Payments received	(6.7)	(22.7)
Ending balance	$5.7	$—
Accounts payable related to collaborations
Beginning balance	$13.1	$5.0
Additions	48.9	44.1
Payments made	(56.7)	(36.0)
Ending balance	$5.3	$13.1
Contract assets: Collaboration contract asset
Beginning balance	$9.4	$10.7
Additions	3.0	—
Amortization	(4.6)	(1.3)
Ending balance	$7.8	$9.4
Contract liabilities: Deferred revenue
Beginning balance	$549.2	$623.7
Additions to collaboration agreements	130.0	1.5
Revenue recognized from balances held at the beginning of the period	(101.0)	(76.0)
Revenue recognized from balances not held at the beginning of the period	(130.0)	—
Ending balance	$448.2	$549.2
During the year ended December 31, 2024, the Company changed its estimate of the duration of the performance period under the Pfizer Research Collaboration Agreement as a result of updated research timelines. The changes in accounting estimate resulted in a decrease in revenue and an increase in net loss of $2.4 million, respectively, and an increase in net loss per share of $0.03 for the year ended December 31, 2024. The reversed revenue will be recognized in subsequent periods as the Company continues to advance on the performance obligation under the updated collaboration timeline.

During the fourth quarter of 2023, the Company had a change to its estimate to satisfy the performance obligations under the Vepdegestrant (ARV-471) Collaboration Agreement due to the expansion of the development programs. The changes in accounting estimate resulted in a decrease in revenue and increase in net loss of $35.0 million, respectively, and an increase in net loss per share of $0.63 for the year ended December 31, 2023. The reversed revenue will continue to be recognized in future periods as the Company continues to advance on the performance obligation under the collaboration.
During the year ended December 31, 2023, the Company also changed its estimate of the duration of the performance period under the Bayer Collaboration Agreement and Pfizer Research Collaboration Agreement as a result of updated research timelines. The changes in accounting estimate resulted in a decrease in revenue and an increase in net loss of $10.6 million, respectively, and an increase in net loss per share of $0.19 for the year ended December 31, 2023. The reversed revenue was recognized in subsequent periods as the Company continued to advance on the performance obligation under the updated collaboration timelines.
During the year ended December 31, 2022, the Company recorded a cumulative catch-up adjustment from contract modifications totaling $0.7 million relating to performance obligations which were satisfied in prior periods.
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of December 31, 2024 totaled $448.2 million, which is expected to be recognized in the following periods:

(dollars in millions)
2025	$156.2
2026	105.0
2027	57.6
2028	59.8
2029	69.6
Thereafter	—
Total	$448.2
4. Marketable Securities and Fair Value Measurements
The following is a summary of the Company’s available for sale marketable securities measured at fair value on a recurring basis.

	December 31, 2024
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$934.4	$1.7	$(0.7)	$935.4
Government securities	Level 2	3.5	—	—	3.5
Total		$937.9	$1.7	$(0.7)	$938.9

	December 31, 2023
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$934.4	$1.5	$(4.6)	$931.3
Government securities	Level 2	18.0	—	—	18.0
Total		$952.4	$1.5	$(4.6)	$949.3

The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.
The carrying value of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these assets and liabilities.
5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

	December 31,
(dollars in millions)	2024	2023
Laboratory equipment	$20.6	$18.5
Leasehold improvements	9.3	11.5
Office equipment	2.7	2.6
Total property, equipment and leasehold improvements	32.6	32.6
Less: accumulated depreciation and amortization	(25.6)	(21.1)
Property, equipment and leasehold improvements, net	$7.0	$11.5
During the year ended December 31, 2024, the Company wrote-off leasehold improvements totaling $2.4 million resulting from the termination of the Terminated Lease, as discussed below in Note 6, Right-of-Use Assets and Liabilities.
Depreciation expense totaled $4.6 million, $4.8 million, and $6.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
6. Right-of-Use Assets and Liabilities
In December 2024, the Company, entered into a Seventh Amendment and an Eighth Amendment to its lease (collectively the “Seventh and Eighth Building 5 Lease Amendments") with Science Park Development Corporation for certain premises in New Haven, Connecticut (the “Building 5 Premises”). The Seventh and Eighth Building 5 Lease Amendments extend the term of the original lease to December 31, 2029, resulting in an increase in the Company's ROU assets of $8.5 million, and, effective on January 1 2025, expand the Building 5 Premises to include approximately 11,200 square feet of additional laboratory and office space. The annual base rent during the extended term will range from $2.2 million to $2.6 million.
In August 2024, the Company entered into a Lease Termination Agreement with 101 College Street LLC (the "Landlord"). Under the terms of the Lease Termination Agreement, the lease, by and between the Company and the Landlord, dated May 4, 2021 (as amended, the "Terminated Lease"), for certain leased premises of approximately 160,000 square feet of laboratory and office space, was terminated in full, effective August 15, 2024. The leased premises were expected to be occupied by the Company in 2025. In connection with the Lease Termination Agreement and as consideration for the Landlord’s agreement to terminate the lease for its laboratory and office space at 101 College Street in full, the Company agreed to pay to the Landlord a one-time cash termination fee in the amount of $41.5 million and wrote-off $1.9 million of prepaid rent, both of which are recognized in general and administrative operating expenses on the consolidated statements of operations. The Company also cancelled its previously issued letter of credit in the amount of $5.5 million.
The Company has operating leases for its corporate office, laboratories and certain equipment, which expire no later than December 2029. The leases have a weighted-average remaining term of 4.8 years.

The components of lease expense were as follows:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Operating lease cost	$1.9	$2.1	$2.1
Supplemental cash flow information related to leases was as follows:

	December 31,
(dollars in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.9	$2.0	$1.9
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$8.5	$—	$2.4
Maturities of operating lease liabilities as of December 31, 2024 were as follows:

(dollars in millions)
2025	$2.4
2026	1.9
2027	2.0
2028	2.1
2029	2.3
Thereafter	—
Total lease payments	10.7
Less: imputed interest	(1.6)
Total	$9.1
7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

	December 31,
(dollars in millions)	2024	2023
Accounts payable	$13.4	$17.8
Accrued liabilities
Employee expenses	22.4	25.7
Research and development expenses	25.9	43.1
Professional fees	1.8	2.5
General and administrative and commercial expenses	5.1	2.4
Income taxes	3.2	0.7
Accounts payable and accrued liabilities	$71.8	$92.2

8. Long-Term Debt
Debt obligations consisted of the following:

			December 31,
(dollars in millions)	Maturity Date	Interest Rate	2024	2023
2018 Assistance Agreement Debt	09/28	3.25%	$0.8	$1.0
Less: current installments included within Accounts Payable and Accrued Liabilities			(0.2)	(0.2)
Total long-term debt			$0.6	$0.8
In June 2018, the Company entered into an Assistance Agreement with the State of Connecticut (the "2018 Assistance Agreement") to provide funding for the expansion and renovation of laboratory and office space. In September 2018, the Company borrowed $2.0 million under the 2018 Assistance Agreement, of which $1.0 million was forgiven by the State of Connecticut in April 2021 as the Company met certain employment conditions, as defined in the agreement. Borrowings under the 2018 Assistance Agreement bear an interest rate of 3.25% per annum, with interest-only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that the Company be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received.
Minimum future principal payments on long-term debt as of December 31, 2024 are as follows:

(dollars in millions)
2025	$0.2
2026	0.2
2027	0.2
2028	0.2
Total	$0.8
During the years ended December 31, 2024, 2023 and 2022, interest expense was immaterial.
9. Equity
Preferred Stock
As of December 31, 2024 and 2023, the Company had authorized 5,000,000 shares of preferred stock, at a $0.001 par value per share. Preferred stock may be issued in one or more series upon authorization of the Company's board of directors. The board of directors is authorized to fix the designations, powers, preferences and the relative, participating, optional or other special rights and any qualifications, limitations and restrictions of the shares of each series of preferred stock. The authorized shares of the Company's preferred stock are available for issuance without further action by the Company's stockholders, unless such action is required by applicable law or the rules of any stock exchange on which our securities may be listed.
Common Stock
As of December 31, 2024 and 2023, the Company had authorized 200,000,000 shares of common stock, at a $0.001 par value per share. The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board of Directors. No dividends have been declared or paid by the Company since its inception.
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
Equity Distribution Agreements
In August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to $300.0 million of the common stock registered under a universal shelf registration statement pursuant to one or more “at-the-market" offerings. During the year ended December 31, 2023, the Company issued 1,449,275 shares of common stock under this agreement resulting in gross proceeds of approximately $37.2 million, less offering costs of approximately $1.1 million.
In November 2023, the Company amended and restated the Equity Distribution Agreement with Piper Sandler and Cantor, pursuant to which the Company may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under a universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the year ended December 31, 2024, no shares were issued under this amended and restated agreement.
Share-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the "2018 ESPP"), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company's common stock. The number of shares of the Company's common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of December 31, 2024, 2,999,879 shares remained available for purchase. During the years ended December 31, 2024, 2023 and 2022, the Company issued 120,834, 78,528 and 24,898 shares, respectively, of common stock under the 2018 ESPP.
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the "2018 Plan"), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of common shares initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181 shares) issued in respect of incentive units granted under the Incentive Plan that were subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each year beginning with the year ended December 31, 2019 and continuing to, and including, the year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of December 31, 2024, 3,521,243 shares are available for issuance under the 2018 Plan. Common shares subject to outstanding equity awards that expire or are terminated, surrendered, or cancelled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.
Compensation Expense
For the years ended December 31, 2024, 2023 and 2022, the Company recognized compensation expense of $88.2 million, $71.6 million and $75.5 million, respectively, related to the issuance of incentive awards, including $0.7 million, $0.8 million and $0.7 million, respectively, related to the 2018 ESPP.
As of December 31, 2024, there was $52.8 million of compensation expense that is expected to be recognized over a weighted-average period of approximately 1.2 years.

Stock Options
The fair value of the stock options granted during each of the years ended December 31, 2024, 2023 and 2022 was determined using the Black-Scholes option pricing model at the grant date with the following range of assumptions:

	Year ended December 31,
	2024		2023	2022
Expected volatility	72.0% - 75.6%	(1)	71.3% - 75.0%	73.2% - 76.0%
Expected term (years)	5.4 - 5.5	(2)	5.5 - 7.0	5.5 - 7.0
Risk free interest rate	3.5% - 4.6%	(3)	3.4% - 4.8%	1.5% - 4.2%
Expected dividend yield	0%		0%	0%
Exercise price	$24.19 - $47.00		$16.21 - $36.27	$36.79 - $78.91
(1)    Expected volatility is calculated by utilizing the Company's historical volatility of its stock price over a period equal to the expected term.
(2)    Expected term is calculated based on the Company's historical experience.
(3)     Risk free interest rate is based on an interpolation of U.S. Treasury rates to reflect the expected term at the date of grant.
During the years ended December 31, 2023 and 2022, the Company calculated volatility of its common stock by utilizing a weighted-average of a collection of peer company volatilities and its own common stock volatility as the Company’s common stock had not been trading for a sufficient period of time. The expected term was calculated utilizing the simplified method.
A summary of the stock option activity under the 2018 Plan as of December 31, 2024 is presented below. Included in the table are stock options granted to employees, directors and consultants under the 2018 Plan, as well as options to purchase 255,611 shares of common stock granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

(dollars in millions, except weighted-average exercise price)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	7,933,794	$45.22	7.2	$62.6
Granted	1,179,299	$41.26
Exercised	(271,335)	$21.55
Forfeited	(949,428)	$56.09
Expired	—	$—
Outstanding as of December 31, 2024	7,892,330	$44.16	6.7	$3.2
Vested and exercisable as of December 31, 2024	5,440,634	$44.80	5.8	$3.1
Vested and expected to vest as of December 31, 2024	7,713,160	$44.29	6.6	$3.1
The weighted-average grant date fair value of options granted during the years ended December 31, 2024, 2023 and 2022 was $27.35, $21.99 and $39.17, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $3.6 million, $1.4 million and $7.9 million, respectively.
Restricted Stock Units
A summary of restricted stock unit ("RSU") activity under the 2018 Plan for the year ended December 31, 2024 is presented below. Included in the table are RSUs granted to employees and directors under the 2018 Plan, as well as RSUs representing 170,365 shares of common stock granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested RSUs as of December 31, 2023	1,151,856	$38.16
Granted	1,744,971	$44.43
Released	(335,706)	$38.90
Forfeited	(249,830)	$43.07
Unvested RSUs as of December 31, 2024	2,311,291	$42.25
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2024, 2023 and 2022 was $44.43, $32.27 and $54.59, respectively. The total intrinsic value of RSUs released during the years ended December 31, 2024, 2023 and 2022 was $13.2 million, $4.3 million and $2.7 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $13.1 million, $6.9 million and $0.9 million, respectively.
10. Equity Method Investments
In July 2019, the Company and Bayer CropScience LP ("Bayer LP") formed Oerth Bio, a joint venture to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. Pursuant to the terms of the joint venture agreement, the Company made an in-kind intellectual property contribution to Oerth Bio in the form of a license to certain of the Company’s proprietary technology and Bayer LP committed and subsequently made cash contributions to Oerth Bio totaling $56.0 million, as well as an in-kind intellectual property contribution. The Company and Bayer LP each held an initial ownership interest in Oerth Bio representing 50% of the ownership interests. A 15% ownership interest of Oerth Bio was reserved for the future grants of incentive units to employees and service providers and, as a result, the Company's ownership interest totaled 43.6%, 45.0% and 46.5% as of December 31, 2024, 2023 and 2022, respectively, as a result of vested incentive units.
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
Operating expenses and net loss of Oerth Bio for the years ended December 31, 2024, 2023 and 2022 totaled $3.7 million, $8.3 million and $22.9 million, respectively. The Company recognized no equity method losses for the year ended December 31, 2024. The Company recognized equity method losses of $2.5 million and $10.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024, and 2023, the Company’s carrying value of the investment was zero.
The Company also provides Oerth Bio with compensated research and development and administrative services through a separate agreement. The services rendered by the Company during the years ended December 31, 2024, 2023 and 2022 were immaterial.

11. Income Taxes
For the years ended December 31, 2024, 2023 and 2022, income tax expense totaled $0.6 million, $0.9 million and $20.9 million, respectively, and consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
U.S.:
Federal	$—	$(1.7)	$8.2
State and local	0.6	2.6	12.7
Total current	0.6	0.9	20.9
Deferred:
U.S.:
Federal	—	—	—
State and local	—	—	—
Total deferred	—	—	—
Income tax expense	$0.6	$0.9	$20.9
The Company generated a taxable income for the year ended December 31, 2024 primarily due to the Novartis License Agreement, the Novartis Asset Agreement and the required capitalization of research and development expenses. The taxable income for federal purposes has been offset by net operating losses.
The Company generated a taxable loss for the year ended December 31, 2023 primarily due to operating losses. The Company has not recorded any income tax benefits for the net operating losses incurred in the period due to its uncertainty of realizing a benefit from those items.
For the year ended December 31, 2022, the Company generated taxable income and paid income taxes primarily due to revenue recognition for tax purposes from the Vepdegestrant (ARV-471) Collaboration Agreement and the mandatory capitalization of qualified research and development expenses incurred on or after January 1, 2022, which, upon recognition for tax purposes, would create additional deferred tax assets. Under the Tax Cuts and Jobs Act of 2017, qualified research expenses incurred after 2021 are no longer immediately deductible for tax purposes and instead must be capitalized and amortized over at least five years for tax purposes.
All of the Company’s losses before income taxes were generated in the United States.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State taxes	7.8%	18.4%	(1.6)%
Federal research tax credit	4.6%	7.6%	3.4%
Other	—%	—%	(0.1)%
Uncertain tax positions	(0.2)%	(0.5)%	(1.2)%
Return to provision	(0.5)%	(0.2)%	3.6%
Stock compensation	(1.1)%	(1.2)%	(1.4)%
Change in valuation allowance	(31.9)%	(45.4)%	(31.7)%
	(0.3)%	(0.3)%	(8.0)%

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities were as follows as of December 31, 2024 and 2023:

	December 31,
(dollars in millions)	2024	2023
Deferred income tax assets:
Deferred revenue	$155.6	$151.2
Capitalized research and development	161.3	93.6
Stock compensation	60.1	43.4
Tax credits	55.8	43.8
Loss carryforwards	31.7	65.8
Other	8.3	13.3
Total deferred income tax assets	472.8	411.1
Deferred income tax liabilities:
Property, equipment and leasehold improvements	(1.4)	(2.4)
Other	—	(0.8)
Total deferred income tax liabilities	(1.4)	(3.2)
Less valuation allowance	(471.4)	(407.9)
Net deferred income tax liability	$—	$—
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
All, or a portion of, the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to utilize these potential tax benefits. The valuation allowance increased by $63.5 million and $164.0 million in 2024 and 2023, respectively, due to increases in net operating loss carryforwards, revenue recognition for tax purposes from the Vepdegestrant (ARV-471) Collaboration Agreement and the mandatory capitalization of qualified research and development costs in 2024 and 2023.
The Company had $111.0 million and $235.9 million of federal net operating loss carryforwards as of December 31, 2024 and 2023, respectively. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of the Company’s taxable income in the year in which carryforwards are used. The Company had $129.0 million and $250.0 million of state and local net operating loss carryforwards as of December 31, 2024 and 2023, respectively, which expire at various dates beginning in 2035. The Company had $37.7 million and $29.1 million of federal tax credit carryforwards as of December 31, 2024 and 2023, respectively. The Company had $22.4 million and $18.7 million of state tax credit carryforwards as of December 31, 2024 and 2023, respectively, which expire at various dates beginning in 2040.
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

The Company complies with the provisions of ASC 740, Accounting for Income Taxes, in accounting for its uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of December 31, 2024 and 2023, the Company recorded net uncertain tax positions of $5.4 million and $4.9 million, respectively, relating primarily to state income tax filing positions in various jurisdictions.
Changes in the Company's gross unrecognized tax benefits were as follows:

	Year ended December 31,
(dollars in millions)	2024	2023	2022
Beginning of period balance - gross	$5.9	$4.1	$—
Increases for tax positions taken during the current period	—	1.8	4.1
Decreases for tax positions taken during a prior period	—	—	—
End of period balance - gross	$5.9	$5.9	$4.1
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in tax expense. The Company's accrual for interest and penalties as of December 31, 2024 and 2023 totaled $1.0 million and $0.4 million, respectively.
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
12. Commitments and Contingencies
From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount, which could differ materially. Legal fees and other costs associated with such actions are expensed as incurred. As of December 31, 2024 and 2023, the Company has accrued $5.0 million and $15.2 million, respectively, for such matters, related to the Amended License Agreement with Yale University ("Yale"), as further described below.
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
During each of the years ended December 31, 2024, 2023 and 2022, the Company paid $14.95 million, $0.3 million and $0.1 million, respectively, under the license agreement. The payment made in the year ended December 31, 2024 included the payment made in connection with signing the Amended License Agreement, as summarized above.
FMI Agreement
In December 2024, the Company terminated its statement of work related to the development of FoundationOne® Liquid CDx as a companion diagnostic for use with luxdegalutamide (ARV-766) for AR mCRPC in the United States and European Union under its Master In Vitro Diagnostics Agreement with Foundation Medicine, Inc. (the "FMI Agreement"), dated June 2022, for the development and commercialization of one or more of Foundation Medicine’s companion in vitro diagnostic assays for use with one or more of the Company's therapeutic products.
13. Net Loss Per Share
Basic and diluted loss per common share was calculated as follows:

	Year ended December 31,
(dollars and shares in millions, except per common share amounts)	2024	2023	2022
Net loss	$(198.9)	$(367.3)	$(282.5)
Weighted-average common shares outstanding - basic and diluted	71.9	55.5	53.2
Net loss per common share - basic and diluted	$(2.77)	$(6.62)	$(5.31)
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

The Company reported net losses for each of the years ended December 31, 2024, 2023 and 2022, and therefore excluded all stock options and RSUs from the computation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

	Year ended December 31,
(shares in millions)	2024	2023	2022
Stock options	7.9	7.9	6.8
RSUs	2.3	1.2	0.5
	10.2	9.1	7.3
14. Segment Information
The Company's operations are organized into one operating and reportable segment focused on the discovery, development and commercialization of therapies that degrade disease-causing proteins. The segment develops protein degradation therapies designed to harness the body's natural protein disposal system to selectively and efficiently degrade and remove disease-causing protein through the Company's PROTAC (PROteolysis TArgeting Chimera) protein degrader platform. The Company is progressing multiple product candidates through clinical development programs, including vepdegestrant, targeting the estrogen receptor for patients with locally advanced or metastatic ER+/HER2- breast cancer; ARV-393, targeting BCL6 for relapsed/refractory non-Hodgkin Lymphoma; and ARV-102, targeting LRRK2 for neurodegenerative disorders. The Company's tangible assets are held in the United States and all of the Company's revenue has been generated in the United States. The Company manages all business activities on a consolidated basis. The Company's chief operating decision maker is the Chief Executive Officer.
The operating segment's revenue is primarily generated through research collaborations and licensing arrangements with pharmaceutical partners. The terms of these agreements contain multiple goods and services which may include (i) licenses, (ii) research and development activities, and (iii) participation in joint research and development steering committees. The terms of these agreements may include non-refundable, upfront license or option fees, payments for research and development activities, payments upon the achievement of certain milestones and royalty payments based on product sales derived from the collaboration. Revenue is recognized ratably over the Company’s expected performance period under each respective arrangement. The Company also generated revenue through the sale of assets based on fair value. The Company does not have intra-entity sales or transfers.
The accounting policies of the operating segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The chief operating decision maker evaluates the performance of the operating segment and allocates resources based on net income/ loss that also is reported on the consolidated income statement as net loss. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.
The chief operating decision maker uses net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources.

The following table summarizes the reportable segment's financial information:

	Years Ended December 31,
(dollars in millions)	2024	2023	2022
Revenue	$263.4	$78.5	$131.4
Less:
Research and development expense
Program-specific external expense:
Vepdegestrant (ARV-471) (*)	76.9	104.8	72.8
Luxdegalutamide (ARV-766)	19.7	24.2	7.0
ARV-102	13.0	2.3	—
Bavdegalutamide (ARV-110)	8.5	26.6	36.7
ARV-393	6.8	1.4	—
Other programs	2.3	—	1.8
Non program-specific external expense	62.8	72.4	64.3
Compensation and related personnel expense (including share-based compensation)	145.4	134.2	111.4
Other research and development expense	12.8	13.8	21.0
Total research and development expense	348.2	379.7	315.0
General and administrative expense	165.4	100.3	79.6
Other segment expense, net (**)	2.9	1.2	(0.2)
Income tax expense	0.6	0.9	20.9
Loss from equity method investment	—	2.5	10.6
Plus:
Interest income, net	54.8	38.8	12.0
Segment net loss	$(198.9)	$(367.3)	$(282.5)
(*)    Includes net reimbursement to and from Pfizer pursuant to the Vepdegestrant (ARV-471) Collaboration Agreement which are accounted for pursuant to ASC 808 and are recorded as an offset or an increase to research and development expenses.
(**)    Includes loss on disposal of fixed assets, realized gains/ losses on sale of marketable securities and refundable research and development credits from the State of Connecticut.
Depreciation expense totaled $4.6 million, $4.8 million, and $6.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.