Form 10-Q
period 2025-03-31
ARVINAS, INC.
filed 2025-05-01
CIK 1655759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2025, the registrant had 72,991,390 shares of common stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the initiation, timing, progress and results of our current and any future clinical trials of vepdegestrant, ARV-393 and ARV-102, including statements regarding the period during which the results of the clinical trials will become available or the forum in which we will present such results;
•our plans with respect to the initiation of a first-in-human Phase 1 clinical trial of ARV-806 in patients with solid tumors harboring KRAS G12D mutations, and the timing thereof;
•our plans with respect to presentation of detailed VERITAC-2 clinical trial data, sharing data with global regulatory authorities to potentially support regulatory filings and submission of a new drug application to the U.S. Food and Drug Administration, and timings thereof;
•the timing of, and our ability to obtain, marketing approval of our product candidates and the ability of our product candidates to meet existing or future regulatory standards;
•our belief that ARV-393 can be an attractive combination partner for development of novel therapies for lymphoma;
•our plans with respect to the sharing and presentation of certain ARV-393 preclinical data;
•the extent, timing and financial aspects of our cost savings plan and associated workforce reduction;
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
•our winding down of our bavdegalutamide program;
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
ii

•our intellectual property position;
•our estimates regarding expenses, future revenues, capital requirements and needs for additional financing, and statements regarding our cash, cash equivalents and marketable securities, including their sufficiency to fund planned operating expense and capital expenditure requirements into the second half of 2028;
•our belief that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance;
•the impact of government laws and regulations; and
•our competitive position.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 11, 2025, and this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” sections, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(dollars and shares in millions, except per share amounts)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$81.0	$100.5
Marketable securities	873.3	938.9
Accounts receivable	0.4	5.7
Other receivables	8.0	8.0
Prepaid expenses and other current assets	17.0	14.2
Total current assets	979.7	1,067.3
Property, equipment and leasehold improvements, net	6.7	7.0
Operating lease right-of-use assets	9.9	9.0
Collaboration contract asset and other assets	4.8	8.1
Total assets	$1,001.1	$1,091.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$71.1	$71.8
Deferred revenue	141.0	156.2
Current portion of operating lease liabilities	1.9	1.8
Total current liabilities	214.0	229.8
Deferred revenue	118.4	292.0
Long-term debt	0.5	0.6
Operating lease liabilities	8.1	7.3
Total liabilities	341.0	529.7
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, zero shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value; 73.0 and 68.8 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	0.1	0.1
Accumulated deficit	(1,448.7)	(1,531.6)
Additional paid-in capital	2,107.2	2,092.2
Accumulated other comprehensive income	1.5	1.0
Total stockholders’ equity	660.1	561.7
Total liabilities and stockholders’ equity	$1,001.1	$1,091.4
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

(dollars and shares in millions, except per share amounts)	For the Three Months Ended March 31,
Consolidated Statements of Operations	2025	2024
Revenue	$188.8	$25.3
Operating expenses:
Research and development	90.8	84.3
General and administrative	26.6	24.3
Total operating expenses	117.4	108.6
Income (loss) from operations	71.4	(83.3)
Other income
Interest income, net	11.7	14.0
Total other income	11.7	14.0
Net income (loss) before income taxes	83.1	(69.3)
Income tax expense	(0.2)	(0.1)
Net income (loss)	$82.9	$(69.4)

Earnings (loss) per common share
Basic	$1.14	$(0.97)
Diluted	$1.14	$(0.97)

Weighted average common shares outstanding
Basic	72.5	71.7
Diluted	72.7	71.7

(dollars in millions)	For the Three Months Ended March 31,
Consolidated Statements of Comprehensive Income (Loss)	2025	2024
Net income (loss)	$82.9	$(69.4)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	0.5	(1.3)
Comprehensive income (loss)	$83.4	$(70.7)
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
For the Three Months Ended March 31, 2025 and 2024	Shares	Amount
Balance as of December 31, 2024	68.8	$0.1	$(1,531.6)	$2,092.2	$1.0	$561.7
Stock-based compensation	—	—	—	15.0	—	15.0
Net income	—	—	82.9	—	—	82.9
Issuance of common stock under equity incentive plans	0.8	—	—	—	—	—
Issuance of common stock for pre-funded warrants	3.4	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	0.5	0.5
Balance as of March 31, 2025	73.0	$0.1	$(1,448.7)	$2,107.2	$1.5	$660.1
Balance as of December 31, 2023	68.0	$0.1	$(1,332.7)	$1,995.7	$(3.1)	$660.0
Stock-based compensation	—	—	—	18.6	—	18.6
Net loss	—	—	(69.4)	—	—	(69.4)
Issuance of common stock under equity incentive plans	0.3	—	—	1.8	—	1.8
Unrealized loss on available-for-sale securities	—	—	—	—	(1.3)	(1.3)
Balance as of March 31, 2024	68.3	$0.1	$(1,402.1)	$2,016.1	$(4.4)	$609.7
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
(dollars in millions)	2025	2024
Cash flows from operating activities:
Net income (loss)	$82.9	$(69.4)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	0.7	1.2
Net accretion of bond discounts/premiums	(3.8)	(5.5)
Amortization of right-of-use assets	0.6	0.5
Amortization of collaboration contract asset	3.3	0.4
Stock-based compensation	15.0	18.6
Changes in operating assets and liabilities:
Accounts receivable	5.3	—
Other receivables	—	0.1
Prepaid expenses and other assets	(2.7)	(1.9)
Accounts payable and accrued liabilities	(0.8)	(15.7)
Operating lease liability	(0.5)	(0.5)
Deferred revenue	(188.9)	(25.3)
Net cash used in operating activities	(88.9)	(97.5)
Cash flows from investing activities:
Purchases of marketable securities	(119.6)	(247.9)
Maturities of marketable securities	189.5	120.2
Purchases of property, equipment and leasehold improvements	(0.4)	(0.1)
Net cash provided by (used in) by investing activities	69.5	(127.8)
Cash flows from financing activities:
Repayments of long-term debt	(0.1)	(0.2)
Proceeds from exercise of stock options and issuance of ESPP shares	—	1.8
Net cash (used in) provided by financing activities	(0.1)	1.6
Net decrease in cash, cash equivalents and restricted cash	(19.5)	(223.7)
Cash, cash equivalents and restricted cash, beginning of the period	100.5	317.2
Cash, cash equivalents and restricted cash, end of the period	$81.0	$93.5
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$0.1	$—
Cash paid for taxes	$—	$1.2
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
The accompanying unaudited condensed consolidated financial statements include the accounts of Arvinas, Inc. and its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company's audited consolidated financial statements as of that date. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, forming part of Arvinas’ 2024 Annual Report on Form 10-K filed with the SEC on February 11, 2025.
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
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows for the foreseeable future. The Company has financed its operations primarily through sales of assets and equity interests, proceeds from collaborations and a licensing arrangement, grant funding and debt financing. The Company had cash, cash equivalents and marketable securities of approximately $1.0 billion as of March 31, 2025.
2. Summary of Accounting Pronouncements and Significant Accounting Policies
Accounting Pronouncements
Recently Adopted Accounting Pronouncements
There have been no recently adopted accounting pronouncements that have had a material impact on the Company's unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, "Disaggregation of Income Statement Expenses," which requires disclosures of certain disaggregated income statement expense captions into specified categories within the footnotes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact ASU No. 2024-03 will have on its condensed consolidated financial statements.
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
Significant Accounting Policies
There were no changes to the Company’s significant accounting policies during the three months ended March 31, 2025.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown in the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024:

(dollars in millions)	March 31, 2025	March 31, 2024
Cash and cash equivalents	$81.0	$88.0
Restricted cash	—	5.5
Cash, cash equivalents and restricted cash	$81.0	$93.5
Restricted cash represents a letter of credit collateralized by a certificate of deposit in the same amount which was canceled in connection with a lease termination agreement the Company entered into with 101 College Street LLC in August 2024.
3. Research Collaboration and License Agreements
Vepdegestrant (ARV-471) Collaboration Agreement
In July 2021, the Company entered into a Collaboration Agreement with Pfizer Inc. (“Pfizer”) (the “Vepdegestrant (ARV-471) Collaboration Agreement”) pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound vepdegestrant (the “Licensed Products”). Under the Vepdegestrant (ARV-471) Collaboration Agreement, the Company received an upfront, non-refundable payment of $650.0 million. In addition, the Company is eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400.0 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones. There were no regulatory or sales-based milestone payments received through March 31, 2025.
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
As a direct result of the Company’s entry into the Vepdegestrant (ARV-471) Collaboration Agreement, the Company incurred direct and incremental costs to obtain the contract, paid to a financial advisor, totaling $12.9 million. In accordance with Accounting Standards Codification ("ASC") 340, Other Assets and Deferred Costs, the Company recognized an asset of $12.9 million in collaboration contract asset and other assets in the condensed consolidated balance sheet at inception of the Vepdegestrant (ARV-471) Collaboration Agreement, which is being amortized as general and administrative expense over the total estimated period of performance under the Vepdegestrant (ARV-471) Collaboration Agreement.
Pfizer Research Collaboration Agreement
In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer (the “Pfizer Research Collaboration Agreement”). Under the terms of the Pfizer Research Collaboration Agreement, the Company received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. These payments are being recognized over the total estimated period of performance. As of March 31, 2025, there remains a single target under the Pfizer Research Collaboration Agreement, and, in accordance with the terms of such Agreement, the Company is eligible to receive up to an additional $3.8 million in non-refundable option payments if Pfizer exercises its option for such target protein.
The Company is also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated target proteins under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales. There were no sales-based milestone payments or royalties received through March 31, 2025.
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
In May 2024, the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to the Novartis Transaction (the “HSR Termination”). As a result of the HSR Termination and satisfaction of other closing conditions, Novartis paid to the Company a one-time, upfront payment in the aggregate amount of $150.0 million in accordance with the terms of the Novartis License Agreement and the Novartis Asset Agreement. Under the terms of the Novartis License Agreement, the Company is eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory and commercial milestones for luxdegalutamide (ARV-766) being met, as well as tiered royalties based on worldwide net sales of luxdegalutamide (ARV-766), subject to reduction under certain circumstances as provided in the Novartis License Agreement. There were no development, regulatory or commercial milestone payments, or sales-based royalties received through March 31, 2025.
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
The Company determined that the Novartis License Agreement and the Novartis Asset Agreement entered into with Novartis concurrently should be accounted for as a combined contract in accordance with ASC

606, Revenue from Contracts with Customers. The Company determined the fair value of the assets sold under the Novartis Asset Agreement to be $20.0 million, which was recognized at the time of sale as revenue, and the fair value of the Novartis License Agreement to be $130.0 million, which was recognized as revenue over the total estimated period of performance during the technology transfer period, as defined in the agreement, based on the cost incurred input method. Under the Novartis License Agreement, Novartis also reimbursed the Company for development costs incurred during the technology transfer period, which was recognized as revenue as costs were incurred. As of December 31, 2024, the technology transfer period ended as the Company completed the transition of its ongoing and planned clinical trials of luxdegalutamide (ARV-766) to Novartis.
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
Bayer Collaboration Agreement
In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (the “Bayer Collaboration Agreement”) setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras ("PROTAC targeted protein degraders") that mediate the degradation of target proteins. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront, non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license. The Company also received an additional $12.0 million from Bayer AG from inception through 2023. These payments were recognized over the total estimated period of performance.
The Company was also eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated target proteins. In addition, the Company was eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which were subject to reductions. There were no development or sales-based milestone payments or royalties received through March 31, 2025.
Pursuant to notice from Bayer AG in accordance with the terms of the Bayer Collaboration Agreement, the Bayer Collaboration Agreement was terminated effective August 12, 2024.
Restated Genentech Agreement
In November 2017, the Company entered into an Amended and Restated Option, License, and Collaboration Agreement (the “Restated Genentech Agreement”) with Genentech, Inc. and F. Hoffman-La Roche Ltd. (together "Genentech"), amending a previous Genentech agreement entered into in September 2015. Under the Restated Genentech Agreement, the Company received additional upfront, non-refundable payments of $34.5 million (in addition to $11.0 million received under the previous agreement in 2015) to fund Genentech-related research. Upfront non-refundable payments were recognized as revenue over the performance period, which concluded during the first quarter of 2023.
The Company is eligible to receive up to $44.0 million per target protein in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received through March 31, 2025.

Changes in the Company's contract balances for the three months ended March 31, 2025 and 2024 were as follows:

(dollars in millions)	March 31, 2025	March 31, 2024
Accounts receivable related to collaborations
Beginning balance	$5.7	$—
Payments received	(5.3)	—
Ending balance	$0.4	$—
Accounts payable related to collaborations
Beginning balance	$5.4	$13.1
Additions	19.4	14.1
Payments made	(5.4)	(13.1)
Ending balance	$19.4	$14.1
Contract assets: Collaboration contract asset
Beginning balance	$7.8	$9.4
Amortization	(3.3)	(0.4)
Ending balance	$4.5	$9.0
Contract liabilities: Deferred revenue
Beginning balance	$448.2	$549.2
Revenue recognized from balances held at the beginning of the period	(188.8)	(25.3)
Ending balance	$259.4	$523.9
During the three months ended March 31, 2025, the Company updated its estimate to satisfy the performance obligations under the Vepdegestrant (ARV-471) Collaboration Agreement due to the removal of the first-line Phase 3 combination trial with Pfizer’s novel investigational CDK4 inhibitor, atirmociclib, and the removal of the second-line Phase 3 combination trial with a CDK4/6 inhibitor from the development plan. The change in accounting estimate resulted in an increase in revenue of $150.2 million, an increase in operating expenses of $2.6 million, an increase in net income of $147.6 million, and an increase in basic and diluted earnings per share of $2.04 and $2.03, respectively, for the three months ended March 31, 2025.
During the three months ended March 31, 2025, the Company also changed its estimate of the duration of the performance period under the Pfizer Research Collaboration Agreement as a result of updated research timelines. The change in accounting estimate resulted in a decrease in revenue and net income of $2.5 million, respectively, and a decrease in basic and diluted earnings per share of $0.03 for the three months ended March 31, 2025. The reversed revenue will continue to be recognized in future periods as the Company continues to advance on the performance obligation under the updated collaboration timeline.
During the three months ended March 31, 2024, no changes in accounting estimates related to the Company's collaborations were recorded.
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of March 31, 2025 totaled $259.4 million, which is expected to be recognized in the following periods:

(dollars in millions)
Remainder of 2025	$101.7
2026	66.6
2027	20.3
2028	70.8
Total	$259.4

4. Marketable Securities and Fair Value Measurements
The following is a summary of the Company’s available-for-sale marketable securities measured at fair value on a recurring basis.

	March 31, 2025
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$868.3	$1.7	$(0.2)	$869.8
Government securities	Level 2	3.5	—	—	3.5
Total		$871.8	$1.7	$(0.2)	$873.3

	December 31, 2024
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$934.4	$1.7	$(0.7)	$935.4
Government securities	Level 2	3.5	—	—	3.5
Total		$937.9	$1.7	$(0.7)	$938.9
The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. As such, the Company has classified these losses as temporary in nature.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these assets and liabilities.
5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

(dollars in millions)	March 31, 2025	December 31, 2024
Laboratory equipment	$20.8	$20.6
Leasehold improvements	9.0	9.3
Office equipment	2.8	2.7
Total property, equipment and leasehold improvements	32.6	32.6
Less: accumulated depreciation and amortization	(25.9)	(25.6)
Property, equipment and leasehold improvements, net	$6.7	$7.0
During the three months ended March 31, 2025 and 2024, the Company recognized depreciation and amortization expense of $0.7 million and $1.2 million, respectively.
6. Right-of-Use Assets and Liabilities
Operating lease liabilities and their corresponding right-of-use ("ROU") assets are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. The Company's weighted average incremental borrowing rate at March 31, 2025 totaled 6.9%. Lease expense is recognized on a straight-line basis over the lease term.

The Company has operating leases for its corporate office, laboratories and certain equipment, which expire no later than December 2029. The leases have a weighted average remaining term of approximately 4.6 years.
The components of lease expense were as follows:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Operating lease cost	$0.7	$0.5
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$0.5	$0.5
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$1.5	$—
In December 2024, the Company, entered into a Seventh Amendment and an Eighth Amendment, and in February 2025, the Company entered into a Ninth Amendment to its lease (collectively the “Building 5 Lease Amendments") with Science Park Development Corporation for certain premises in New Haven, Connecticut (the “Building 5 Premises”). The Building 5 Lease Amendments extended the term of the original lease to December 31, 2029, and expanded the Building 5 Premises to include approximately 10,900 square feet of additional laboratory and office space in the first quarter of 2025, resulting in an increase in the Company's ROU assets of $1.5 million.
Maturities of operating lease liabilities as of March 31, 2025, were as follows:

(dollars in millions)
Remainder of 2025	$2.0
2026	2.3
2027	2.4
2028	2.5
2029	2.6
Total lease payments	11.8
Less: imputed interest	(1.8)
Total	$10.0

7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

(dollars in millions)	March 31, 2025	December 31, 2024
Accounts payable	$26.4	$13.4
Accrued liabilities
Research and development expenses	28.0	25.9
Employee expenses	7.6	22.4
Income taxes	3.5	3.2
Professional fees	3.1	1.8
General and administrative and commercial expenses	2.5	5.1
Total accounts payable and accrued liabilities	$71.1	$71.8
8. Long-Term Debt
Debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	March 31, 2025	December 31, 2024
2018 Assistance Agreement Debt	09/28	3.25%	$0.7	$0.8
Less: current installments			(0.2)	(0.2)
Total long-term debt			$0.5	$0.6
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
Minimum future principal payments on long-term debt as of March 31, 2025 are as follows:

(dollars in millions)
Remainder of 2025	$0.1
2026	0.2
2027	0.2
2028	0.2
Total	$0.7
During the three months ended March 31, 2025 and 2024, interest expense was immaterial.
9. Equity
Equity Distribution Agreements
In November 2023, the Company amended and restated the Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under a universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the three months ended March 31, 2025, no shares were issued under this agreement.

Stock-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of March 31, 2025, 3,687,437 shares remained available for purchase. During the three months ended March 31, 2025 and 2024, the Company issued zero and 34,515 shares of common stock, respectively, under the 2018 ESPP.
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the “2018 Plan”), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of shares of common stock initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181 shares) issued in respect of incentive units granted under the Fourth Amendment to the Company’s Incentive Share Plan, which was terminated in September 2018, that were subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of March 31, 2025, 3,327,876 shares remained available for issuance under the 2018 Plan. Shares of common stock subject to outstanding equity awards that expire or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.
Compensation Expense
During the three months ended March 31, 2025 and 2024, the Company recognized compensation expense of $15.0 million and $18.6 million, respectively, related to the issuance of incentive awards, including $0.2 million related to the 2018 ESPP in each period presented.
As of March 31, 2025, there was $73.6 million of total unrecognized compensation expense that is expected to be amortized over a weighted average period of approximately 1.7 years.
Stock Options
The fair value of the stock options granted during the three months ended March 31, 2025 and 2024 was determined using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2025	March 31, 2024
Expected volatility (1)	72.1 - 72.2%	75.1 - 75.6%
Expected term (years) (2)	5.5 - 5.6	5.4 - 5.5
Risk free interest rate (3)	4.0% - 4.4%	3.9% - 4.3%
Expected dividend yield	0%	0%
Exercise price	$16.23 - $17.70	$38.10 - $47.00
(1)    Expected volatility is calculated by utilizing the Company's historical volatility of its stock price over a period equal to the expected term.
(2)    Expected term is calculated based on the Company's historical experience.
(3)     Risk free interest rate is based on an interpolation of U.S. Treasury rates to reflect the expected term at the date of grant.

A summary of the stock option activity during the three months ended March 31, 2025 is presented below. Included in the table are stock options granted to employees and directors under the 2018 Plan, as well as options to purchase 255,611 shares of common stock granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

(dollars in millions, except weighted average exercise price)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	7,892,330	$44.16	6.7	$3.2
Granted	1,078,292	$17.65
Forfeited	(218,106)	$46.71
Outstanding as of March 31, 2025	8,752,516	$40.83	6.8	$—
Vested and exercisable as of March 31, 2025	5,934,775	$45.12	5.8	$—
Vested and expected to vest as of March 31, 2025	8,455,437	$41.34	6.7	$—
The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2025 and 2024 was $11.50 and $30.52, respectively. There were no options exercised during the three months ended March 31, 2025. The total intrinsic value of options exercised during the three months ended March 31, 2024 was $0.9 million.
Restricted Stock Units ("RSUs")
A summary of RSU activity during the three months ended March 31, 2025 is presented below. Included in the table are RSUs granted to employees and directors under the 2018 Plan, as well as RSUs representing 170,365 shares of common stock granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested RSUs as of December 31, 2024	2,311,291	$42.25
Granted	2,229,467	$17.66
Vested	(805,578)	$45.35
Forfeited	(146,054)	$44.92
Unvested RSUs as of March 31, 2025	3,589,126	$26.17
The weighted-average grant date fair value per share of RSUs granted during the three months ended March 31, 2025 and 2024 was $17.66 and $46.55, respectively. The total intrinsic value of RSUs released during the three months ended March 31, 2025 and 2024 was $14.1 million and $9.4 million, respectively. The total fair value of RSUs vested during the three months ended March 31, 2025 and 2024 was $36.5 million and $8.1 million, respectively.
10. Income Taxes
For the three months ended March 31, 2025, the Company recognized income tax expense of $0.2 million, resulting in an effective tax rate of 0.2%, as compared to income tax expense of $0.1 million, resulting in an effective tax rate of (0.2)%, in the same period for 2024. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended March 31, 2025 and the Company’s overall effective tax rate of 0.2% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended March 31, 2024 and the Company’s overall effective tax rate of (0.2)% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
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
11. Earnings (Loss) Per Common Share
Basic and diluted earnings (loss) per common share was calculated as follows:

	For the Three Months Ended March 31,
(dollars and shares in millions, except per share amounts)	2025	2024
Net income (loss)	$82.9	$(69.4)

Basic weighted average common shares outstanding	72.5	71.7
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.2	—
Denominator adjustments for diluted EPS:	0.2	—
Diluted weighted average common shares outstanding	72.7	71.7

Earnings (loss) per common share
Basic	$1.14	$(0.97)
Diluted	$1.14	$(0.97)
The weighted average number of common shares included in the computation of basic and diluted net loss per common share for the three months ended March 31, 2024 gives effect to pre-funded warrants issued in November 2023 which allowed holders to acquire up 3,422,380 shares of common stock at a nominal exercise price of $0.001 per share and were classified as equity. The shares underlying the pre-funded warrants were exercisable for little or no consideration and therefore the underlying shares were considered outstanding at the issuance of the pre-funded warrants for purposes of calculating the weighted average number of common shares outstanding in basic and diluted net loss per share for common share. As of March 31, 2025, all outstanding pre-funded warrants were cashless exercised for no consideration and the Company issued 3,422,186 shares of common stock to the holders.
The Company reported a net loss for the three months ended March 31, 2024 and therefore excluded all stock options and RSUs from the calculation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

For the Three Months Ended March 31,
2024
Stock options	8.6
RSUs	2.5
11.1

12. Equity Method Investments
In July 2019, the Company and Bayer CropScience LP (“Bayer LP”) formed Oerth Bio LLC ("Oerth Bio"), a joint venture to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. The Company and Bayer LP each held an initial ownership interest in Oerth Bio of 50%. A 15% ownership interest of Oerth Bio was reserved for the future grants of incentive units to employees and service providers and, as a result, the Company's ownership interest totaled 43.5% and 44.6% as of March 31, 2025 and 2024, respectively, as a result of vested incentive units.
Net income (loss) of Oerth Bio for the three months ended March 31, 2025 and 2024 totaled $0.6 million and $(0.7) million, respectively.
As of March 31, 2025 and 2024, the Company’s carrying value of the investment was zero.
The Company also provides Oerth Bio with compensated research, development and administrative services through a separate agreement. The services rendered by the Company during the three months ended March 31, 2025 and 2024 were immaterial.
13. Commitments and Contingencies
From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount, which could differ materially. Legal fees and other costs associated with such actions are expensed as incurred. The Company's accrual for such matters totaled $5.0 million and $15.2 million as of March 31, 2025 and 2024, respectively, related to the Amended License Agreement with Yale University ("Yale"), as further described below.
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
The operating segment's revenue is primarily generated through research collaborations and licensing arrangements with pharmaceutical partners. The terms of these agreements contain multiple goods and services which may include (i) licenses, (ii) research and development activities, and (iii) participation in joint research and development steering committees. The terms of these agreements may include non-refundable, upfront license or option fees, payments for research and development activities, payments upon the achievement of certain milestones and royalty payments based on product sales derived from the collaboration. Revenue is recognized ratably over the Company’s expected performance period under each respective arrangement. The Company has also generated revenue through the sale of assets based on fair value. The Company does not have intra-entity sales or transfers.
The accounting policies of the operating segment are the same as those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and in Note 2, Summary of Accounting Pronouncements and Significant Accounting Policies. The chief operating decision maker evaluates the performance of the operating segment and allocates resources based on net income/ loss that also is reported on the consolidated income statement as net income (loss). The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.
The chief operating decision maker uses net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources.

The following table summarizes the reportable segment's financial information:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Revenue	$188.8	$25.3
Less:
Research and development expense
Vepdegestrant (ARV-471) (*)	24.1	19.1
ARV-102	6.5	1.3
ARV-393	2.6	1.2
Bavdegalutamide (ARV-110)	1.1	1.6
Luxdegalutamide (ARV-766)	—	3.6
Other programs	2.6	0.1
Non program-specific external expense	13.9	16.1
Compensation and related personnel expense (including stock-based compensation)	36.9	38.3
Other research and development expense	3.1	3.0
Total research and development expense	90.8	84.3
General and administrative expense	26.6	24.3
Income tax expense	0.2	0.1
Plus:
Interest income, net	11.7	14.0
Segment net income (loss)	$82.9	$(69.4)
(*)    Includes net reimbursement to and from Pfizer pursuant to the Vepdegestrant (ARV-471) Collaboration Agreement which are accounted for pursuant to ASC 808 and are recorded as an offset or an increase to research and development expenses.
During the three months ended March 31, 2025 and 2024, depreciation expense totaled $0.7 million and $1.2 million, respectively.
15. Subsequent Events
Reduction in Force

On April 30, 2025, the Company's management, pursuant to authority delegated by the Board of Directors of the Company, committed the Company to and approved a reduction of the Company’s workforce by approximately 33% across all areas of the Company, as part of the Company’s decision to streamline operations across the organization and enable the efficient progression of the Company’s portfolio.

The Company expects the workforce reduction will be substantially completed by the end of the second quarter of 2025. The Company estimates that it will incur approximately $10.0 million in costs in connection with the workforce reduction, which consist of severance and other one-time employee termination benefit expenses which the Company expects to recognize primarily in the second quarter of 2025. The estimates of costs that the Company expects to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amount and certainty of cash flows from operations and from outside sources, so as to allow investors to better view our company from management’s perspective. You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the related notes and discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 11, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 11, 2025 and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in or implied by these forward-looking statements.
Business Overview
Our Business
We are a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases. Through our PROteolysis TArgeting Chimera, or PROTAC, degrader platform, we are pioneering the development of protein degradation therapies designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. We are currently progressing multiple product candidates through clinical development programs, including vepdegestrant, targeting the estrogen receptor, or ER, for the treatment of locally advanced or metastatic ER positive / human epidermal growth factor receptor 2, or HER2, negative, or ER+/HER2-, breast cancer; ARV-393, targeting the B-cell lymphoma 6, or BCL6 protein for the treatment of relapsed/refractory non-Hodgkin Lymphoma, or NHL; and ARV-102, targeting the leucine-rich repeat kinase 2, or LRRK2, protein for the treatment of neurodegenerative disorders. We also have programs in preclinical development, and plan to advance ARV-806 into a first-in-human Phase 1 clinical trial in patients with solid tumors harboring Kirsten rat sarcoma, or KRAS, G12D mutations.

Our pipeline, which includes an overview of our pivotal trial for vepdegestrant, as well as our clinical and preclinical programs, is summarized below.

•The agents noted in the graph above are currently under investigation; their safety and effectiveness for these investigational uses have not been established.
•Defined terms in graph above, not defined elsewhere: 2L, second-line; AR, androgen receptor.
•Footnotes in graph: a. Data to be presented at 2025 American Society of Clinical Oncology (May 30 – June 3, 2025); b. The trial (NCT04606446) is currently evaluating Pfizer, Inc.’s KAT6 inhibitor (PF-07248144) in combination with endocrine therapies following cyclin-dependent kinase, or CDK, 4/6 inhibitor treatments; the trial is being operationalized and funded by Pfizer, Inc. and will now include a vepdegestrant/KAT6 cohort; c. Anticipated start date in the second half of 2025.

In addition to the programs above and our early-stage collaborations, including with Pfizer, Inc., or Pfizer, and Genentech, Inc. and F. Hoffman-La Roche Ltd., or Genentech, we are conducting exploratory research and development work on multiple other undisclosed targets.
Oncology Programs: Vepdegestrant and ARV-393
Estrogen Receptor Program: Vepdegestrant
Vepdegestrant is an investigational orally bioavailable PROTAC protein degrader designed to specifically target and degrade the ER for the treatment of locally advanced or metastatic ER+/HER2- breast cancer. We are co-developing vepdegestrant with Pfizer, pursuant to a collaboration agreement that we and Pfizer entered into in July 2021. We granted Pfizer worldwide co-exclusive rights to develop and commercialize vepdegestrant.
In preclinical studies, vepdegestrant demonstrated near-complete ER degradation in tumor cells, induced robust tumor shrinkage when dosed as a single agent in multiple ER-driven xenograft models and showed superior anti-tumor activity when compared to a standard of care agent, fulvestrant, both as a single agent and in combination with a cyclin-dependent kinase, or CDK, 4/6 inhibitor.
We, along with Pfizer, have several ongoing clinical trials of vepdegestrant, and Pfizer has a clinical trial which it plans to add a vepdegestrant combination cohort to, which are summarized below.
•Vepdegestrant is currently under investigation; its safety and effectiveness for these investigational uses have not been established.
•Defined terms in graph above, not defined elsewhere: CDK4/6i, cyclin-dependent kinase 4/6 inhibitor
•Footnotes in graph: a. Data to be presented at 2025 American Society of Clinical Oncology (May 30 – June 3, 2025); b. The trial (NCT04606446) is currently evaluating Pfizer’s KAT6 inhibitor (PF-07248144) in combination with endocrine therapies following CDK4/6 inhibitor treatments; the trial is being operationalized and funded by Pfizer and will now include a vepdegestrant/KAT6 cohort; c. Clinical trials fully enrolled except for ribociclib combination trial.
In the first quarter of 2025, we, along with Pfizer, announced positive topline results from the Phase 3 VERITAC-2 clinical trial in the estrogen receptor 1-mutant, or ESR1m, population. We and Pfizer plan to present detailed results from the VERITAC-2 Phase 3 clinical trial in a late-breaker oral presentation at the 2025 American Society of Clinical Oncology Annual Meeting in the second quarter of 2025, share these data with global regulatory authorities to potentially support regulatory filings also in the second quarter of 2025, and submit a new drug application to the U.S. Food and Drug Administration for potential approval in the second half of 2025.
The Phase 3 VERITAC-2 clinical trial is a global randomized study evaluating the efficacy and safety of vepdegestrant as a monotherapy compared to fulvestrant in patients with ER+/HER2- advanced or metastatic breast cancer. The trial enrolled 624 patients at sites in 26 countries who had previously received treatment with a CDK4/6 inhibitor plus endocrine therapy. Patients were randomized to receive either vepdegestrant once daily, orally on a 28-day continuous dosing schedule, or fulvestrant, administered intramuscularly on Days 1 and 15 of Cycle 1 and then on Day 1 of each 28-day cycle starting from Day 1 of Cycle 2. The primary endpoint was progression-free survival, or PFS, by blinded independent central review among patients with ESR1m and among all patients, also known as the intent to treat, or ITT, population.

The Phase 3 VERITAC-2 trial met its primary endpoint in the ESR1m population, demonstrating a statistically significant and clinically meaningful improvement in PFS compared to fulvestrant. The results exceeded the pre-specified target hazard ratio of 0.60 in the ESR1m population. The trial did not reach statistical significance in improvement in PFS in the ITT population.

Overall survival was not mature at the time of the analysis of data, with less than a quarter of the required number of events having occurred. The trial will continue to assess overall survival as a key secondary endpoint. In the trial, vepdegestrant was generally well tolerated and its safety profile was consistent with what has been observed in previous studies.

In the second quarter of 2025, we announced that we and Pfizer removed two planned Phase 3 combination trials of vepdegestrant from the agreed-upon joint development plan: a first-line Phase 3 combination trial with Pfizer’s novel investigational CDK4 inhibitor, atirmociclib, and a second-line Phase 3 combination trial with a CDK4/6 inhibitor.

Additionally, in the second quarter of 2025, we announced that Pfizer plans to add a vepdegestrant combination cohort to its ongoing Phase 1 clinical trial evaluating Pfizer’s investigational KAT6 inhibitor in combination with endocrine therapies following CDK4/6 inhibitor treatment. This clinical trial is being operationalized and funded solely by Pfizer.
Hematology Program: ARV-393
ARV-393 is an investigational, orally bioavailable PROTAC designed to degrade BCL6, a transcriptional repressor and a key regulator of normal B-cell maturation and differentiation processes. Deregulation of BCL6 function (e.g., via chromosomal translocation, mutations) may lead to malignant transformation and development of NHL. During B-cell development, tightly controlled BCL6 protein expression regulates more than 600 genes to facilitate rapid B-cell proliferation and tolerance of somatic hypermutation and gene recombination for antibody generation. Deregulated BCL6 expression is common in B-cell lymphoma and promotes cancer cell survival, proliferation, and genomic instability. Prior to the advent of PROTAC technology, the BCL6 protein was considered "undruggable." We believe that ARV-393 PROTAC-mediated degradation of BCL6 may provide an important novel therapeutic option for patients with NHL, and that current preclinical data suggest that ARV-393 has the potential to be an attractive combination partner for development of novel therapies for lymphoma, including chemo-free combination regimens and/or “all oral” treatment options.
We are currently enrolling a Phase 1 first-in-human clinical trial of ARV-393 in patients with relapsed/refractory NHL. This is an open-label, multicenter, Phase 1 dose escalation study to evaluate the safety, tolerability and preliminary anti-tumor activity of ARV-393 as a single agent in adult patients with relapsed/refractory NHL. We plan to share preliminary clinical data from this ongoing Phase 1 clinical trial in patients with NHL in the second half of 2025.

In the second quarter of 2025, we presented preclinical data of ARV-393 in combination with standard of care, or SOC, chemotherapy and biologic agents, as well as oral, investigational small molecule inhibitors in high grade and aggressive diffuse large B-cell lymphoma, or DLBCL, in vivo models at the American Association for Cancer Research, or AACR, Annual Meeting. Based on these preclinical data, in aggressive DLBCL models, ARV-393 showed strong synergistic antitumor activity, including complete regressions, in combination with SOC chemotherapy and biologics, as well as investigational oral small molecule inhibitors. In particular:

•ARV-393 in combination with SOC chemotherapy (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone, or R-CHOP), induced significantly greater tumor growth inhibition, or TGI, compared with rituximab, CHOP, R-CHOP, or ARV-393 alone, with complete tumor regressions in all mice treated with the ARV-393 and R-CHOP combination;
•ARV-393 in combination with SOC biologics targeting CD20 (rituximab), CD19 (tafasitamab), or CD79b (polatuzumab vedotin), resulted in tumor regressions and demonstrated significantly stronger TGI compared with either agent alone;
•in preclinical models, ARV-393 increased CD20 expression, providing additional support for the exploration of combinations with CD20-targeted agents and in the context of low or loss of CD20 expression; and
•ARV-393 in combination with investigational small molecule inhibitors targeting clinically validated oncogenic drivers of lymphoma, such as BTK (acalabrutinib), BCL2 (venetoclax), or EZH2 (tazemetostat), resulted in superior tumor growth inhibition compared with each agent alone, with tumor regressions in all mice treated with the combinations.
We plan to present new preclinical data demonstrating single agent activity of ARV-393 in patient derived xenograft models of transformed Follicular Lymphoma and a patient-derived xenograft model of nTFHL-AI (angioimmunoblastic type of nodal T-follicular helper cell lymphoma), a rare and aggressive NHL with high unmet need and limited treatment options, for a presentation at the European Hematology Association 2025 conference in Milan, Italy in the second quarter of 2025. In addition, we plan to share preclinical data for ARV-393 in combination with an emerging SOC option in second-line DLBC in the second half of 2025.
Neuroscience Program: ARV-102
ARV-102 is our first oral PROTAC protein degrader in development to treat neurodegenerative diseases. In preclinical studies, ARV-102 has been shown to cross the blood-brain barrier and degrade LRRK2, which is a large, multidomain scaffolding kinase. Increased activity and expression of LRRK2 have been implicated in the pathogenesis of neurological diseases, including LRRK2 genetic and idiopathic Parkinson’s disease, or PD, and progressive supranuclear palsy.
We are currently conducting two ongoing clinical trials with ARV-102, a Phase 1 clinical trial in healthy volunteers and a Phase 1 clinical trial in patients with PD.
We completed enrollment for the single ascending dose, or SAD, and multiple ascending dose, or MAD cohorts of the ARV-102 Phase 1 clinical trial in healthy volunteers in the first quarter of 2025 and we expect to present final data from the SAD and MAD cohorts of this clinical trial in the second half of 2025.
Enrollment for the SAD cohort of the ARV-102 Phase 1 clinical trial in patients with PD is ongoing. We expect to present initial data from this clinical trial, as well as initiate the MAD cohort of this clinical trial, in the second half of 2025.
In the second quarter of 2025, we presented data from the first-in-human clinical trial of ARV-102 at the 2025 International Conference on Alzheimer’s and Parkinson’s Diseases, or AD/PD™ 2025, including results from the randomized, double-blind, placebo-controlled SAD cohort, and initial results from the MAD cohort, of the Phase 1 healthy volunteer clinical trial. The ARV-102 Phase 1 clinical trial is designed to assess the safety, pharmacokinetics, and pharmacodynamics of orally administered ARV-102 in healthy male volunteers. This clinical trial is a single-center, randomized, double-blind, placebo-controlled trial evaluating outcomes in both SAD and MAD cohorts. In the SAD cohort, volunteers were randomized three to one, to either placebo or a single dose of ARV-102 (10 mg, 30 mg, 60 mg, 90 mg, 150 mg, or 200 mg) on day 1 with follow-up until day 10. In the MAD cohort, volunteers were randomized to either placebo or a once daily dose of ARV-102 (10 mg, 20 mg, 40 mg, or 80 mg) for 14 days with follow-up until day 28.
In the clinical trial, ARV-102 demonstrated substantial reduction of LRRK2 in cerebral spinal fluid, or CSF, with a promising safety/tolerability profile and favorable pharmacodynamic outcomes. Key findings from the clinical trial indicated brain penetration, substantial central and peripheral LRRK2 protein degradation, and signified downstream LRRK2 pathway engagement. The specific data presented at AD/PD™ 2025 are outlined below.

Safety Profile

•At the time of data cutoff (March 13, 2025), the SAD cohort of the Phase 1 clinical trial was completed and the MAD cohort was ongoing. Based on evaluation of the available data from single and multiple oral doses, ARV-102 was well tolerated in healthy volunteers.
•Of the 47 volunteers across all SAD dose levels, the primary treatment related adverse events were headache and fatigue. Headaches occurred in 17.1% (6/35) of treated individuals compared to 0% (0/12) in placebo controls. Fatigue occurred in 8.6% (3/35) of the treated individuals compared to 25% (3/12) in placebo controls.
•Procedural pain associated with the lumbar puncture occurred in 28.6% (10/35) of treated individuals compared to 41.7% (5/12) in placebo controls. Post lumbar puncture syndrome was only observed in the treated cohort, at a rate of 17.1% (6/35).
•No serious adverse events were reported in either the SAD or MAD cohorts.

ARV-102 Exposure in Plasma and CSF

•ARV-102 exhibited median maximum concentration six hours after oral administration.
•The area under the concentration-time curve in the first 24 hours post dosing and the maximum plasma concentration increased in a dose-dependent manner and the median terminal plasma half-life was 73 hours.
•ARV-102 levels in CSF increased in a dose dependent manner in both the SAD and MAD cohorts.

Pharmacodynamic Evaluation

•At single doses of greater than or equal to 60 mg and repeated doses of greater than or equal to 20 mg, LRRK2 reduction of greater than 90% in peripheral blood mononuclear cells was observed.
•ARV-102 at single doses of greater than or equal to 30 mg induced greater than 50% decreases in peripheral phospho-Rab10T73, a LRRK2 substrate and biomarker for downstream LRRK2 activity; data for this endpoint in the MAD cohort is pending.
•ARV-102 at single doses of greater than or equal to 30 mg resulted in greater than 90% decrease of bis(monoacylglycerol)phosphate in urine, a biomarker of lysosomal function; data for this endpoint in the MAD cohort is pending.
•In CSF, ARV-102 induced dose-dependent LRRK2 reduction, with greater than 50% LRRK2 reduction at single doses of greater than or equal to 60 mg and repeated doses of greater than or equal to 20 mg.

Other Programs: ARV-806 and bavdegalutamide (ARV-110)
Kirsten rat sarcoma, or KRAS, is one of the most frequently mutated human oncogenes, is commonly altered in pancreatic, colorectal, and lung cancers, among others, and is associated with poor prognosis and resistance to standards of care. G12D is the most common mutation of the KRAS protein. ARV-806, our PROTAC KRAS G12D degrader, is a potent small molecule degrader of KRAS G12D and is designed to eliminate, rather than inhibit, KRAS G12D and, in preclinical studies, ARV-806 was 30-fold more potent than an inhibitor in vitro and provided additional aspects of differential biology contributing to its potent and broad antitumor effect in vivo. In addition, in the preclinical setting, ARV-806 demonstrated high potency and selectivity, with robust antitumor activity through dose-responsive degradation of KRAS G12D in KRAS G12D mutated cancers, including pancreatic and colorectal cancers.
We filed an investigational new drug application with the U.S. Food and Drug Administration, or FDA, for ARV-806 in the first quarter of 2025 and received a safe-to-proceed letter from the FDA in the second quarter of 2025. We expect to initiate a first-in-human Phase 1 clinical trial of ARV-806 in patients with solid tumors harboring KRAS G12D mutations in the second half of 2025.
Bavdegalutamide is an investigational orally bioavailable PROTAC protein degrader designed to target and degrade the androgen receptor, or AR, for the treatment of men with metastatic castration resistant prostate cancer. Clinical trials for bavdegalutamide (ARV-110-101 and ARV-110-103) were completed in the second quarter of 2025, and we are winding down the bavdegalutamide program.
Our Operations
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing collaborations with third parties and for the manufacture of initial quantities of our product candidates and preparing for commercialization, including by beginning to build a commercial infrastructure. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of assets and equity interests, proceeds from our collaborations and a licensing arrangement, grant funding and debt financing. Since inception through March 31, 2025, we raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests and the exercise of stock options and had received an aggregate of $913.0 million in payments primarily from collaboration partners and a licensing arrangement.
We are a clinical-stage company, with product candidates in clinical development and other drug discovery activities in the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates and our ability to manage our expenses. In April 2025, we committed to and approved a reduction of our workforce by approximately 33% across all all areas of our company, as part of our decision to streamline operations across our organization and enable the efficient progression of our portfolio. We expect the workforce reduction will be substantially completed by the end of the second quarter of 2025. We estimate that we will incur approximately $10.0 million in costs in connection with the workforce reduction, which consist of severance and other one-time employee termination benefit expenses which we expect to recognize primarily in the second quarter of 2025. Refer to Note 15 in this Quarterly Report on Form 10-Q for further details.
Since inception, we have incurred significant operating losses and, even in light of our workforce reduction, we expect to continue to incur increasing operating losses for at least the next several years. In addition to any additional costs not currently contemplated due to the events associated with or resulting from our workforce reduction, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, potential collaboration revenue, our ability to successfully implement cost avoidance measures and reduce overhead costs and our ability to obtain additional funding. We expect to continue to incur significant expenses associated with: our ongoing and anticipated preclinical and clinical activities, development activities, research activities in oncology, neuroscience and other disease areas, managing our employees and retaining key talent in research, clinical trials, quality and other functional areas, including general and administrative, sales and commercial as we move towards potential commercialization, increased expenses incurred with CMOs to supply us with product for our preclinical and clinical studies, and expenses incurred with contract research organizations, or CROs, for the synthesis of compounds in our preclinical development activities, as well as other associated costs including those related to partnering with us on our clinical trial portfolio and the management of our intellectual property portfolio.
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
In the year ended December 31, 2018, we received an upfront non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of our technology license and to fund Pfizer-related research, as defined within the Pfizer Research Collaboration Agreement. We are eligible to receive up to an additional $3.8 million in non-refundable option payments if Pfizer exercises its option for the single target protein remaining under the Pfizer Research Collaboration Agreement. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated target proteins under the Pfizer Research Collaboration Agreement, as well as mid- to high-single digit tiered royalties, which may be subject to reductions, on net sales of PROTAC targeted protein degrader-related products.
Novartis Transaction
In April 2024, we entered into a transaction, or the Novartis Transaction, including both a license agreement, or the Novartis License Agreement, and an asset agreement, or the Novartis Asset Agreement, with Novartis Pharma AG, or Novartis. The Novartis Transaction closed in May 2024 upon the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, at which time the Novartis License Agreement and the Novartis Asset Agreement became effective.
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
Under the Restated Genentech Agreement, Genentech had the right to designate up to ten target proteins for further discovery and research utilizing our PROTAC platform technology and also had the right to remove a target protein from the collaboration and substitute a different target protein that was not an excluded target protein at any time prior to us commencing research on such target protein or in certain circumstances following commencement of research by us. The research phase of the collaboration with Genentech has ended. Genentech is no longer able to nominate new target proteins into the collaboration, and there are no active targets in the collaboration for which Arvinas was conducting research activities.
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
We typically use our employee and infrastructure resources across our development programs, and as such, do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(dollars in millions)	2025	2024
Program-specific external expense:
Vepdegestrant (ARV-471) (*)	$24.1	$19.1
ARV-102	6.5	1.3
ARV-393	2.6	1.2
Bavdegalutamide (ARV-110)	1.1	1.6
Luxdegalutamide (ARV-766)	—	3.6
Other programs	2.6	0.1
Total program-specific external expense	36.9	26.9
Non program-specific external expense	13.9	16.1
Unallocated internal expense
Compensation and related personnel expense (including stock-based compensation)	36.9	38.3
Other research and development expense	3.1	3.0
Total unallocated internal expense	40.0	41.3
Total research and development expense	$90.8	$84.3
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
We cannot determine with certainty the duration and costs of ongoing and future clinical trials of vepdegestrant, ARV-102 and ARV-393, unexpected costs of planned clinical trials of ARV-806, or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•successfully completing of preclinical studies and clinical trials;
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
A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.
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
We expect that our general and administrative expenses will increase in the future as we manage our personnel, including retaining or hiring of key employees, and, as a result of any future need to increase our headcount to support research and development activities relating to our product candidates, develop our infrastructure and build out commercial operations for any potential launch of commercial sales of our products. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with the Nasdaq Stock Market and U.S. Securities and Exchange Commission requirements; director and officer insurance costs; and investor and public relations costs.

Other Income
Other income consists primarily of interest income from marketable securities and money market accounts.
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
We expect to generate federal and state net operating losses and credit carryforwards in 2025 and future periods. The revenue recognition and capitalization of research expenses are timing differences for tax purposes and deferred tax assets were established. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.
As of March 31, 2025, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc.
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
There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 11, 2025.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024

	For the Three Months Ended March 31,
(dollars in millions)	2025	2024	$ change
Revenue	$188.8	$25.3	$163.5
Research and development expenses	(90.8)	(84.3)	(6.5)
General and administrative expenses	(26.6)	(24.3)	(2.3)
Other income	11.7	14.0	(2.3)
Income tax expense	(0.2)	(0.1)	(0.1)
Net income (loss)	$82.9	$(69.4)	$152.3
Reconciliation of GAAP and Non-GAAP Information

	For the Three Months Ended March 31,
(dollars and shares in millions, except per share amounts)	2025	2024
Research and development reconciliation
GAAP research and development expenses	$90.8	$84.3
Less: stock-based compensation expense	11.5	12.4
Non-GAAP research and development expenses	$79.3	$71.9
General and administrative reconciliation
GAAP general and administrative expenses	$26.6	$24.3
Less: stock-based compensation expense	3.5	6.3
Non-GAAP general and administrative expenses	$23.1	$18.0
Revenue
Revenue for the three months ended March 31, 2025 totaled $188.8 million, compared to $25.3 million for the three months ended March 31, 2024. The increase of $163.5 million was primarily due to an increase in revenue from the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer totaling $167.8 million related to changes in total program cost estimates resulting from the removal of the first-line Phase 3 combination trial with Pfizer’s novel investigational CDK4 inhibitor, atirmociclib, and the removal of the second-line Phase 3 combination trial with a CDK4/6 inhibitor from the development plan, offset by a decrease in revenue from the Pfizer Research Collaboration Agreement of $2.7 million due to changes in estimates of the performance period duration under the agreement resulting from updated research timelines and a decrease in revenue from the Bayer Collaboration Agreement of $1.6 million related to the termination of the Bayer Collaboration Agreement in August 2024.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2025 totaled $90.8 million, compared to $84.3 million for the three months ended March 31, 2024. The increase of $6.5 million was primarily due to an increase in external expenses of $7.8 million, partially offset by a decrease in compensation and related personnel expenses of $1.4 million, which are not allocated by program. External expenses include (i) program-specific expenses, which increased by $10.0 million, primarily driven by increases in our ARV-102, vepdegestrant (ARV-471), ARV-393 and other programs of $5.2 million, $5.0 million, $1.4 million and $2.5 million, respectively, partially offset by decreases in our luxdegalutamide (ARV-766) and bavdegalutamide (ARV-110) programs of $3.6 million and $0.5 million, respectively, and (ii) our non-program specific expenses, which decreased by $2.2 million.

Non-GAAP research and development expenses for the three months ended March 31, 2025 totaled $79.3 million, compared to $71.9 million for the three months ended March 31, 2024, excluding $11.5 million and $12.4 million of non-cash stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively. We define non-GAAP research and development expenses as GAAP research and development expenses excluding stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses totaled $26.6 million for the three months ended March 31, 2025, compared to $24.3 million for the three months ended March 31, 2024. The increase of $2.3 million was primarily due to an increase in professional fees of $2.4 million, inclusive of an increase in the amortization of costs to obtain a contract of $2.6 million related to changes in total Vepdegestrant (ARV-471) Collaboration Agreement program cost estimates resulting from the removal of two Phase 3 combination trials from the development plan and an increase in costs related to developing our commercial operations of $2.3 million, partially offset by a decrease in personnel and infrastructure related costs of $2.4 million.
Non-GAAP general and administrative expenses for the three months ended March 31, 2025 totaled $23.1 million, compared to $18.0 million for the three months ended March 31, 2024, excluding $3.5 million and $6.3 million of non-cash stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively. We define non-GAAP general and administrative expenses as GAAP general and administrative expenses excluding stock-based compensation expense.
Other Income
Other income totaled $11.7 million for the three months ended March 31, 2025, compared to $14.0 million for the three months ended March 31, 2024. The decrease of $2.3 million was primarily due to a decrease in interest income of $2.4 million on our marketable securities.
Income Tax Expense
Income tax expense totaled $0.2 million for the three months ended March 31, 2025, compared to $0.1 million for the three months ended March 31, 2024. The current and prior year tax expense was driven by the effect of equity compensation and the valuation allowance recorded against the full amount of our net deferred tax assets.
Non-GAAP Financial Information
We use the non-GAAP financial measures non-GAAP research and development expense and non-GAAP general and administrative expense, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures and not rely on any single financial measure to evaluate our business.
Liquidity and Capital Resources
Overview
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sales of assets and equity interests, proceeds from our collaborations and a license arrangement, grant funding and debt financing. Since inception through March 31, 2025, we had received an aggregate of $913.0 million in payments from collaboration partners and a licensing arrangement, grant funding and forgivable and partially forgivable loans from the State of Connecticut, and raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests, and the exercise of stock options, including:
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
In November 2023, we amended and restated the Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., pursuant to which we may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market" offerings. During the three months ended March 31, 2025, no shares were issued under the amended and restated agreement.
Cash Flows
Our cash, cash equivalents, restricted cash and marketable securities totaled $1.0 billion and $1.0 billion as of March 31, 2025 and December 31, 2024, respectively. We had an outstanding loan balance of $0.7 million and $0.8 million as of March 31, 2025 and December 31, 2024, respectively.
The following table summarizes our sources and uses of cash for the period presented:

	For the Three Months Ended March 31,
(dollars in millions)	2025	2024	$ change
Net cash used in operating activities	$(88.9)	$(97.5)	$8.6
Net cash provided by (used in) by investing activities	69.5	(127.8)	197.3
Net cash (used in) provided by financing activities	(0.1)	1.6	(1.7)
Net decrease in cash, cash equivalents and restricted cash	$(19.5)	$(223.7)	$204.2
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 decreased by $8.6 million, compared with the three months ended March 31, 2024, primarily due to an increase in our net income of $152.3 million, as well as changes in accounts payable and accrued liabilities of $14.9 million, accounts receivable of $5.3 million, and an increase in non-cash charges of $0.6 million, partially offset by a decrease in deferred revenue of $163.6 million driven by changes in total Vepdegestrant (ARV-471) Collaboration Agreement program cost estimates resulting from the removal of two Phase 3 combination trials from the development plan. The change in non-cash charges was primarily due to an increase in the amortization of costs to obtain a contract of $2.9 million related to the changes in total Vepdegestrant (ARV-471) Collaboration Agreement noted above and net accretion of bond discounts/premiums of $1.7 million, partially offset by a decrease in stock-based compensation of $3.6 million.
Investing Activities
Net cash from investing activities for the three months ended March 31, 2025 increased by $197.3 million, compared with the three months ended March 31, 2024, primarily due to a net increase in maturities over a net decrease in purchases of marketable securities of $197.6 million, partially offset by an increase in purchases of property and equipment of $0.3 million.
Financing Activities
Net cash from financing activities for the three months ended March 31, 2025 decreased by $1.7 million, compared with the three months ended March 31, 2024, primarily due to decreased proceeds from the exercise of stock options, of which there were none during the three months ended March 31, 2025.
Funding Requirements
Since our inception, we have incurred significant operating losses. Even following our workforce reduction, where we expect to recognize cost savings, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates.
Specifically, we anticipate that our expenses will increase substantially if and as we:
•continue our ongoing and planned clinical trials of our product candidates, including vepdegestrant, for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer, ARV-102, our PROTAC degrader designed to target the LRRK2 protein, and ARV-393, our PROTAC protein degrader designed to target the BCL6 protein, and progress ARV-806, our KRAS G12D program, into a planned first-in-human Phase 1 clinical trial;
•progress additional PROTAC protein degrader programs into IND- or CTA-enabling studies;
•apply our PROTAC Discovery Engine to advance additional product candidates into preclinical and clinical development;
•expand the capabilities of our PROTAC Discovery Engine;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•make decisions with respect to our personnel, including retention or future hiring of key employees, and establishment of a sales, marketing, market access, and distribution infrastructure to launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•make decisions with respect to our infrastructure and capabilities, including to support our operations as a public company and our research, product development and future commercialization efforts;
•make or maintain arrangements with third-party manufacturers, or establish manufacturing capabilities, for both clinical and commercial supplies of our product candidates; and
•expand, maintain and protect our intellectual property portfolio.
We had cash, cash equivalents and marketable securities totaling approximately $1.0 billion as of March 31, 2025. We believe that our cash, cash equivalents and marketable securities as of March 31, 2025 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•the progress, costs and results of our ongoing and planned clinical trials of vepdegestrant ARV-102 and ARV-393, and our planned clinical trials of ARV-806;
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
As a result of these anticipated expenditures, we will need to obtain substantial additional financing in connection with our continuing operations. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations, including with Pfizer and Genentech and our out-license to Novartis, we do not currently have any committed external source of funds. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Borrowings
In June 2018, we entered into an additional assistance agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of March 31, 2025, $0.7 million remains outstanding under the 2018 Assistance Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and marketable securities. Interest income earned on these assets totaled $11.7 million and $14.0 million for the three months ended March 31, 2025 and 2024, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of March 31, 2025, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Our outstanding debt totaled $0.7 million and $0.8 million as of March 31, 2025 and December 31, 2024, respectively, and carries a fixed interest rate of 3.25% per annum.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties discussed in “Part I, Item 1A, Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission, or SEC, on February 11, 2025, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. New or revised risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risk factor disclosures in our Annual Report on Form 10-K for the year ended December 31, 2024 are qualified by the information that is described in this Quarterly Report on Form 10-Q. If any of the risks in our Annual Report on Form 10-K for the year ended December 31, 2024 actually occur, our business, prospects, operating results and financial condition could suffer materially. In such an event, the trading price of our common stock could decline and you might lose all or part of your investment. The new and revised risks described below and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
New Risk Factors
In addition to the risks included in our Annual Report on Form 10-K for the year ended December 31, 2024, the following risks may also affect our business:
Our cost savings plan and the associated workforce reduction implemented in April 2025 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
In April 2025, we committed to and approved a reduction in our workforce by approximately 33% across all areas of our company, as part of the Company's decision to streamline operations across the organization and enable the efficient progression of the Company’s portfolio. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our cost savings plan and associated workforce reduction due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from our cost savings plan and associated workforce reduction, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, including conducting clinical trials and potentially commercializing our product candidates, including vepdegestrant, which could affect our ability to generate product revenue. In addition, our reductions in workforce could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reduction could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing, if approved, our product candidates, including vepdegestrant, ARV-393, ARV-102, and ARV-806, in the future.
Disruptions at the U.S. Food and Drug Administration, or FDA, and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.
The FDA and comparable regulatory agencies in foreign jurisdictions, such as the European Medicines Agency, or EMA, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including investigational new drug applications, or INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.
For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's Executive Order, or E.O., 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and reduction in force, or RIF, across the Department of HHS of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for HHS, with a reduction of $700 million in funding at the FDA ($7.2 billion to $6.5 billion) for the 2026 federal fiscal year.
Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.
There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.
In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.
Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and new drug applications or biologic license applications, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Amended Risk Factors
The risks listed below, which were included in our Annual Report on Form 10-K for the year ended December 31, 2024, are replaced in their entirety by the following.
We have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.
Our net losses totaled $198.9 million, $367.3 million and $282.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1,531.6 million. Although we had income of $82.9 million for the quarter ended March 31, 2025, we have historically incurred losses, and expect to continue to incur losses in the future. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our assets and equity interests, proceeds from our collaborations, grant funding and debt financing. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates.
Our ability to achieve profitability also depends on our ability to manage our expenses. In April 2025, we committed to and approved a reduction in our workforce by approximately 33% across all areas of our company, as part of our decision to streamline operations across the organization and enable the efficient progression of our portfolio. We expect the workforce reduction will be substantially completed by the end of the second quarter of 2025, and we estimate that we will incur approximately $10.0 million in costs in connection with the workforce reduction, which consist of severance and other one-time employee termination benefit expenses which we expect to recognize primarily in the second quarter of 2025. The estimates of costs that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. Additionally, the workforce reduction could impact our operations, including our planned submission of an NDA to the FDA for vepdegestrant, which could affect our ability to generate future revenue.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In addition to any additional costs not currently contemplated due to events associated with or resulting from the workforce reduction noted above, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, on product revenue, if any, collaboration revenue, if any, and our ability to obtain additional funding. We expect to continue to incur significant expenses and anticipate that our expenses will increase substantially if and as we:

•continue our ongoing and planned clinical trials of our product candidates, including vepdegestrant, for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer, ARV-102, our PROTAC degrader designed to target the LRRK2 protein, and ARV-393, our PROTAC protein degrader designed to target the BCL6 protein, and progress ARV-806, our KRAS G12D program, into a planned first-in-human Phase 1 clinical trial;
•progress additional PROTAC protein degrader programs into IND- or CTA-enabling studies;
•apply our PROTAC Discovery Engine to advance additional product candidates into preclinical and clinical development;
•expand the capabilities of our PROTAC Discovery Engine;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•make decisions with respect to our personnel, including retention or future hiring of key employees, and establishment of a sales, marketing, market access, and distribution infrastructure to launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•make decisions with respect to our infrastructure and capabilities, including to support our operations as a public company and our research, product development and future commercialization efforts;
•make or maintain arrangements with third-party manufacturers, or establish manufacturing capabilities, for both clinical and commercial supplies of our product candidates; and
•expand, maintain and protect our intellectual property portfolio.

Our expenses could increase beyond our expectations if we are required by the FDA, EMA, or other regulatory authorities to perform trials in addition to those that we currently expect or anticipate, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our clinical trials or the development of any of our current or future product candidates.

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
We expect our expenses to continue to increase substantially in connection with our ongoing activities, particularly as we continue our ongoing and initiate our planned clinical trials of vepdegestrant, ARV-393 and ARV-102, initiate our planned clinical trial of ARV-806, advance our other oncology programs and neurodegenerative programs, and continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We continue to incur significant costs associated with operating as a public company. In addition, we will incur certain costs in connection with our reduction in workforce, and may incur additional costs not currently contemplated due to events associated with or resulting from the reduction in workforce and the charge that we expect to incur in connection with the workforce reduction is an estimate and subject to a number of assumptions, and actual results may differ materially. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms or not at all, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We had cash, cash equivalents and marketable securities totaling approximately $1.0 billion as of March 31, 2025. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2025 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•the progress, costs and results of our ongoing and planned clinical trials of vepdegestrant, ARV-102 and ARV-393, and our planned clinical trial of ARV-806;
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
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, though we have since out-licensed luxdegalutamide (ARV-766) to Novartis and completed our clinical trials for bavdegalutamide, in 2023, we announced that we planned to prioritize the initiation of a Phase 3 clinical trial with luxdegalutamide (ARV-766) in metastatic castration resistant prostate cancer instead of the previously planned Phase 3 clinical trial for bavdegalutamide. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, the workforce reduction may cause us to reprioritize our portfolio and evaluate future strategic decisions.

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
Recruiting and retaining qualified scientific, clinical, manufacturing, sales, marketing and market access personnel has been and will continue to be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. We may also need to grow the size of our organization in the future based on how our organization evolves and managing future growth will involve implementation and improvement of our managerial, operational and financial systems and procedures and recruitment and training of additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Furthermore, attracting or replacing executive officers and key employees, consultants and advisors may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Our workforce reduction could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. In addition, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees.
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
Deleted Risk Factor
The risk factor included in our Annual Report on Form 10-K for the year ended December 31, 2024 "We will need to grow the size of our organization, and we may experience difficulties in managing this growth, which could disrupt our operations." is hereby deleted in its entirety.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
We did not issue any securities that were not registered under the Securities Act during the three months ended March 31, 2025.

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

10.1
Ninth Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated February 10, 2025 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on February 11, 2025).

10.2
Lease Termination Agreement between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated January 15, 2025 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on February 11, 2025).

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

Arvinas, Inc.

Date: May 1, 2025	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 1, 2025	By:	/s/ David K. Loomis
David K. Loomis
Vice President and Chief Accounting Officer (Principal Accounting Officer)