Form 10-Q
period 2025-06-30
ARVINAS, INC.
filed 2025-08-06
CIK 1655759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, the registrant had 73,417,595 shares of common stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the initiation, timing, progress and results of our current and any future clinical trials of vepdegestrant, ARV-393, ARV-102, and ARV-806, including statements regarding the period during which the results of the clinical trials will become available or the forum in which we will present such results;
•the timing of, and our ability to obtain, marketing approval of our product candidates and the ability of our product candidates to meet existing or future regulatory standards;
•our plans to continue market preparations for vepdegestrant and reworking our vepdegestrant collaboration with Pfizer, Inc.;
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
•our ability to manage the transition of a new chief executive officer, once identified;
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
ii

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(dollars and shares in millions, except per share amounts)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$114.9	$100.5
Marketable securities	746.3	938.9
Accounts receivable	0.5	5.7
Other receivables	10.6	8.0
Prepaid expenses and other current assets	17.2	14.2
Total current assets	889.5	1,067.3
Property, equipment and leasehold improvements, net	6.1	7.0
Operating lease right-of-use assets	9.3	9.0
Collaboration contract asset and other assets	4.4	8.1
Total assets	$909.3	$1,091.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$53.1	$71.8
Deferred revenue	102.9	156.2
Current portion of operating lease liabilities	1.8	1.8
Total current liabilities	157.8	229.8
Deferred revenue	134.1	292.0
Long-term debt	0.5	0.6
Operating lease liabilities	7.6	7.3
Total liabilities	300.0	529.7
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, zero shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value; 73.2 and 68.8 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	0.1	0.1
Accumulated deficit	(1,509.9)	(1,531.6)
Additional paid-in capital	2,118.1	2,092.2
Accumulated other comprehensive income	1.0	1.0
Total stockholders’ equity	609.3	561.7
Total liabilities and stockholders’ equity	$909.3	$1,091.4
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited)

(dollars and shares in millions, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Operations	2025	2024	2025	2024
Revenue	$22.4	$76.5	$211.2	$101.8
Operating expenses:
Research and development	68.6	93.7	159.4	178.0
General and administrative	25.3	31.3	51.9	55.6
Total operating expenses	93.9	125.0	211.3	233.6
Loss from operations	(71.5)	(48.5)	(0.1)	(131.8)
Other income
Other expense, net	(0.3)	(0.1)	(0.4)	(0.1)
Interest income, net	10.3	13.6	22.0	27.6
Total other income	10.0	13.5	21.6	27.5
Net (loss) income before income taxes	(61.5)	(35.0)	21.5	(104.3)
Income tax benefit (expense)	0.3	(0.2)	0.2	(0.3)
Net (loss) income	$(61.2)	$(35.2)	$21.7	$(104.6)

(Loss) earnings per common share
Basic	$(0.84)	$(0.49)	$0.30	$(1.46)
Diluted	$(0.84)	$(0.49)	$0.30	$(1.46)

Weighted average common shares outstanding
Basic	73.0	71.9	72.8	71.7
Diluted	73.0	71.9	73.0	71.7

(dollars in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Comprehensive (Loss) Income	2025	2024	2025	2024
Net (loss) income	$(61.2)	$(35.2)	$21.7	$(104.6)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(0.5)	0.6	—	(0.7)
Comprehensive (loss) income	$(61.7)	$(34.6)	$21.7	$(105.3)
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
For the Three Months Ended June 30, 2025 and 2024	Shares	Amount
Balance as of March 31, 2025	73.0	$0.1	$(1,448.7)	$2,107.2	$1.5	$660.1
Stock-based compensation	—	—	—	10.4	—	10.4
Net loss	—	—	(61.2)	—	—	(61.2)
Issuance of common stock under equity incentive plans	0.2	—	—	0.5	—	0.5
Unrealized loss on available-for-sale securities	—	—	—	—	(0.5)	(0.5)
Balance as of June 30, 2025	73.2	$0.1	$(1,509.9)	$2,118.1	$1.0	$609.3
Balance as of March 31, 2024	68.3	$0.1	$(1,402.1)	$2,016.1	$(4.4)	$609.7
Stock-based compensation	—	—	—	21.6	—	21.6
Net loss	—	—	(35.2)	—	—	(35.2)
Issuance of common stock under equity incentive plans	0.3	—	—	3.5	—	3.5
Unrealized gain on available-for-sale securities	—	—	—	—	0.6	0.6
Balance as of June 30, 2024	68.6	$0.1	$(1,437.3)	$2,041.2	$(3.8)	$600.2

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
For the Six Months Ended June 30, 2025 and 2024	Shares	Amount
Balance as of December 31, 2024	68.8	$0.1	$(1,531.6)	$2,092.2	$1.0	$561.7
Stock-based compensation	—	—	—	25.4	—	25.4
Net income	—	—	21.7	—	—	21.7
Issuance of common stock under equity incentive plans	1.0	—	—	0.5	—	0.5
Issuance of common stock for pre-funded warrants	3.4	—	—	—	—	—
Balance as of June 30, 2025	73.2	$0.1	$(1,509.9)	$2,118.1	$1.0	$609.3
Balance as of December 31, 2023	68.0	$0.1	$(1,332.7)	$1,995.7	$(3.1)	$660.0
Stock-based compensation	—	—	—	40.2	—	40.2
Net loss	—	—	(104.6)	—	—	(104.6)
Issuance of common stock under equity incentive plans	0.6	—	—	5.3	—	5.3
Unrealized loss on available-for-sale securities	—	—	—	—	(0.7)	(0.7)
Balance as of June 30, 2024	68.6	$0.1	$(1,437.3)	$2,041.2	$(3.8)	$600.2
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
(dollars in millions)	2025	2024
Cash flows from operating activities:
Net income (loss)	$21.7	$(104.6)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1.5	2.4
Net accretion of bond discounts/premiums	(7.3)	(11.2)
Amortization of right-of-use assets	1.2	1.0
Amortization of collaboration contract asset	3.7	1.7
Stock-based compensation	25.3	40.2
Changes in operating assets and liabilities:
Accounts receivable	5.2	—
Other receivables	(2.6)	(2.8)
Prepaid expenses and other assets	(3.1)	(6.0)
Collaboration contract asset	—	(3.0)
Accounts payable and accrued liabilities	(17.6)	(13.9)
Operating lease liability	(1.0)	(1.0)
Deferred revenue	(211.3)	50.0
Net cash used in operating activities	(184.3)	(47.2)
Cash flows from investing activities:
Purchases of marketable securities	(237.6)	(440.4)
Maturities of marketable securities	437.5	326.4
Purchases of property, equipment and leasehold improvements	(1.6)	(0.8)
Proceeds from disposal of property, equipment and leaseholds improvements	—	0.1
Net cash provided by (used in) investing activities	198.3	(114.7)
Cash flows from financing activities:
Repayments of long-term debt	(0.1)	(0.3)
Proceeds from exercise of stock options and issuance of ESPP shares	0.5	5.3
Net cash provided by financing activities	0.4	5.0
Net increase (decrease) in cash, cash equivalents and restricted cash	14.4	(156.9)
Cash, cash equivalents and restricted cash, beginning of the period	100.5	317.2
Cash, cash equivalents and restricted cash, end of the period	$114.9	$160.3
Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$1.5
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
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows for the foreseeable future. The Company has financed its operations primarily through sales of assets and equity interests, proceeds from collaborations and a licensing arrangement, grant funding and debt financing. The Company had cash, cash equivalents and marketable securities of approximately $861.2 million as of June 30, 2025.
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
Significant Accounting Policies
There were no changes to the Company’s significant accounting policies during the six months ended June 30, 2025.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown in the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024:

(dollars in millions)	June 30, 2025	June 30, 2024
Cash and cash equivalents	$114.9	$154.8
Restricted cash	—	5.5
Cash, cash equivalents and restricted cash	$114.9	$160.3
Restricted cash represents a letter of credit collateralized by a certificate of deposit in the same amount which was canceled in connection with a lease termination agreement the Company entered into with 101 College Street LLC in August 2024.
3. Research Collaboration and License Agreements
Vepdegestrant (ARV-471) Collaboration Agreement
In July 2021, the Company entered into a Collaboration Agreement with Pfizer Inc. (“Pfizer”) (the “Vepdegestrant (ARV-471) Collaboration Agreement”) pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound vepdegestrant (the “Licensed Products”). Under the Vepdegestrant (ARV-471) Collaboration Agreement, the Company received an upfront, non-refundable payment of $650.0 million. In addition, the Company is eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400.0 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones. There were no regulatory or sales-based milestone payments received through June 30, 2025.
The Company and Pfizer share equally all development costs for the Licensed Products, subject to certain exceptions. Except for certain regions described below, the parties will also share equally all profits and losses in commercialization and medical affairs activities for the Licensed Products in all other countries, subject to certain exceptions.
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
Pfizer Research Collaboration Agreement
In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer (the “Pfizer Research Collaboration Agreement”). Under the terms of the Pfizer Research Collaboration Agreement, the Company received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. These payments are being recognized over the total estimated period of performance. As of June 30, 2025, there remains a single target under the Pfizer Research Collaboration Agreement, and, in accordance with the terms of such Agreement, the Company is eligible to receive up to an additional $3.8 million in non-refundable option payments if Pfizer exercises its option for such target protein.
The Company is also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated target proteins under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales. There were no sales-based milestone payments or royalties received through June 30, 2025.
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

In May 2024, the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to the Novartis Transaction (the “HSR Termination”). As a result of the HSR Termination and satisfaction of other closing conditions, Novartis paid to the Company a one-time, upfront payment in the aggregate amount of $150.0 million in accordance with the terms of the Novartis License Agreement and the Novartis Asset Agreement. Under the terms of the Novartis License Agreement, the Company is eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory and commercial milestones for luxdegalutamide (ARV-766) being met, as well as tiered royalties based on worldwide net sales of luxdegalutamide (ARV-766), subject to reduction under certain circumstances as provided in the Novartis License Agreement. There were no development, regulatory or commercial milestone payments, or sales-based royalties received through June 30, 2025.
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
The Company was eligible to receive up to $197.5 million in development milestone payments and up to $490.0 million in sales-based milestone payments for all designated target proteins. In addition, the Company was eligible to receive, on net sales of PROTAC targeted protein degrader-related products, mid-single digit to low-double digit tiered royalties, which were subject to reductions. There were no development or sales-based milestone payments or royalties received through August 12, 2024, the termination date of the agreement.
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
The Company is eligible to receive up to $44.0 million per target protein in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received through June 30, 2025.

Changes in the Company's contract balances for the six months ended June 30, 2025 and 2024 were as follows:

(dollars in millions)	June 30, 2025	June 30, 2024
Accounts receivable related to collaborations
Beginning balance	$5.7	$—
Additions	0.1	1.8
Payments received	(5.3)	—
Ending balance	$0.5	$1.8
Accounts payable related to collaborations
Beginning balance	$5.4	$13.1
Additions	29.5	29.2
Payments made	(24.8)	(26.1)
Ending balance	$10.1	$16.2
Contract assets: Collaboration contract asset
Beginning balance	$7.8	$9.4
Additions	—	3.0
Amortization	(3.7)	(1.7)
Ending balance	$4.1	$10.7
Contract liabilities: Deferred revenue
Beginning balance	$448.2	$549.2
Additions to collaboration agreements	—	130.0
Revenue recognized from balances held at the beginning of the period	(211.2)	(56.3)
Revenue recognized from new collaborations	—	(23.7)
Ending balance	$237.0	$599.2
During the six months ended June 30, 2025, the Company updated its estimate to satisfy the performance obligations under the Vepdegestrant (ARV-471) Collaboration Agreement due to the removal of the first-line Phase 3 combination trial with Pfizer’s novel investigational CDK4 inhibitor, atirmociclib, and the removal of the second-line Phase 3 combination trial with a CDK4/6 inhibitor from the development plan. The change in accounting estimate resulted in an increase in revenue of $150.2 million, an increase in operating expenses of $2.6 million, an increase in net income of $147.6 million, and an increase in basic and diluted earnings per share of $2.04 and $2.03, respectively, for the six months ended June 30, 2025.
During the six months ended June 30, 2025, the Company also changed its estimate of the duration of the performance period under the Pfizer Research Collaboration Agreement as a result of updated research timelines. The change in accounting estimate resulted in a decrease in revenue and net income of $2.5 million, respectively, and a decrease in basic and diluted earnings per share of $0.03 for the six months ended June 30, 2025. The reversed revenue will continue to be recognized in future periods as the Company continues to advance on the performance obligation under the updated collaboration timeline.
During the three months ended June 30, 2025 and 2024 and the six months ended June 30, 2024, no changes in accounting estimates related to the Company's collaborations were recorded.

The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of June 30, 2025 totaled $237.0 million, which is expected to be recognized in the following periods:

(dollars in millions)
Remainder of 2025	$69.6
2026	66.6
2027	20.3
2028	80.5
Total	$237.0
4. Marketable Securities and Fair Value Measurements
The following is a summary of the Company’s available-for-sale marketable securities measured at fair value on a recurring basis.

	June 30, 2025
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$685.6	$1.3	$(0.3)	$686.6
Government securities	Level 2	59.7	—	—	59.7
Total		$745.3	$1.3	$(0.3)	$746.3

	December 31, 2024
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$934.4	$1.7	$(0.7)	$935.4
Government securities	Level 2	3.5	—	—	3.5
Total		$937.9	$1.7	$(0.7)	$938.9
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
5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

(dollars in millions)	June 30, 2025	December 31, 2024
Laboratory equipment	$20.8	$20.6
Leasehold improvements	9.0	9.3
Office equipment	3.0	2.7
Total property, equipment and leasehold improvements	32.8	32.6
Less: accumulated depreciation and amortization	(26.7)	(25.6)
Property, equipment and leasehold improvements, net	$6.1	$7.0

During the three months ended June 30, 2025 and 2024, the Company recognized depreciation and amortization expense of $0.8 million and $1.2 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized depreciation and amortization expense of $1.5 million and $2.4 million, respectively.
6. Right-of-Use Assets and Liabilities
Operating lease liabilities and their corresponding right-of-use ("ROU") assets are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. The Company's weighted average incremental borrowing rate at June 30, 2025 totaled 6.9%. Lease expense is recognized on a straight-line basis over the lease term.
The Company has operating leases for its corporate office, laboratories and certain equipment, which expire no later than December 2029. The leases have a weighted average remaining term of approximately 4.4 years.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Operating lease cost	$0.7	$0.5	$1.5	$1.0
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(dollars in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.0	$1.0
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$1.5	$—
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
Maturities of operating lease liabilities as of June 30, 2025, were as follows:

(dollars in millions)
Remainder of 2025	$1.3
2026	2.3
2027	2.4
2028	2.5
2029	2.6
Total lease payments	11.1
Less: imputed interest	(1.7)
Total	$9.4
7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

(dollars in millions)	June 30, 2025	December 31, 2024
Accounts payable	$16.6	$13.4
Accrued liabilities
Research and development expenses	16.2	25.9
Employee expenses	10.5	22.4
Income taxes	3.3	3.2
Professional fees	3.3	1.8
General and administrative and commercial expenses	3.2	5.1
Total accounts payable and accrued liabilities	$53.1	$71.8
8. Long-Term Debt
Debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	June 30, 2025	December 31, 2024
2018 Assistance Agreement Debt	09/28	3.25%	$0.7	$0.8
Less: current installments			(0.2)	(0.2)
Total long-term debt			$0.5	$0.6
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

Minimum future principal payments on long-term debt as of June 30, 2025 are as follows:

(dollars in millions)
Remainder of 2025	$0.1
2026	0.2
2027	0.2
2028	0.2
Total	$0.7
During the three and six months ended June 30, 2025 and 2024, interest expense was immaterial.
9. Equity
Equity Distribution Agreements
In November 2023, the Company amended and restated the Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under a universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the six months ended June 30, 2025, no shares were issued under this agreement.
Stock-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of June 30, 2025, 3,601,429 shares remained available for purchase. During the six months ended June 30, 2025 and 2024, the Company issued 86,008 and 34,515 shares of common stock, respectively, under the 2018 ESPP.
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the “2018 Plan”), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of shares of common stock initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181 shares) issued in respect of incentive units granted under the Fourth Amendment to the Company’s Incentive Share Plan, which was terminated in September 2018, that were subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of June 30, 2025, 1,855,723 shares remained available for issuance under the 2018 Plan. Shares of common stock subject to outstanding equity awards that expire or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.
Compensation Expense
In connection with the strategic restructuring plan initiated by the Company in the second quarter of 2025, as further discussed below in Note 14, Restructuring Activity, the Company modified the vesting terms of certain Restricted Stock Units previously granted to employees. The incremental impact of the modification was fully recognized during the three and six months ended June 30, 2025 as a decrease to compensation expense of $1.7 million. There were no remaining unrecognized compensation expenses related to the modified awards at June 30, 2025.
During the three months ended June 30, 2025 and 2024, the Company recognized compensation expense of $10.4 million and $21.6 million, respectively, related to the issuance of incentive awards, including $0.2 million related to the 2018 ESPP in each period presented.
During the six months ended June 30, 2025 and 2024, the Company recognized compensation expense of $25.4 million and $40.2 million, respectively, relating to the issuance of incentive awards, including $0.4 million related to the 2018 ESPP in each period presented.
As of June 30, 2025, there was $60.5 million of total unrecognized compensation expense that is expected to be amortized over a weighted average period of approximately 1.6 years.
Stock Options
The fair value of the stock options granted during the six months ended June 30, 2025 and 2024 was determined using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2025	June 30, 2024
Expected volatility (1)	72.1 - 80.1%	72.9 - 75.6%
Expected term (years) (2)	5.5 - 5.7	5.4 - 5.5
Risk free interest rate (3)	3.9% - 4.4%	3.9% - 4.6%
Expected dividend yield	0%	0%
Exercise price	$6.61 - $17.70	$24.94 - $47.00
(1)    Expected volatility is calculated by utilizing the Company's historical volatility of its stock price over a period equal to the expected term.
(2)    Expected term is calculated based on the Company's historical experience.
(3)     Risk free interest rate is based on an interpolation of U.S. Treasury rates to reflect the expected term at the date of grant.
A summary of the stock option activity during the six months ended June 30, 2025 is presented below. Included in the table are stock options granted to employees and directors under the 2018 Plan, as well as options to purchase 255,611 shares of common stock granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

(dollars in millions, except weighted average exercise price)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	7,892,330	$44.16	6.7	$3.2
Granted	2,165,498	$12.54
Cancelled/ Forfeited	(503,870)	$44.26
Outstanding as of June 30, 2025	9,553,958	$37.31	6.9	$0.6
Vested and exercisable as of June 30, 2025	6,195,452	$45.06	5.7	$—
Vested and expected to vest as of June 30, 2025	9,212,437	$37.99	6.8	$0.5

The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2025 and 2024 was $12.54 and $28.08, respectively. There were no options exercised during the six months ended June 30, 2025. The total intrinsic value of options exercised during the six months ended June 30, 2024 was $3.5 million.
Restricted Stock Units ("RSUs")
A summary of RSU activity during the six months ended June 30, 2025 is presented below. Included in the table are RSUs granted to employees and directors under the 2018 Plan, as well as RSUs representing 170,365 shares of common stock granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested RSUs as of December 31, 2024	2,311,291	$42.25
Granted	3,382,825	$13.98
Vested	(911,874)	$43.82
Cancelled / Forfeited	(628,701)	$26.91
Unvested RSUs as of June 30, 2025	4,153,541	$21.28
The weighted-average grant date fair value per share of RSUs granted during the six months ended June 30, 2025 and 2024 was $13.98 and $44.98, respectively. The total intrinsic value of RSUs released during the six months ended June 30, 2025 and 2024 was $14.9 million and $11.4 million, respectively. The total fair value of RSUs vested during the six months ended June 30, 2025 and 2024 was $42.4 million and $10.2 million, respectively.
10. Income Taxes
For the three months ended June 30, 2025, the Company recognized income tax benefit of $0.3 million, resulting in an effective tax rate of 0.6%, as compared to income tax expense of $0.2 million, resulting in an effective tax rate of (0.6)%, in the same period for 2024. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended June 30, 2025 and the Company’s overall effective tax rate of 0.6% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended June 30, 2024 and the Company’s overall effective tax rate of (0.6)% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
For the six months ended June 30, 2025, the Company recognized income tax benefit of $0.2 million, resulting in an effective tax rate of (0.9)%, as compared to income tax expense of $0.3 million resulting in an effective tax rate of (0.3)% in the same period for 2024. The primary reconciling items between the federal statutory rate of 21.0% for the six months ended June 30, 2025 and the Company’s overall effective tax rate of (0.9)% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the six months ended June 30, 2024 and the Company’s overall effective tax rate of (0.3)% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
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
On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBB Act”) was enacted into law. The OBBB Act includes changes to U.S. tax with multiple effective dates starting in 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. Although the Company does not expect the OBBB Act to have a material impact on its estimated annual effective tax rate in 2025, it continues to assess the impact of the OBBB Act on subsequent periods.
11. (Loss) Earnings Per Common Share
Basic and diluted (loss) earnings per common share was calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars and shares in millions, except per share amounts)	2025	2024	2025	2024
Net (loss) income	$(61.2)	$(35.2)	$21.7	$(104.6)

Basic weighted average common shares outstanding	73.0	71.9	72.8	71.7
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	—	—	0.2	—
Denominator adjustments for diluted EPS:	—	—	0.2	—
Diluted weighted average common shares outstanding	73.0	71.9	73.0	71.7

(Loss) earnings per common share
Basic	$(0.84)	$(0.49)	$0.30	$(1.46)
Diluted	$(0.84)	$(0.49)	$0.30	$(1.46)
The weighted average number of common shares included in the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2024 gives effect to pre-funded warrants issued in November 2023 which allowed holders to acquire up 3,422,380 shares of common stock at a nominal exercise price of $0.001 per share and were classified as equity. The shares underlying the pre-funded warrants were exercisable for little or no consideration and therefore the underlying shares were considered outstanding at the issuance of the pre-funded warrants for purposes of calculating the weighted average number of common shares outstanding in basic and diluted net loss per share for common share. As of June 30, 2025, all outstanding pre-funded warrants had been cashless exercised for no consideration and the Company issued 3,422,186 shares of common stock to the holders.
The Company reported a net loss for the three months ended June 30, 2025 and therefore excluded all stock options and RSUs from the calculation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

For the Three Months Ended June 30,
2025
Stock options	9.6
RSUs	4.2
13.8

The Company reported a net loss for the three and six months ended June 30, 2024 and therefore excluded all stock options and RSUs from the calculation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

For the Three and Six Months Ended June 30,
2024
Stock options	8.3
RSUs	2.4
10.7
12. Equity Method Investments
In July 2019, the Company and Bayer CropScience LP (“Bayer LP”) formed Oerth Bio LLC ("Oerth Bio"), a joint venture to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. The Company and Bayer LP each held an initial ownership interest in Oerth Bio of 50%. A 15% ownership interest of Oerth Bio was reserved for the future grants of incentive units to employees and service providers and, as a result, the Company's ownership interest totaled 43.4% and 44.5% as of June 30, 2025 and 2024, respectively, as a result of vested incentive units.
Net loss of Oerth Bio for the three months ended June 30, 2025 and 2024 totaled $0.7 million and $0.8 million, respectively. Net loss of Oerth Bio for the six months ended June 30, 2025 and 2024 totaled $0.2 million and $1.5 million, respectively.
As of June 30, 2025 and 2024, the Company’s carrying value of the investment was zero.
The Company also provides Oerth Bio with compensated research, development and administrative services through a separate agreement. The services rendered by the Company during the three and six months ended June 30, 2025 and 2024 were immaterial.
13. Commitments and Contingencies
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
Yale University License Agreement
In June 2024, the Company entered into an Amended and Restated License Agreement (the “Amended License Agreement”) with Yale pursuant to which the parties amended and restated the license agreement dated July 5, 2013, as amended to date (the "Original Agreement"). In connection with the signing of the Amended License Agreement, the Company made a payment of $14.95 million to Yale in June 2024, comprising both an upfront payment connected to the Amended License Agreement and an amount related to the collaboration income under the Novartis License Agreement and Novartis Asset Agreement (see Note 3, Research Collaboration and License Agreements, for a description of the agreements) and the Company made another $5.0 million payment to Yale in June 2025 on the first anniversary of signing, which was included in the company's accounts payable and accrued liabilities as of June 30, 2024. Thereafter, the Company will also pay to Yale (1) up to $15.0 million if it secures approval of the first and second royalty products (as defined in the

Amended License Agreement), (2) a low single digit percentage royalty on certain, more narrowly defined “collaboration products,” and (3) a lower single digit royalty on its aggregate worldwide net sales of certain newly defined “meaningfully involved products.”
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
14. Restructuring Activity

In the second quarter of 2025, the Company committed to and approved a reduction of the Company’s workforce by approximately 33% across all areas of the Company, as part of the Company’s decision to streamline operations across the organization and enable the efficient progression of the Company’s portfolio. This decision was made following a strategic review aimed at reducing internal costs while minimally impacting the Company's targeted clinical stage programs to drive value over the next several years by aligning the Company's operations with long-term program development objectives. As of June 30, 2025, the restructuring activities were substantially completed.
Components of Restructuring Charges
As of June 30, 2025, the Company recognized restructuring charges of $1.0 million, including $7.4 million of cash severance and other one-time employee related termination benefit related to the workforce reduction, offset by a reversal of $6.4 million of non-cash stock compensation and bonus expenses, of which $0.6 million is reflected in research and development expenses and $0.4 million is reflected in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements. The Company's restructuring accrual totaled $2.2 million as of June 30, 2025.
15. Segment Information
The Company's operations are organized into one operating and reportable segment focused on the discovery, development and commercialization of therapies that degrade disease-causing proteins. The segment develops protein degradation therapies designed to harness the body's natural protein disposal system to selectively and efficiently degrade and remove disease-causing protein through the Company's PROTAC (PROteolysis TArgeting Chimera) protein degrader platform. The Company is progressing multiple product candidates through clinical development programs, including vepdegestrant, targeting the estrogen receptor for patients with locally advanced or metastatic ER+/HER2- breast cancer; ARV-393, targeting BCL6 for relapsed/refractory non-Hodgkin Lymphoma; ARV-102, targeting LRRK2 for neurodegenerative disorders; and ARV-806, targeting Kirsten rat sarcoma, or KRAS, G12D for mutated cancers, including pancreatic and colorectal cancers. The Company's tangible assets are held in the United States and all of the Company's revenue has been generated in the United States. The Company manages all business activities on a consolidated basis. The Company's chief operating decision maker is the Chief Executive Officer.
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

The accounting policies of the operating segment are the same as those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and in Note 2, Summary of Accounting Pronouncements and Significant Accounting Policies. The chief operating decision maker evaluates the performance of the operating segment and allocates resources based on net income/loss that also is reported on the consolidated income statement as net income (loss). The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.
The chief operating decision maker uses net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources.
The following table summarizes the reportable segment's financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Revenue	$22.4	$76.5	$211.2	$101.8
Less:
Research and development expense
Vepdegestrant (ARV-471) (*)	15.1	25.1	39.2	44.1
ARV-102	3.8	1.7	10.3	3.0
ARV-393	2.5	1.7	5.1	2.9
ARV-806	1.7	0.2	2.6	0.3
Bavdegalutamide (ARV-110)	0.9	2.5	2.0	4.1
Luxdegalutamide (ARV-766)	—	9.5	—	13.2
Other programs	0.8	—	2.5	—
Non program-specific external expense	11.1	13.5	25.0	29.6
Compensation and related personnel expense (including stock-based compensation)	28.4	36.3	65.3	74.6
Other research and development expense	4.3	3.2	7.4	6.2
Total research and development expense	68.6	93.7	159.4	178.0
General and administrative expense	25.3	31.3	51.9	55.6
Other segment expense, net (**)	0.3	0.1	0.4	0.1
Income tax expense	(0.3)	0.2	(0.2)	0.3
Plus:
Interest income, net	10.3	13.6	22.0	27.6
Segment net (loss) income	$(61.2)	$(35.2)	$21.7	$(104.6)
(*)    Includes net reimbursement to and from Pfizer pursuant to the Vepdegestrant (ARV-471) Collaboration Agreement which are accounted for pursuant to ASC 808 and are recorded as an offset or an increase to research and development expenses.
(**)    Includes primarily realized foreign exchange gains/ losses.
During the three months ended June 30, 2025 and 2024, the Company recognized depreciation and amortization expense of $0.8 million and $1.2 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized depreciation and amortization expense of $1.5 million and $2.4 million, respectively.

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
Business Overview
Our Business
We are a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases. Through our PROteolysis TArgeting Chimera, or PROTAC, degrader platform, we are pioneering the development of protein degradation therapies designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. We are currently progressing multiple product candidates through clinical development programs, including vepdegestrant, targeting the estrogen receptor, or ER, for the treatment of locally advanced or metastatic ER positive / human epidermal growth factor receptor 2, or HER2, negative, or ER+/HER2-, breast cancer; ARV-393, targeting the B-cell lymphoma 6, or BCL6 protein for the treatment of relapsed/refractory non-Hodgkin Lymphoma, or NHL; ARV-102, targeting the leucine-rich repeat kinase 2, or LRRK2, protein for the treatment of neurodegenerative disorders; and ARV-806, targeting Kirsten rat sarcoma, or KRAS, G12D for mutated cancers, including pancreatic and colorectal cancers.

Our pipeline, which includes an overview of our pivotal trial for vepdegestrant, as well as our clinical and preclinical programs, is summarized below.

•The agents noted in the graph above are currently under investigation; their safety and effectiveness for these investigational uses have not been established.

•Defined terms in graph above, not defined elsewhere: 2L, second-line; AR, androgen receptor; KAT6, lysine acetyltransferase 6.
•Footnotes in graph: a. The trial (NCT04606446) is currently evaluating Pfizer, Inc.’s KAT6 inhibitor (PF-07248144) in combination with endocrine therapies following cyclin-dependent kinase, or CDK, 4/6 inhibitor treatments; the trial is being operationalized and funded by Pfizer, Inc. and will include a vepdegestrant/KAT6 cohort; b. Includes relapsed/refractory angioimmunoblastic T-cell lymphoma, or AITL, or relapsed/refractory mature B cell NHL.

In addition to the programs above and our early-stage collaborations, including with Pfizer, Inc., or Pfizer, and Genentech, Inc. and F. Hoffman-La Roche Ltd., or Genentech, we are conducting exploratory research and development work on multiple other undisclosed targets.
Oncology Programs: Vepdegestrant and ARV-393
Estrogen Receptor Program: Vepdegestrant
Vepdegestrant is an investigational orally bioavailable PROTAC protein degrader designed to harness the body’s natural protein disposal system to specifically target and degrade the ER for the treatment of locally advanced or metastatic ER+/HER2- breast cancer. We are co-developing vepdegestrant with Pfizer, pursuant to a collaboration agreement that we and Pfizer entered into in July 2021. We granted Pfizer worldwide co-exclusive rights to develop and commercialize vepdegestrant.
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
•Defined terms in graph above, not defined elsewhere: CDK4i, cyclin-dependent 4 inhibitor.
•Footnotes in graph: a. The trial (NCT04606446) is currently evaluating Pfizer’s KAT6 inhibitor (PF-07248144) in combination with endocrine therapies following CDK4/6 inhibitor treatments; the trial is being operationalized and funded by Pfizer and will now include a vepdegestrant/KAT6 cohort; b. Studies fully enrolled except for ribociclib combination trial.
VERITAC-2 Clinical Trial and New Drug Application
In the first quarter of 2025, we, along with Pfizer, announced positive topline results from the Phase 3 VERITAC-2 clinical trial in the estrogen receptor 1-mutant, or ESR1m, population, and in the second quarter of 2025, we, along with Pfizer announced detailed results from this clinical trial. These detailed results, which are included below, were presented in a late-breaking oral presentation at the American Society of Clinical

Oncology, or ASCO, 2025 Annual Meeting and were highlighted in the ASCO press briefing and selected for Best of ASCO, and were also simultaneously published in the New England Journal of Medicine.
Based on the results from VERITAC-2, in the second quarter of 2025, we and Pfizer submitted a new drug application to the U.S. Food and Drug Administration, or FDA, for vepdegestrant for the treatment of patients with ER+/HER2- ESR1-mutated advanced or metastatic breast cancer previously treated with endocrine-based therapy. This represents the first NDA submitted for a PROTAC.
Clinical Trial Design
The Phase 3 VERITAC-2 clinical trial is a global randomized study evaluating the efficacy and safety of vepdegestrant as a monotherapy compared to fulvestrant in patients with ER+/HER2- advanced or metastatic breast cancer. The trial enrolled 624 patients at sites in 26 countries who had previously received treatment with a CDK4/6 inhibitor plus endocrine therapy. Patients were randomized to receive either vepdegestrant once daily, orally on a 28-day continuous dosing schedule, or fulvestrant, administered intramuscularly on Days 1 and 15 of Cycle 1 and then on Day 1 of each 28-day cycle starting from Day 1 of Cycle 2. The primary endpoint was progression-free survival, or PFS, in the intent-to-treat, or ITT and ESR1 mutation populations as determined by blinded independent central review, or BICR. Overall survival, or OS, was the key secondary endpoint.
Clinical Trial Results
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

Detailed results from the Phase 3 VERITAC-2 clinical trial included the following:

•PFS
•Vepdegestrant demonstrated a statistically significant and clinically meaningful improvement in PFS among ESR1m patients, reducing the risk of disease progression or death by 43% compared to fulvestrant [Hazard Ratio, or HR=0.57 (95% CI 0.42–0.77); 2-sided P<0.001].
•The median PFS, as assessed by BICR, was 5.0 months with vepdegestrant versus 2.1 months with fulvestrant.
•Investigator-assessed PFS was consistent with the BICR-assessed PFS.
•In ESR1m patients, vepdegestrant demonstrated a consistent PFS benefit over fulvestrant across all pre-specified subgroups.
•The trial did not reach statistical significance in improvement in PFS in the ITT population, with a median PFS of 3.7 months for vepdegestrant versus 3.6 for fulvestrant [HR=0.83 (95% CI 0.68–1.02); 2-sided P=0.07].

•Tolerability and Safety Profile
◦Vepdegestrant was generally well tolerated in the clinical trial, with a safety profile consistent with what has been observed in previous studies, and mostly low-grade treatment-emergent adverse events, or TEAEs, were reported.
◦Rates and severity of gastrointestinal adverse events were low with vepdegestrant (nausea, 13.5%; vomiting, 6.4%; diarrhea, 6.4%). Grade 4 TEAEs were reported in five patients (1.6%) in the vepdegestrant arm versus nine patients (2.9%) in the fulvestrant arm.
◦The three most common TEAEs observed with vepdegestrant were fatigue (26.6%), increased alanine transaminase (ALT) (14.4%) and increased aspartate aminotransferase (AST) (14.4%); and
◦TEAEs leading to treatment discontinuation occurred in 2.9% of patients taking vepdegestrant versus 0.7% of patients taking fulvestrant.

•Other Data Points

◦Additional secondary endpoints include clinical benefit rate (“CBR”) and objective response rate, or ORR, and duration of response by BICR. In patients with an ESR1 mutation, CBR was 42.1% with vepdegestrant versus 20.2% with fulvestrant [odds ratio 2.88 (95% CI: 1.57–5.39); nominal P<0.001] and ORR was 18.6% with vepdegestrant versus 4.0% with fulvestrant [odds ratio 5.45 (95% CI: 1.69–22.73); nominal P=0.001]. The median duration of response was not reached.

We believe that, based on these strong data from VERITAC-2, vepdegestrant has the potential to be a best-in-class monotherapy treatment for patients in the second-line ESR1m setting. Currently, as part of our global collaboration with Pfizer, we and Pfizer plan to present patient reported outcomes data from the VERITAC-2 clinical trial evaluating vepdegestrant versus fulvestrant for previously treated patients with ESR1 mutated- ER+/HER2- advanced breast cancer in the fourth quarter of 2025 at the European Society for Medical Oncology 2025 Congress.

Other Clinical Trials

In the second quarter of 2025, we announced that we and Pfizer removed two planned Phase 3 combination trials of vepdegestrant from the agreed-upon joint development plan: a first-line Phase 3 combination trial with Pfizer’s novel investigational CDK4 inhibitor, atirmociclib, and a second-line Phase 3 combination trial with a CDK4/6 inhibitor.

Additionally, in the second quarter of 2025, Pfizer added a vepdegestrant combination cohort to its ongoing Phase 1 clinical trial evaluating Pfizer’s investigational KAT6 inhibitor in combination with endocrine therapies following CDK4/6 inhibitor treatment. This clinical trial is being operationalized and funded solely by Pfizer.
Currently, as part of our global collaboration with Pfizer, we and Pfizer plan to present results of the TACTIVE-N clinical trial in the fourth quarter of 2025 at the European Society for Medical Oncology 2025 Congress.
We, along with Pfizer, continue market preparations for vepdegestrant in advance of the prescription drug user fee action date. While we continue to believe that vepdegestrant has the potential to be a best-in-class monotherapy treatment for patients in the second-line ESR1m setting, given our and Pfizer’s decision to remove the two planned Phase 3 combination trials of vepdegestrant from the agreed-upon joint development plan as noted above, we have determined that it is no longer viable for us to build out our commercial infrastructure as we had previously planned and we are in active discussions with Pfizer to revise our collaboration to determine the most efficient path to make vepdegestrant, if approved, available to patients.
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

In the second quarter of 2025, we presented preclinical data of ARV-393 in combination with standard of care, or SOC, chemotherapy and biologic agents, as well as oral, investigational small molecule inhibitors in high grade and aggressive diffuse large B-cell lymphoma, or DLBCL, in vivo models at the American Association for Cancer Research Annual Meeting. Based on these preclinical data, in aggressive DLBCL models, ARV-393 showed strong synergistic antitumor activity, including complete regressions, in combination with SOC chemotherapy and biologics, as well as investigational oral small molecule inhibitors. In particular:

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
In addition, in the second quarter of 2025, we presented new data from preclinical studies of ARV-393 at the European Hematology Association 2025 Congress in Milan, Italy. In these preclinical studies, ARV-393 demonstrated significant single-agent activity in a patient derived xenograft, or PDX, model of nodal T-follicular helper cell lymphoma, angioimmunoblastic-type, or nTFHL-AI (which is also known and referred to as AITL), and PDX models of transformed follicular lymphoma, or tFL. In addition, in these preclinical studies, in combination with oral small molecule inhibitors, or SMIs, ARV-393 demonstrated enhanced antitumor activity, including tumor regressions, in cell line-derived xenograft, or CDX, models of high-grade B-cell lymphoma, or HGBCL, and DLBCL. We believe these preclinical data potentially suggest the broad utility of ARV-393 across NHL subtypes with unmet need beyond DLBCL and provide a compelling rationale for considering combination strategies including chemotherapy-free approaches. Key findings from these preclinical studies included:
•Single-agent ARV-393 significantly reduced tumor burden in peripheral blood, bone marrow and spleen in a systemic PDX model of nTFHL-AI derived from a patient who relapsed post chemotherapy.
•ARV-393 monotherapy treatment resulted in robust (≥95%) tumor growth inhibition, or TGI, in two PDX models of tFL.
•ARV-393 in combination with five classes of SMIs targeting potentially cooperative oncogenic drivers (tazemetostat, palbociclib, everolimus, acalabrutinib, or venetoclax) demonstrated increased TGI in CDX models of HGBCL and aggressive DLBCL compared with the respective monotherapy treatments. Tumor regressions were observed when ARV-393 was combined with tazemetostat, palbociclib, acalabrutinib, or venetoclax.
•RNA sequencing studies carried out to further characterize downstream mechanism of action suggested that ARV-393 inhibits tumor cell cycle progression and promotes differentiation, driving antitumor activity and broad combinability in preclinical models.

We plan to share preclinical data for ARV-393 in combination with glofitamab, an emerging SOC option, in models of aggressive high grade DLBCL in the second half of 2025.
Neuroscience Program: ARV-102
ARV-102 is our first oral PROTAC protein degrader in development to treat neurodegenerative diseases. In preclinical studies, ARV-102 has been shown to cross the blood-brain barrier and degrade LRRK2, which is a large, multidomain scaffolding kinase that plays a critical role in effective endolysosomal trafficking. Unlike traditional SMIs that only block LRRK2’s kinase activity, LRRK2 degraders eliminate pathologic scaffolding function, GTPase activity and the kinase activity of LRRK2 implicated in disease. We believe our LRRK2 degraders are particularly well positioned to be evaluated in two diseases where there are no disease modifying therapies available:

•Parkinson’s Disease, or PD, where increased LRRK2 expression and activity contributes to neurodegeneration and pathogenesis of PD, and;
•Progressive Supranuclear Palsy, or PSP, where genetic variations in LRRK2 are associated with PSP progression. Additionally, we have published data associating the tau pathology of PSP with LRRK2 –mediated endolysosomal dysfunction.
We are currently conducting two ongoing clinical trials with ARV-102, a Phase 1 clinical trial in healthy volunteers and a Phase 1 clinical trial in patients with PD.
We completed enrollment for the single ascending dose, or SAD, and multiple ascending dose, or MAD cohorts of the ARV-102 Phase 1 clinical trial in healthy volunteers in the first quarter of 2025 and we expect to share final data from the SAD and MAD cohorts of this clinical trial in the second half of 2025.
We completed enrollment in the SAD cohort of the ARV-102 Phase 1 clinical trial in patients with PD in the second quarter of 2025. We expect to share initial data from this SAD cohort of the Phase 1 clinical trial in the second half of 2025. Further, in the second quarter of 2025, we received Clinical Trial Application approval in the Netherlands to initiate a multiple dose cohort of the Phase 1 clinical trial in patients with PD, and we expect to initiate enrollment in this cohort in the second half of 2025. We expect to present initial data from the multiple dose cohort in 2026. We also plan to initiate a Phase 1b clinical trial of ARV-102 in patients with PSP in the first half of 2026.
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
ARV-806
KRAS, is one of the most frequently mutated human oncogenes and G12D is the most common mutation of the KRAS protein. KRAS G12D is a well-characterized oncogenic driver associated with poor prognosis and resistance to standard treatments across several major tumor types, including pancreatic, colorectal, and lung cancers.
ARV-806, our PROTAC KRAS G12D degrader, is a potent small molecule degrader of KRAS G12D and is designed to eliminate, rather than inhibit, KRAS G12D. In the preclinical setting, ARV-806 demonstrated high potency and selectivity, with robust antitumor activity through dose-responsive degradation of KRAS G12D in KRAS G12D mutated cancers, including pancreatic and colorectal cancers. ARV-806 bound to both the active and inactive forms of KRAS G12D, achieving potent and durable elimination rather than inhibition of the target in all models tested. In addition, in preclinical studies, ARV-806 achieved in vitro potency approximately 25 times greater than KRAS inhibitors and 40 times greater than the leading clinical-stage degrader.
We filed an investigational new drug application with the FDA for ARV-806 in the first quarter of 2025 and received a safe-to-proceed letter from the FDA in the second quarter of 2025. We initiated enrollment in a first-in-human Phase 1 clinical trial of ARV-806 in patients with solid tumors harboring KRAS G12D mutations in the second quarter of 2025. We anticipate sharing preclinical data from ARV-806 in the second half of 2025.
Other Program: Bavdegalutamide (ARV-110)
Bavdegalutamide is an investigational orally bioavailable PROTAC protein degrader designed to target and degrade the androgen receptor, or AR, for the treatment of men with metastatic castration resistant prostate cancer. Clinical trials for bavdegalutamide (ARV-110-101 and ARV-110-103) were completed in the second quarter of 2025.
Our Operations
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing collaborations with third parties and for the manufacture of initial quantities of our product candidates and preparing for commercialization, including by beginning to build a commercial infrastructure. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of assets and equity interests, proceeds from our collaborations and a licensing arrangement, grant funding and debt financing. Since inception through June 30, 2025, we raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests and the exercise of stock options and had received an aggregate of $913.0 million in payments primarily from collaboration partners and a licensing arrangement.

We are a clinical-stage company, with product candidates in clinical development and other drug discovery activities in the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates and our ability to manage our expenses. In April 2025, we committed to and approved a reduction of our workforce by approximately 33% across all areas of our company, as part of our decision to streamline operations across our organization and enable the efficient progression of our portfolio. The workforce reduction was aimed at reducing internal costs while minimally impacting our targeted clinical stage programs to drive value over the next several years by aligning our operations with long-term program development objective. The workforce reduction was substantially completed by the end of the second quarter of 2025. We incurred net restructuring charges of $1.0 million, including $7.4 million of cash severance and other one-time employee related termination benefit related to the workforce reduction, offset by a reversal of $6.4 million of non-cash stock compensation and bonus expenses, in the second quarter of 2025. We expect to achieve annual operating cost savings of $80.0 million, on a run-rate basis. Refer to Note 14, Restructuring Activity, in this Quarterly Report on Form 10-Q for further details.
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
We and Pfizer share equally (50/50) all development costs for the Licensed Products, subject to certain exceptions. Except for certain regions described below, we will also share equally (50/50) all profits and losses in commercialization and medical affairs activities for the Licensed Products in all other countries, subject to certain exceptions.
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
Under the terms of and as consideration for entering into the Novartis Transaction, we received a one-time, upfront payment in the aggregate amount of $150.0 million from Novartis. Under the Novartis License Agreement, we are also eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory, and commercial milestones for luxdegalutamide (ARV-766) being met, as well as tiered royalties based upon worldwide net sales of luxdegalutamide (ARV-766), subject to reduction under certain circumstances as provided in the Novartis License Agreement. Novartis announced the recent initiation of two Phase 2 combination clinical trials - one in metastatic castration resistant prostate cancer, and the other is metastatic hormone sensitive prostate cancer - which will both identify recommended Phase 3 doses and, we believe, further validate our ability to develop potentially best-in-class protein degraders.
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

We typically use our employee and infrastructure resources across our development programs, and as such, do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Program-specific external expense:
Vepdegestrant (ARV-471) (*)	$15.1	$25.1	$39.2	$44.1
ARV-102	3.8	1.7	10.3	3.0
ARV-393	2.5	1.7	5.1	2.9
ARV-806	1.7	0.2	2.6	0.3
Bavdegalutamide (ARV-110)	0.9	2.5	2.0	4.1
Luxdegalutamide (ARV-766)	—	9.5	—	13.2
Other programs	0.8	—	2.5	—
Total program-specific external expense	24.8	40.7	61.7	67.6
Non program-specific external expense	11.1	13.5	25.0	29.6
Unallocated internal expense
Compensation and related personnel expense (including stock-based compensation)	28.4	36.3	65.3	74.6
Other research and development expense	4.3	3.2	7.4	6.2
Total unallocated internal expense	32.7	39.5	72.7	80.8
Total research and development expense	$68.6	$93.7	$159.4	$178.0
(*)    Includes net reimbursement to and from Pfizer pursuant to the Vepdegestrant (ARV-471) Collaboration Agreement.
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we continue to conduct our ongoing clinical trials of vepdegestrant, ARV-102, ARV-393 and ARV-806, and continue to discover and develop additional product candidates. Research and development expenses related to vepdegestrant are shared equally with Pfizer since July 22, 2021, the effective date of the Vepdegestrant (ARV-471) Collaboration Agreement. We may receive reimbursement from, or make payments to, Pfizer to satisfy the cost sharing requirements. These payments are accounted for pursuant to ASC 808, Collaborative Arrangements, which are recorded as an offset or an increase to research and development expenses.
We cannot determine with certainty the duration and costs of ongoing and future clinical trials and launch and commercialization preparations of vepdegestrant, ARV-102, ARV-393, ARV-806, or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•successfully completing preclinical studies and clinical trials;
•receiving marketing approvals, and any related terms, from applicable regulatory authorities;
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

As of June 30, 2025, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2025	2024	$ change	2025	2024	$ change
Revenue	$22.4	$76.5	$(54.1)	$211.2	$101.8	$109.4
Research and development expenses	(68.6)	(93.7)	25.1	(159.4)	(178.0)	18.6
General and administrative expenses	(25.3)	(31.3)	6.0	(51.9)	(55.6)	3.7
Other income	10.0	13.5	(3.5)	21.6	27.5	(5.9)
Income tax benefit (expense)	0.3	(0.2)	0.5	0.2	(0.3)	0.5
Net (loss) income	$(61.2)	$(35.2)	$(26.0)	$21.7	$(104.6)	$126.3
Reconciliation of GAAP and Non-GAAP Information

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars and shares in millions, except per share amounts)	2025	2024	2025	2024
Research and development reconciliation
GAAP research and development expenses	$68.6	$93.7	$159.4	$178.0
Less: restructuring expense	0.6	—	0.6	—
Less: stock-based compensation expense (*)	8.5	10.7	20.0	23.0
Non-GAAP research and development expenses	$59.5	$83.0	$138.8	$155.0
General and administrative reconciliation
GAAP general and administrative expenses	$25.3	$31.3	$51.9	$55.6
Less: restructuring expense	0.4	—	0.4	—
Less: stock-based compensation expense (*)	6.8	10.9	10.2	17.2
Non-GAAP general and administrative expenses	$18.1	$20.4	$41.3	$38.4
(*)    Excludes restructuring related stock-based compensation. See Note 14, Restructuring Activity, to the unaudited condensed consolidated financial statements for further details.
Revenue
Revenue for the three months ended June 30, 2025 totaled $22.4 million, compared to $76.5 million for the three months ended June 30, 2024. The decrease of $54.1 million was primarily due to $45.6 million of decreased revenue from the Novartis License Agreement and the Novartis Asset Agreement, both of which were entered into during the three months ended June 30, 2024 and were completed by December 31, 2024 as the technology transfer of our ongoing and planned clinical trials of luxdegalutamide (ARV-766) were transitioned to Novartis. Revenue from the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer decreased by $6.8 million related to the removal of the first-line Phase 3 combination trial with Pfizer’s novel investigational CDK4 inhibitor, atirmociclib, and the removal of the second-line Phase 3 combination trial with a CDK4/6 inhibitor from the development plan and revenue from the Bayer Collaboration Agreement decreased by $1.6 million as a result of the termination of the Bayer Collaboration Agreement in August 2024.

Revenue for the six months ended June 30, 2025 totaled $211.2 million, compared to $101.8 million for the six months ended June 30, 2024. The increase of $109.4 million was primarily due to an increase in revenue from the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer of $161.0 million related primarily to changes in total program cost estimates resulting from the removal of the first-line Phase 3 combination trial with Pfizer’s novel investigational CDK4 inhibitor, atirmociclib, and the removal of the second-line Phase 3 combination trial with a CDK4/6 inhibitor from the development plan, offset by a decrease of $45.6 million of revenue from the Novartis License Agreement and the Novartis Asset Agreement as we completed the technology transfer of our ongoing and planned clinical trials of luxdegalutamide (ARV-766) to Novartis in 2024, a decrease of $2.8 million of revenue from the Pfizer Research Collaboration Agreement due to changes in estimates of the performance period duration under the agreement resulting from updated research timelines and a decrease of $3.2 million in revenue from the Bayer Collaboration Agreement as a result of the termination of the Bayer Collaboration Agreement in August 2024.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2025 totaled $68.6 million, compared to $93.7 million for the three months ended June 30, 2024. The decrease of $25.1 million was primarily due to a decrease in external expenses of $18.3 million and a decrease in compensation and related personnel expenses of $7.9 million, which are not allocated by program. External expenses include (i) program-specific expenses, which decreased by $15.9 million, primarily driven by decreases in our vepdegestrant (ARV-471) and luxdegalutamide (ARV-766) programs of $10.0 million and $9.5 million, respectively, partially offset by increases in our ARV-102 and ARV-806 programs of $2.1 million and $1.5 million, respectively, and (ii) our non-program specific expenses, which decreased by $2.4 million.
Non-GAAP research and development expenses for the three months ended June 30, 2025 totaled $59.5 million, compared to $83.0 million for the three months ended June 30, 2024, excluding $0.6 million of restructuring expense for the three months ended June 30, 2025, and $8.5 million and $10.7 million of non-cash stock-based compensation expense for the three months ended June 30, 2025 and 2024, respectively. We define non-GAAP research and development expenses as GAAP research and development expenses excluding restructuring and stock-based compensation expense.
Research and development expenses for the six months ended June 30, 2025 totaled $159.4 million, compared to $178.0 million for the six months ended June 30, 2024. The decrease of $18.6 million was primarily due to a decrease in external expenses of $10.5 million and a decrease in compensation and related personnel expenses of $9.3 million, which are not allocated by program. External expenses include (i) program-specific expenses, which decreased by $5.9 million, primarily driven by decreases in our luxdegalutamide (ARV-766), vepdegestrant (ARV-471) and bavdegalutamide (ARV-110) programs of $13.2 million, $4.9 million and $2.1 million, respectively, partially offset by increases in our ARV-102, ARV-806, ARV-393 and other programs of $7.3 million, $2.3 million, $2.2 million and $2.5 million, respectively, and (ii) our non-program specific expenses, which decreased by $4.6 million.
Non-GAAP research and development expenses for the six months ended June 30, 2025 totaled $138.8 million, compared to $155.0 million for the six months ended June 30, 2024, excluding $0.6 million of restructuring expense for the six months ended June 30, 2025, and $20.0 million and $23.0 million of non-cash stock-based compensation expense for the six months ended June 30, 2025 and 2024, respectively. We define non-GAAP research and development expenses as GAAP research and development expenses excluding restructuring and stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses totaled $25.3 million for the three months ended June 30, 2025, compared to $31.3 million for the three months ended June 30, 2024. The decrease of $6.0 million was primarily due to a decrease in personnel and infrastructure related costs of $4.8 million and professional fees of $2.2 million, partially offset by an increase in costs related to developing our commercial operations of $1.1 million.
Non-GAAP general and administrative expenses for the three months ended June 30, 2025 totaled $18.1 million, compared to $20.4 million for the three months ended June 30, 2024, excluding $0.4 million of restructuring expense for the three months ended June 30, 2025, and $6.8 million and $10.9 million of non-cash stock-based compensation expense for the three months ended June 30, 2025 and 2024, respectively. We define non-GAAP general and administrative expenses as GAAP general and administrative expenses excluding restructuring and stock-based compensation expense.
General and administrative expenses totaled $51.9 million for the six months ended June 30, 2025, compared to $55.6 million for the six months ended June 30, 2024. The decrease of $3.7 million was primarily due to a decrease in personnel and infrastructure related costs of $7.2 million, partially offset by an increase in costs related to developing our commercial operations of $3.3 million.
Non-GAAP general and administrative expenses for the six months ended June 30, 2025 totaled $41.3 million, compared to $38.4 million for the six months ended June 30, 2024, excluding $0.4 million of restructuring expense for the six months ended June 30, 2025, and $10.2 million and $17.2 million of non-cash stock-based compensation expense for the six months ended June 30, 2025 and 2024, respectively. We define non-GAAP general and administrative expenses as GAAP general and administrative expenses excluding restructuring and stock-based compensation expense.
Other Income
Other income totaled $10.0 million for the three months ended June 30, 2025, compared to $13.5 million for the three months ended June 30, 2024. The decrease of $3.5 million was primarily due to a decrease in interest income of $3.3 million on our marketable securities and an increase in realized foreign exchange losses of $0.2 million.
Other income totaled $21.6 million for the six months ended June 30, 2025, compared to $27.5 million for the six months ended June 30, 2024. The decrease of $5.9 million was primarily due to a decrease in interest income of $5.7 million on our marketable securities and an increase in realized foreign exchange losses of $0.2 million.
Income Tax
Income tax benefit totaled $0.3 million for the three months ended June 30, 2025, compared to an income tax expense of $0.2 million for the three months ended June 30, 2024. The current and prior income tax totals were driven by the effect of equity compensation and the valuation allowance recorded against the full amount of our net deferred tax assets.
Income tax benefit totaled $0.2 million for the six months ended June 30, 2025, compared to an income tax expense of $0.3 million for the six months ended June 30, 2024. The current and prior year income tax totals were driven by the effect of equity compensation and the valuation allowance recorded against the full amount of our net deferred tax assets.
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
Liquidity and Capital Resources
Overview
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sales of assets and equity interests, proceeds from our collaborations and a license arrangement, grant funding and debt financing. Since inception through June 30, 2025, we had received an aggregate of $913.0 million in payments from collaboration partners and a licensing arrangement, grant funding and forgivable and partially forgivable loans from the State of Connecticut, and raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests, and the exercise of stock options, including:
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
In November 2023, we amended and restated the Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., pursuant to which we may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market" offerings. During the six months ended June 30, 2025, no shares were issued under the amended and restated agreement.
Cash Flows
Our cash, cash equivalents, restricted cash and marketable securities totaled $861.2 million and $1.0 billion as of June 30, 2025 and December 31, 2024, respectively. We had an outstanding loan balance of $0.7 million and $0.8 million as of June 30, 2025 and December 31, 2024, respectively.
The following table summarizes our sources and uses of cash for the period presented:

	For the Six Months Ended June 30,
(dollars in millions)	2025	2024	$ change
Net cash used in operating activities	$(184.3)	$(47.2)	$(137.1)
Net cash provided by (used in) investing activities	198.3	(114.7)	313.0
Net cash provided by financing activities	0.4	5.0	(4.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	$14.4	$(156.9)	$171.3
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 increased by $137.1 million, compared with the six months ended June 30, 2024, primarily due to a decrease in deferred revenue of

$261.3 million, driven by changes in total Vepdegestrant (ARV-471) Collaboration Agreement program cost estimates resulting from the removal of two Phase 3 combination trials from the development plan, a decrease in non-cash charges of $9.7 million, as well as a decrease in accounts payable and accrued liabilities of $3.7 million, partially offset by an increase in our net income of $126.3 million and a decrease in accounts receivable of $5.2 million. The change in non-cash charges was primarily due to a decrease in stock-based compensation of $14.9 million and depreciation and amortization expense of $0.9 million, partially offset by net accretion of bond discounts/premiums of $3.9 million and the amortization of costs to obtain a contract of $2.0 million, related to the changes in total Vepdegestrant (ARV-471) Collaboration Agreement noted above.
Investing Activities
Net cash from investing activities for the six months ended June 30, 2025 increased by $313.0 million, compared with the six months ended June 30, 2024, primarily due to a net increase in maturities over a net decrease in purchases of marketable securities of $313.9 million, partially offset by an increase in purchases of equipment and leasehold improvements of $0.8 million.
Financing Activities
Net cash from financing activities for the six months ended June 30, 2025 decreased by $4.6 million, compared with the six months ended June 30, 2024, primarily due to decreased proceeds from the exercise of stock options and issuance of ESPP shares.
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
Specifically, we anticipate that our expenses will increase substantially if and as we:
•continue our ongoing and planned clinical trials of our product candidates, including vepdegestrant, for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer, ARV-102, our PROTAC protein degrader designed to target the LRRK2 protein, ARV-393, our PROTAC protein degrader designed to target the BCL6 protein, and ARV-806, our PROTAC protein degrader designed to target KRAS G12D for mutated cancers;
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
We had cash, cash equivalents and marketable securities totaling approximately $861.2 million as of June 30, 2025. We believe that our cash, cash equivalents and marketable securities as of June 30, 2025 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our ongoing and planned clinical trials of vepdegestrant ARV-102, ARV-393, and ARV-806;
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
Borrowings
In June 2018, we entered into an additional assistance agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of June 30, 2025, $0.7 million remains outstanding under the 2018 Assistance Agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and marketable securities. Interest income earned on these assets totaled $22.0 million and $27.6 million for the six months ended June 30, 2025 and 2024, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of June 30, 2025, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Our outstanding debt totaled $0.7 million and $0.8 million as of June 30, 2025 and December 31, 2024, respectively, and carries a fixed interest rate of 3.25% per annum.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For example, the loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's Executive Order, or E.O., 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and reduction in force, or RIF, across the Department of HHS of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.
While the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. As of July 15, 2025, there has been at least one report in which the FDA failed to meet a PDUFA goal date for approval of an NDA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.
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
Our net losses totaled $198.9 million, $367.3 million and $282.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1,531.6 million. Although we had income of $21.7 million for the six months ended June 30, 2025, we have historically incurred losses, and expect to continue to incur losses in the future. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our assets and equity interests, proceeds from our collaborations, grant funding and debt financing. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates.

Our ability to achieve profitability also depends on our ability to manage our expenses. For example, in April 2025, we committed to and approved a reduction in our workforce by approximately 33% across all areas of our company, as part of our decision to streamline operations across the organization and enable the efficient progression of our portfolio, which workforce reduction was substantially completed by the end of the second quarter of 2025. Additionally, the workforce reduction could impact our operations, which could affect our ability to generate future revenue.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In addition to any additional costs not currently contemplated due to events associated with or resulting from the workforce reduction noted above, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, on product revenue, if any, collaboration revenue, if any, and our ability to obtain additional funding. We expect to continue to incur significant expenses and anticipate that our expenses will increase substantially if and as we:

•continue our ongoing and planned clinical trials of our product candidates, including vepdegestrant, for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer, ARV-102, our PROTAC protein degrader designed to target the LRRK2 protein, ARV-393, our PROTAC protein degrader designed to target the BCL6 protein, and ARV-806, our PROTAC protein degrader designed to target KRAS G12D for mutated cancers;
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
We expect our expenses to continue to increase substantially in connection with our ongoing activities, particularly as we continue our ongoing and initiate our planned clinical trials of vepdegestrant, ARV-393, ARV-102 and ARV-806, advance our other oncology programs and neurodegenerative programs, and continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We continue to incur significant costs associated with operating as a public company. In addition, we will incur certain costs in connection with our reduction in workforce, and may incur additional costs not currently contemplated due to events associated with or resulting from the reduction in workforce and the charge that we expect to incur in connection with the workforce reduction is an estimate and subject to a number of assumptions, and actual results may differ materially. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms or not at all, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We had cash, cash equivalents and marketable securities totaling approximately $861.2 million as of June 30, 2025. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2025 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•the progress, costs and results of our ongoing and planned clinical trials of vepdegestrant, ARV-102, ARV-393, and ARV-806;
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
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, though we have since out-licensed JSC462 (previously luxdegalutamide (ARV-766) to Novartis and completed our clinical trials for bavdegalutamide, in 2023, we announced that we planned to prioritize the initiation of a Phase 3 clinical trial with luxdegalutamide (ARV-766) in metastatic castration resistant prostate cancer instead of the previously planned Phase 3 clinical trial for bavdegalutamide. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, our April 2025 workforce reduction may cause us to reprioritize our portfolio and evaluate future strategic decisions.

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
Our future success depends on our ability to retain key employees, consultants and advisors and our ability to manage the search for and appointment of a new chief executive officer, as well as our ability to attract, train, retain and motivate qualified personnel.
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

Recruiting and retaining qualified scientific, clinical, manufacturing, sales, marketing and market access personnel has been and will continue to be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. For example, in July 2025, we announced that our chairperson, president and chief executive officer notified us of his plans to retire from his role as our president and chief executive officer following the search for, and the appointment of, a new chief executive officer. In addition, in June 2025, we announced that our president of research and development notified us of his retirement. Any significant leadership change or executive management transition, such as our transition to a new chief executive officer, once identified, involves inherent risk and can be difficult to manage. Initially, such changes could be disruptive to our daily operations or relationships with employees and collaborators, make it more difficult to hire and retain key employees or impact our public or market perception, any of which could have a negative impact on our business or share price. In addition, management transitions inherently cause some loss of institutional knowledge, which could negatively affect strategy and operation execution during the transitional phase. Management transitions may also create uncertainty and involve a diversion of resources and management attention, which could negatively impact our ability to operate effectively or execute our strategies.

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

Furthermore, attracting or replacing executive officers and key employees, consultants and advisors may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. For example, we may have difficulty identifying and attracting a qualified candidate to serve as our new chief executive officer which may materially impact our corporate strategy and business.

Our April 2025 workforce reduction could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. In addition, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees.

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

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the Inflation Reduction Act, or IRA, was signed into law in August 2022, and the One Big Beautiful Bill Act, or OBBB Act, was signed into law in July 2025. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded corporations. The 1% excise tax generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBB Act contains numerous tax provisions that we are currently in the process of evaluating. While at this time, the OBBB Act is not expected to have a material impact on our business or financial condition, this could change in the future and we will continue to assess the impact of the OBBB Act on subsequent periods. The recent changes under the OBBB Act include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBB Act, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the IRA, the OBBB Act and additional tax legislation.
Deleted Risk Factor
The risk factor included in our Annual Report on Form 10-K for the year ended December 31, 2024 "We will need to grow the size of our organization, and we may experience difficulties in managing this growth, which could disrupt our operations." is hereby deleted in its entirety.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
We did not issue any securities that were not registered under the Securities Act during the three months ended June 30, 2025.
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

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on June 21, 2023).

10.1*	Consulting Agreement, dated June 6, 2025, by and between Arvinas Operations, Inc. and Ian Taylor, Ph.D.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.00	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
__________________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arvinas, Inc.

Date: August 6, 2025	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 6, 2025	By:	/s/ David K. Loomis
David K. Loomis
Vice President and Chief Accounting Officer (Principal Accounting Officer)