Form 10-Q
period 2025-09-30
ARVINAS, INC.
filed 2025-11-05
CIK 1655759

Table o    f Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 64,224,294 shares of common stock, $0.001 par value per share, outstanding.

Table o    f Contents
i

Table o    f Contents
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “goals,” “will,” "can," “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the initiation, timing, progress and results of our current and any future clinical trials of ARV-393, ARV-102, ARV-806, and vepdegestrant, including statements regarding the period during which the results of the clinical trials will become available or the forum in which we will present such results;
•the initiation, timing, progress and results of our current preclinical studies and any future preclinical studies or clinical trials of our other programs, including ARV-027 and ARV-6723, including statements regarding the period during which the results of preclinical studies or clinical trials will become available or the forum in which we will present such results;
•our plans to pursue research and development of other product candidates;
•our belief that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities;
•the extent to which our scientific approach and platform technology may potentially address a broad range of diseases and disease targets;
•the timing of, and our ability to obtain, marketing approval of our product candidates and the ability of our product candidates to meet existing or future regulatory standards;
•our belief that our leucine-rich repeat kinase 2 ("LRRK2") degraders are particularly well positioned to be evaluated in two diseases where there are no disease modifying therapies, including Parkinson's disease ("PD") and progressive supranuclear palsy ("PSP");
•our belief that the data we presented at 2025 International Congress of Parkinson’s Disease and Movement Disorders highlight the potential PROTAC-mediated LRRK2 degradation, which supports the development of ARV-102 in ongoing studies of patients with PD, and potential future studies of patients with PSP;
•our belief that ARV-393 PROTAC-mediated degradation of the B-cell lymphoma 6 protein may provide an important novel therapeutic option for patients with non-Hodgkin Lymphoma;
•our belief that ARV-393 can be an attractive combination partner for development of novel therapies for lymphoma;
•our belief that the totality of our preclinical data for ARV-393 provides a compelling rationale to evaluate ARV-393 in combination with bi-specifics, oral pathway inhibitors, and potentially other standards of care, in the larger diffuse large B-cell lymphoma indication;
•our belief that ARV-806 has the potential to be a best-in-class therapy for kristen rat sarcoma G12D mutated cancers;
•our belief that data for ARV-806 presented at AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics supports intermittent clinical dosing;
•our belief that vepdegestrant has the potential to be a best-in-class monotherapy treatment for patients in the second-line estrogen receptor 1 mutant setting;
ii

Table o    f Contents
•our plans with respect to market preparations for vepdegestrant and our plans, together with Pfizer Inc., jointly select a third party for the commercialization and potential further development of vepdegestrant;
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
•the rate and degree of potential market acceptance and clinical utility of our product candidates and our estimates regarding the potential market opportunity for our product candidates;
•our ability to manage the transition of a new chief executive officer, once identified;
•our sales, marketing and distribution capabilities and strategy;
•our ability to establish and maintain arrangements for manufacture of our product candidates;
•our ability to enter into additional collaborations with third parties;
•our intellectual property position;
•our estimates regarding expenses, future revenues, capital requirements and needs for additional financing, and statements regarding our cash, cash equivalents and marketable securities, including their sufficiency to fund planned operating expenses and capital expenditure requirements into the second half of 2028;
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
iii

Table o    f Contents
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(dollars and shares in millions, except per share amounts)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$101.5	$100.5
Marketable securities	686.1	938.9
Accounts receivable	20.3	5.7
Other receivables	6.5	8.0
Prepaid expenses and other current assets	11.9	14.2
Total current assets	826.3	1,067.3
Property, equipment and leasehold improvements, net	5.4	7.0
Operating lease right-of-use assets	8.7	9.0
Collaboration contract asset and other assets	3.9	8.1
Total assets	$844.3	$1,091.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$55.5	$71.8
Deferred revenue	87.7	156.2
Current portion of operating lease liabilities	1.7	1.8
Total current liabilities	144.9	229.8
Deferred revenue	127.4	292.0
Long-term debt	0.4	0.6
Operating lease liabilities	7.2	7.3
Total liabilities	279.9	529.7
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, zero shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value; 73.4 shares issued, 70.8 shares outstanding as of September 30, 2025 and 68.8 shares issued and outstanding as of December 31, 2024	0.1	0.1
Accumulated deficit	(1,545.0)	(1,531.6)
Additional paid-in capital	2,128.2	2,092.2
Accumulated other comprehensive income	1.4	1.0
Treasury Stock, at cost (2.6 and zero shares at September 30, 2025 and December 31, 2024, respectively)	(20.3)	—
Total stockholders’ equity	564.4	561.7
Total liabilities and stockholders’ equity	$844.3	$1,091.4
See accompanying notes to the condensed consolidated financial statements

Table o    f Contents
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(dollars and shares in millions, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Operations	2025	2024	2025	2024
Revenue	$41.9	$102.4	$253.1	$204.2
Operating expenses:
Research and development	64.7	86.9	224.1	264.9
General and administrative	21.0	75.8	72.9	131.3
Total operating expenses	85.7	162.7	297.0	396.2
Loss from operations	(43.8)	(60.3)	(43.9)	(192.0)
Other income
Other expense, net	—	(2.6)	(0.4)	(2.7)
Interest income, net	9.0	14.3	31.0	41.9
Total other income	9.0	11.7	30.6	39.2
Net loss before income taxes	(34.8)	(48.6)	(13.3)	(152.8)
Income tax expense	(0.3)	(0.6)	(0.1)	(1.0)
Net loss	$(35.1)	$(49.2)	$(13.4)	$(153.8)

Loss per common share
Basic and diluted	$(0.48)	$(0.68)	$(0.18)	$(2.14)

Weighted average common shares outstanding
Basic and diluted	73.2	72.1	72.9	71.9

(dollars in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Comprehensive Loss	2025	2024	2025	2024
Net loss	$(35.1)	$(49.2)	$(13.4)	$(153.8)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	0.4	7.9	0.4	7.2
Comprehensive loss	$(34.7)	$(41.3)	$(13.0)	$(146.6)
See accompanying notes to the condensed consolidated financial statements

Table o    f Contents
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury		Total Stockholders' Equity
For the Three Months Ended September 30, 2025 and 2024	Shares	Amount				Shares	Amount
Balance as of June 30, 2025	73.2	$0.1	$(1,509.9)	$2,118.1	$1.0	—	$—	$609.3
Stock-based compensation	—	—	—	10.1	—	—	—	10.1
Net loss	—	—	(35.1)	—	—	—	—	(35.1)
Issuance of common stock under equity incentive plans	0.2	—	—	—	—	—	—	—
Share repurchases (treasury stock)	—	—	—	—	—	2.6	(20.3)	(20.3)
Unrealized gain on available-for-sale securities	—	—	—	—	0.4	—	—	0.4
Balance as of September 30, 2025	73.4	$0.1	$(1,545.0)	$2,128.2	$1.4	2.6	$(20.3)	$564.4
Balance as of June 30, 2024	68.6	$0.1	$(1,437.3)	$2,041.2	$(3.8)	—	$—	$600.2
Stock-based compensation	—	—	—	24.7	—	—	—	24.7
Net loss	—	—	(49.2)	—	—	—	—	(49.2)
Issuance of common stock under equity incentive plans	0.1	—	—	2.4	—	—	—	2.4
Unrealized gain on available-for-sale securities	—	—	—	—	7.9	—	—	7.9
Balance as of September 30, 2024	68.7	$0.1	$(1,486.5)	$2,068.3	$4.1	—	$—	$586.0
See accompanying notes to the condensed consolidated financial statements

Table o    f Contents
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited), continued

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury		Total Stockholders' Equity
For the Nine Months Ended September 30, 2025 and 2024	Shares	Amount				Shares	Amount
Balance as of December 31, 2024	68.8	$0.1	$(1,531.6)	$2,092.2	$1.0	—	$—	$561.7
Stock-based compensation	—	—	—	35.5	—	—	—	35.5
Net loss	—	—	(13.4)	—	—	—	—	(13.4)
Issuance of common stock under equity incentive plans	1.2	—	—	0.5	—	—	—	0.5
Issuance of common stock for pre-funded warrants	3.4	—	—	—	—	—	—	—
Share repurchases (treasury stock)	—	—	—	—	—	2.6	(20.3)	(20.3)
Unrealized gain on available-for-sale securities	—	—	—	—	0.4	—	—	0.4
Balance as of September 30, 2025	73.4	$0.1	$(1,545.0)	$2,128.2	$1.4	2.6	$(20.3)	$564.4
Balance as of December 31, 2023	68.0	$0.1	$(1,332.7)	$1,995.7	$(3.1)	—	$—	$660.0
Stock-based compensation	—	—	—	64.9	—	—	—	64.9
Net loss	—	—	(153.8)	—	—	—	—	(153.8)
Issuance of common stock under equity incentive plans	0.7	—	—	7.7	—	—	—	7.7
Unrealized gain on available-for-sale securities	—	—	—	—	7.2	—	—	7.2
Balance as of September 30, 2024	68.7	$0.1	$(1,486.5)	$2,068.3	$4.1	—	$—	$586.0
See accompanying notes to the condensed consolidated financial statements

Table o    f Contents
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
(dollars in millions)	2025	2024
Cash flows from operating activities:
Net loss	$(13.4)	$(153.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2.3	3.5
Net accretion of bond discounts/premiums	(10.4)	(17.1)
Amortization of right-of-use assets	1.7	1.5
Amortization of collaboration contract asset	4.1	3.6
Net loss on disposal of property, plant and equipment	—	2.6
Stock-based compensation	35.5	64.9
Changes in operating assets and liabilities:
Accounts receivable	(14.6)	(7.3)
Other receivables	1.5	(0.3)
Prepaid expenses and other assets	2.3	(6.4)
Collaboration contract asset	—	(3.0)
Accounts payable and accrued liabilities	(17.7)	(16.3)
Operating lease liability	(1.6)	(1.6)
Deferred revenue	(233.1)	(45.5)
Net cash used in operating activities	(243.4)	(175.2)
Cash flows from investing activities:
Purchases of marketable securities	(347.6)	(600.8)
Maturities of marketable securities	611.1	538.0
Purchases of property, equipment and leasehold improvements	(1.7)	(1.5)
Proceeds from disposal of property, equipment and leaseholds improvements	—	0.1
Net cash provided by (used in) investing activities	261.8	(64.2)
Cash flows from financing activities:
Repayments of long-term debt	(0.1)	(0.3)
Repurchase of common shares	(17.8)	—
Proceeds from exercise of stock options and issuance of ESPP shares	0.5	7.7
Net cash (used in) provided by financing activities	(17.4)	7.4
Net increase (decrease) in cash and cash equivalents	1.0	(232.0)
Cash, cash equivalents and restricted cash, beginning of the period	100.5	317.2
Cash and cash equivalents, end of the period	$101.5	$85.2
Supplemental disclosure of cash flow information:
Repurchases of common shares unpaid at period end	$2.5	$—
Cash paid for taxes	$0.3	$1.6
See accompanying notes to the condensed consolidated financial statements

Table o    f Contents
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
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows for the foreseeable future. The Company has financed its operations primarily through sales of assets and equity interests, proceeds from collaborations and a licensing arrangement, grant funding and debt financing. The Company had cash, cash equivalents and marketable securities of approximately $787.6 million as of September 30, 2025.
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

Table o    f Contents
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
Significant Accounting Policies
There were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2025.
3. Research Collaboration and License Agreements
Vepdegestrant (ARV-471) Collaboration Agreement
In July 2021, the Company entered into a Collaboration Agreement with Pfizer Inc. (“Pfizer”) (the “Vepdegestrant (ARV-471) Collaboration Agreement”) pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound vepdegestrant (the “Licensed Products”). Under the Vepdegestrant (ARV-471) Collaboration Agreement, the Company received an upfront, non-refundable payment of $650.0 million. In addition, the Company is eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400.0 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones. There were no regulatory or sales-based milestone payments received through September 30, 2025.
The Company and Pfizer share equally all development costs for the Licensed Products, subject to certain exceptions. Except for certain regions described below, the parties will also share equally all profits and losses in commercialization and medical affairs activities for the Licensed Products in all other countries, subject to certain exceptions.
Pursuant to the terms of the Vepdegestrant (ARV-471) Collaboration Agreement, the Company will be the marketing authorization holder in the United States and, subject to marketing approval, book sales in the United States, while Pfizer will hold marketing authorizations outside the United States. The parties will determine which, if any, regions within the world will be solely commercialized by one party, and in such region the parties will adjust their share of profits and losses for the Licensed Products based on the role each party will be performing.
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
In September 2025, the Company announced that the Company and Pfizer have agreed to jointly select a third party for the commercialization and potential further development of vepdegestrant.

Table o    f Contents
Pfizer Research Collaboration Agreement
In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer (the “Pfizer Research Collaboration Agreement”). Under the terms of the Pfizer Research Collaboration Agreement, the Company received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. These payments are being recognized over the total estimated period of performance. As of September 30, 2025, there remains a single target under the Pfizer Research Collaboration Agreement, and, in accordance with the terms of such Agreement, the Company is eligible to receive up to an additional $3.8 million in non-refundable option payments if Pfizer exercises its option for such target protein.
The Company is also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated target proteins under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales. There were no sales-based milestone payments or royalties received through September 30, 2025.
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

In May 2024, Novartis paid to the Company a one-time, upfront payment in the aggregate amount of $150.0 million in accordance with the terms of the Novartis License Agreement and the Novartis Asset Agreement. Under the terms of the Novartis License Agreement, the Company is eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory and commercial milestones for luxdegalutamide (ARV-766) being met, as well as tiered royalties based on worldwide net sales of luxdegalutamide (ARV-766), subject to reduction under certain circumstances as provided in the Novartis License Agreement. During the three and nine months ended September 30, 2025, the Company recognized as revenue $20.0 million upon the achievement of a development milestone pursuant to the terms of the Novartis License Agreement. There were no development, regulatory or commercial milestone payments, or sales-based royalties received during the three and nine months ended September 30, 2024.
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

Table o    f Contents
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
The Company is eligible to receive up to $44.0 million per target protein in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received through September 30, 2025.

Table o    f Contents
Changes in the Company's contract balances for the nine months ended September 30, 2025 and 2024 were as follows:

(dollars in millions)	September 30, 2025	September 30, 2024
Accounts receivable related to collaborations
Beginning balance	$5.7	$—
Additions	20.4	8.7
Payments received	(5.8)	(1.4)
Ending balance	$20.3	$7.3
Accounts payable related to collaborations
Beginning balance	$5.4	$13.1
Additions	39.3	43.5
Payments made	(34.9)	(42.3)
Ending balance	$9.8	$14.3
Contract assets: Collaboration contract asset
Beginning balance	$7.8	$9.4
Additions	—	3.0
Amortization	(4.1)	(3.6)
Ending balance	$3.7	$8.8
Contract liabilities: Deferred revenue
Beginning balance	$448.2	$549.2
Additions to collaboration agreements	—	130.0
Revenue recognized from balances held at the beginning of the period	(233.1)	(82.0)
Revenue recognized from new collaborations	—	(93.5)
Ending balance	$215.1	$503.7
During the nine months ended September 30, 2025, the Company updated its estimate to satisfy the performance obligations under the Vepdegestrant (ARV-471) Collaboration Agreement due to the removal of the first-line Phase 3 combination trial with Pfizer’s novel investigational CDK4 inhibitor, atirmociclib, and the removal of the second-line Phase 3 combination trial with a CDK4/6 inhibitor from the development plan. The change in accounting estimate resulted in an increase in revenue of $150.2 million, an increase in operating expenses of $2.6 million, a decrease in net loss of $147.6 million, and an increase in basic and diluted loss per share of $2.02 for the nine months ended September 30, 2025.
During the nine months ended September 30, 2025, the Company also changed its estimate of the duration of the performance period under the Pfizer Research Collaboration Agreement as a result of updated research timelines. The change in accounting estimate resulted in a decrease of $2.5 million in revenue, an increase in net loss, and an increase in basic and diluted loss per share of $0.03 for the nine months ended September 30, 2025. The reversed revenue will continue to be recognized in future periods as the Company continues to advance on the performance obligation under the updated collaboration timeline.
During the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2024, no changes in accounting estimates related to the Company's collaborations were recorded.

Table o    f Contents
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of September 30, 2025 totaled $215.1 million, which is expected to be recognized in the following periods:

(dollars in millions)
Remainder of 2025	$37.7
2026	66.6
2027	20.3
2028	90.5
Total	$215.1
4. Marketable Securities and Fair Value Measurements
The following is a summary of the Company’s available-for-sale marketable securities measured at fair value on a recurring basis.

	September 30, 2025
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$621.1	$1.5	$(0.2)	$622.4
Government securities	Level 2	63.6	0.1	—	63.7
Total		$684.7	$1.6	$(0.2)	$686.1

	December 31, 2024
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$934.4	$1.7	$(0.7)	$935.4
Government securities	Level 2	3.5	—	—	3.5
Total		$937.9	$1.7	$(0.7)	$938.9
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
5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

(dollars in millions)	September 30, 2025	December 31, 2024
Laboratory equipment	$20.9	$20.6
Leasehold improvements	9.1	9.3
Office equipment	2.9	2.7
Total property, equipment and leasehold improvements	32.9	32.6
Less: accumulated depreciation and amortization	(27.5)	(25.6)
Property, equipment and leasehold improvements, net	$5.4	$7.0

Table o    f Contents
During the three months ended September 30, 2025 and 2024, the Company recognized depreciation and amortization expense of $0.8 million and $1.1 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized depreciation and amortization expense of $2.3 million and $3.5 million, respectively.
During the three and nine months ended September 30, 2024, the Company wrote-off leasehold improvements totaling $2.4 million resulting from the termination of the lease for its laboratory and office space at 101 College Street, as discussed below in Note 6, Right-of-Use Assets and Liabilities.
6. Right-of-Use Assets and Liabilities
Operating lease liabilities and their corresponding right-of-use ("ROU") assets are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. The Company's weighted average incremental borrowing rate at September 30, 2025 totaled 7.0%. Lease expense is recognized on a straight-line basis over the lease term.
In August 2024, the Company entered into a Lease Termination Agreement with 101 College Street LLC (the "Landlord"). Under the terms of the Lease Termination Agreement, the lease, by and between the Company and the Landlord, dated May 4, 2021 (as amended, the "Terminated Lease"), was terminated in full, effective August 15, 2024. In connection with the Lease Termination Agreement and as consideration for the Landlord’s agreement to terminate the lease for its laboratory and office space at 101 College Street in full, the Company agreed to pay to the Landlord a one-time cash termination fee in the amount of $41.5 million and wrote-off $1.9 million of prepaid rent, both of which were recognized in general and administrative expenses on the condensed consolidated statement of operations.
The Company has operating leases for its corporate office, laboratories and certain equipment, which expire no later than December 2029. The leases have a weighted average remaining term of approximately 4.2 years.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Operating lease cost	$0.7	$0.5	$2.2	$1.5
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(dollars in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.6	$1.6
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$1.5	$—
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

Table o    f Contents
Maturities of operating lease liabilities as of September 30, 2025, were as follows:

(dollars in millions)
Remainder of 2025	$0.6
2026	2.3
2027	2.4
2028	2.5
2029	2.6
Total lease payments	10.4
Less: imputed interest	(1.5)
Total	$8.9
7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

(dollars in millions)	September 30, 2025	December 31, 2024
Accounts payable	$18.0	$13.4
Accrued liabilities
Research and development expenses	16.6	25.9
Employee expenses	12.9	22.4
Income taxes	3.8	3.2
General and administrative and commercial expenses	3.2	5.1
Professional fees	1.0	1.8
Total accounts payable and accrued liabilities	$55.5	$71.8
8. Long-Term Debt
Debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	September 30, 2025	December 31, 2024
2018 Assistance Agreement Debt	09/28	3.25%	$0.6	$0.8
Less: current installments			(0.2)	(0.2)
Total long-term debt			$0.4	$0.6
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

Table o    f Contents
Minimum future principal payments on long-term debt as of September 30, 2025 are as follows:

(dollars in millions)
Remainder of 2025	$—
2026	0.2
2027	0.2
2028	0.2
Total	$0.6
During the three and nine months ended September 30, 2025 and 2024, interest expense was immaterial.
9. Equity
Equity Distribution Agreements
In November 2023, the Company amended and restated the Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under a universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the nine months ended September 30, 2025, no shares were issued under this agreement.
Share Repurchase Program
On September 17, 2025, the Company announced that its board of directors authorized and approved a share repurchase program for the repurchase of up to $100.0 million of the then-currently outstanding shares of the Company’s common stock. Share repurchases under the share repurchase program may be made from time to time through a variety of methods, which may include open market purchases, privately negotiated block trades, accelerated share repurchases, other privately negotiated transactions or any combination of these methods. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The share repurchase program is funded using the Company's working capital. The share repurchase program has no time limit and can be modified, suspended or discontinued at any time without prior notice. Repurchased shares are recorded as treasury stock, at cost, and are eligible to be reissued under the Company's stock plans and for other corporate purposes.
During the three and nine months ended September 30, 2025, the Company repurchased 2,560,030 shares of its common stock, at an average price of $7.91 per share, for an aggregate purchase price of $20.2 million, plus commissions and excise tax of $0.1 million. As of September 30, 2025, the Company had $79.8 million remaining under its current $100.0 million share repurchase authorization.
Stock-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of September 30, 2025, 3,601,429 shares remained available for purchase. During the nine months ended September 30, 2025 and 2024, the Company issued 86,008 and 85,119 shares of common stock, respectively, under the 2018 ESPP.
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the “2018 Plan”), which became effective upon the effectiveness of

Table o    f Contents
the registration statement on Form S-1 for the Company’s initial public offering. The number of shares of common stock initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181 shares) issued in respect of incentive units granted under the Fourth Amendment to the Company’s Incentive Share Plan, which was terminated in September 2018, that were subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of September 30, 2025, 2,797,459 shares remained available for issuance under the 2018 Plan. Shares of common stock subject to outstanding equity awards that expire or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.
Compensation Expense
In connection with the strategic restructuring actions initiated by the Company in the second and third quarters of 2025, as further discussed below in Note 14, Restructuring Activity, the Company modified the vesting terms of certain restricted stock units previously granted to employees. The incremental impact of the modification for the three and nine months ended September 30, 2025 totaled $3.6 million and $5.3 million,respectively, as decreases to compensation expense.
During the three months ended September 30, 2025 and 2024, the Company recognized compensation expense of $10.1 million and $24.7 million, respectively, related to the issuance of incentive awards, including $0.1 million related to the 2018 ESPP in each period presented.
During the nine months ended September 30, 2025 and 2024, the Company recognized compensation expense of $35.5 million and $64.9 million, respectively, relating to the issuance of incentive awards, including $0.4 million and $0.6 million, respectively, related to the 2018 ESPP.
As of September 30, 2025, there was $41.7 million of total unrecognized compensation expense that is expected to be amortized over a weighted average period of approximately 1.5 years.
Stock Options
The fair value of the stock options granted during the nine months ended September 30, 2025 and 2024 was determined using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2025	September 30, 2024
Expected volatility (1)	72.1 - 80.4%	72.8 - 75.6%
Expected term (years) (2)	5.5 - 5.7	5.4 - 5.5
Risk free interest rate (3)	3.7% - 4.4%	3.5% - 4.6%
Expected dividend yield	0%	0%
Exercise price	$6.61 - $17.70	$24.85 - $47.00
(1)    Expected volatility is calculated by utilizing the Company's historical volatility of its stock price over a period equal to the expected term.
(2)    Expected term is calculated based on the Company's historical experience.
(3)     Risk free interest rate is based on an interpolation of U.S. Treasury rates to reflect the expected term at the date of grant.
A summary of the stock option activity during the nine months ended September 30, 2025 is presented below. Included in the table are stock options granted to employees and directors under the 2018 Plan, as well

Table o    f Contents
as options to purchase 255,611 shares of common stock granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

(dollars in millions, except weighted average exercise price)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	7,892,330	$44.16	6.7	$3.2
Granted	2,202,904	$12.46
Cancelled / Forfeited	(1,407,437)	$46.85
Outstanding as of September 30, 2025	8,687,797	$36.04	6.7	$1.7
Vested and exercisable as of September 30, 2025	5,513,745	$44.35	5.5	$—
Vested and expected to vest as of September 30, 2025	8,407,310	$36.64	6.7	$1.5
The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2025 and 2024 was $12.46 and $27.69, respectively. There were no options exercised during the nine months ended September 30, 2025. The total intrinsic value of options exercised during the nine months ended September 30, 2024 was $3.6 million.
Restricted Stock Units ("RSUs")
A summary of RSU activity during the nine months ended September 30, 2025 is presented below. Included in the table are RSUs granted to employees and directors under the 2018 Plan, as well as RSUs representing 170,365 shares of common stock granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested RSUs as of December 31, 2024	2,311,291	$42.25
Granted	3,407,294	$13.93
Vested	(1,177,135)	$41.78
Cancelled / Forfeited	(728,745)	$26.00
Unvested RSUs as of September 30, 2025	3,812,705	$20.27
The weighted-average grant date fair value per share of RSUs granted during the nine months ended September 30, 2025 and 2024 was $13.93 and $44.69, respectively. The total intrinsic value of RSUs released during the nine months ended September 30, 2025 and 2024 was $16.9 million and $12.7 million, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2025 and 2024 was $43.3 million and $12.3 million, respectively.
10. Income Taxes
For the three months ended September 30, 2025, the Company recognized income tax expense of $0.3 million, resulting in an effective tax rate of (1.0)%, as compared to income tax expense of $0.6 million, resulting in an effective tax rate of (1.3)%, in the same period for 2024. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended September 30, 2025 and the Company’s overall effective tax rate of (1.0)% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the three months ended September 30, 2024 and the Company’s overall effective tax rate of (1.3)% was the

Table o    f Contents
effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
For the nine months ended September 30, 2025, the Company recognized income tax expense of $0.1 million, resulting in an effective tax rate of (0.8)%, as compared to income tax expense of $1.0 million resulting in an effective tax rate of (0.6)% in the same period for 2024. The primary reconciling items between the federal statutory rate of 21.0% for the nine months ended September 30, 2025 and the Company’s overall effective tax rate of (0.8)% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets. The primary reconciling items between the federal statutory rate of 21.0% for the nine months ended September 30, 2024 and the Company’s overall effective tax rate of (0.6)% was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
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
On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBB Act”) was enacted into law. The OBBB Act includes changes to U.S. tax law with multiple effective dates starting in 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. Although the Company does not expect the OBBB Act to have a material impact on its estimated annual effective tax rate in 2025, it continues to assess the impact of the OBBB Act on subsequent periods.
11. Loss Per Common Share
Basic and diluted loss per common share was calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars and shares in millions, except per share amounts)	2025	2024	2025	2024
Net loss	$(35.1)	$(49.2)	$(13.4)	$(153.8)
Weighted average common shares outstanding - basic and diluted	73.2	72.1	72.9	71.9
Loss per common share
Basic and diluted	$(0.48)	$(0.68)	$(0.18)	$(2.14)
Treasury shares are not considered outstanding and are excluded from the calculation of basic and diluted loss per common share.
The weighted average number of common shares included in the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2024 gives effect to pre-funded warrants issued in November 2023 which allowed holders to acquire up 3,422,380 shares of common stock at a nominal exercise price of $0.001 per share and were classified as equity. The shares underlying the pre-funded warrants were exercisable for little or no consideration and therefore the underlying shares were considered outstanding at the issuance of the pre-funded warrants for purposes of calculating the weighted average number of common shares outstanding in basic and diluted net loss per common share. As of September 30, 2025, all outstanding pre-funded warrants had been cashless exercised for no consideration and the Company issued 3,422,186 shares of common stock to the holders.

Table o    f Contents
The Company reported net losses for each of the three and nine months ended September 30, 2025 and therefore excluded all stock options and RSUs from the calculation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

	For the Three and Nine Months Ended September 30,
	2025	2024
Stock options	8.7	8.0
RSUs	3.8	2.4
	12.5	10.4
12. Equity Method Investments
In July 2019, the Company and Bayer CropScience LP (“Bayer LP”) formed Oerth Bio LLC ("Oerth Bio"), a joint venture to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. The Company and Bayer LP each held an initial ownership interest in Oerth Bio of 50%. A 15% ownership interest of Oerth Bio was reserved for the future grants of incentive units to employees and service providers and, as a result, the Company's ownership interest totaled 43.3% and 44.3% as of September 30, 2025 and 2024, respectively, as a result of vested incentive units.
Net income (loss) of Oerth Bio for the three months ended September 30, 2025 and 2024 totaled $0.2 million and $(1.2) million, respectively. Net loss of Oerth Bio for the nine months ended September 30, 2025 and 2024 totaled $0.0 million and $2.7 million, respectively.
As of September 30, 2025 and 2024, the Company’s carrying value of the investment was zero.
The Company also provides Oerth Bio with compensated research, development and administrative services through a separate agreement. The services rendered by the Company during the three and nine months ended September 30, 2025 and 2024 were immaterial. The Company does not anticipate rendering services in future periods.
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
Yale University License Agreement
In June 2024, the Company entered into an Amended and Restated License Agreement (the “Amended License Agreement”) with Yale pursuant to which the parties amended and restated the license agreement dated July 5, 2013, as amended to date (the "Original Agreement"). In connection with the signing of the Amended License Agreement, the Company made a payment of $14.95 million to Yale in June 2024, comprising both an upfront payment connected to the Amended License Agreement and an amount related to the collaboration income under the Novartis License Agreement and Novartis Asset Agreement (see Note 3, Research Collaboration and License Agreements, for a description of the agreements) and the Company made another $5.0 million payment to Yale in June 2025 on the first anniversary of signing. Thereafter, the Company will also pay to Yale (1) up to $15.0 million if it secures approval of the first and second royalty products (as

Table o    f Contents
defined in the Amended License Agreement), (2) a low single digit percentage royalty on certain, more narrowly defined “collaboration products,” and (3) a lower single digit royalty on its aggregate worldwide net sales of certain newly defined “meaningfully involved products.”
The Company’s obligations under the Original Agreement to pay Yale minimum annual royalties and certain other annual fees have been eliminated and Yale has agreed to release all claims arising previously under the Original Agreement. Other provisions of the Original Agreement remain materially unchanged under the Amended License Agreement, including the requirement to pay to Yale a minimum license maintenance royalty totaling $0.1 million per year until the first sale to a third party of any licensed product, followed by success-based milestones for the first two licensed products for the development of the protein degradation technologies totaling approximately $3.0 million for the first licensed product and approximately $1.5 million for the second licensed product, certain of which milestones have already been satisfied, and low single-digit royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions, and subject to minimum royalty payments that range from $0.2 million to $0.5 million. During the three and nine months ended September 30, 2025, the Company recorded a liability of $0.7 million as a result of payments due to Yale pursuant to the terms of the Amended License Agreement. There were no such liabilities to Yale recorded during the three and nine months ended September 30, 2024.
14. Restructuring Activity
In the second quarter of 2025, the Company committed to and approved a reduction of the Company’s workforce by approximately 33% across all areas of the Company, as part of the Company’s decision to streamline operations across the organization and enable the efficient progression of the Company’s portfolio. This decision was made following a strategic review aimed at reducing internal costs while minimally impacting the Company's targeted clinical stage programs to drive value over the next several years by aligning the Company's operations with long-term program development objectives. As of June 30, 2025, these restructuring activities were substantially completed.
In September 2025, the Company announced an update on its collaboration with Pfizer and further actions to support value creation by optimizing organizational and cost structures and streamlining operations in advance of multiple anticipated upcoming value inflection points, including: further limiting additional expenditures on the vepdegestrant program to support activities required for commercialization readiness and identification, with Pfizer, of a third party for the commercialization and potential further development of vepdegestrant; reducing the Company's workforce by an additional 15% to streamline operations, with the most significant reductions being roles related to vepdegestrant commercialization; and proactively managing pipeline cost by seeking strategic business development opportunities and by identifying further efficiencies across the business. The September 2025 workforce reduction is expected to be substantially completed by the first quarter of 2026.
Components of Restructuring Charges
During the three months ended September 30, 2025, the Company recognized net restructuring related reversal of previously recognized expense of $0.2 million, including $4.1 million of severance and other one-time employee related termination benefit charges related to the workforce reduction, offset by a reversal of $4.3 million of non-cash stock compensation, of which $0.4 million of charges are reflected in research and development expenses and $0.6 million of a reversal of previously recognized expense is reflected in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.
During the nine months ended September 30, 2025, the Company recognized net restructuring charges of $0.7 million, including $11.4 million of cash severance and other one-time employee related termination benefit related to the workforce reduction, offset by a reversal of $10.7 million of non-cash stock compensation and bonus expenses, of which $1.0 million of charges are reflected in research and development expenses and $0.3 million of a reversal of previously recognized expense reflected in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.
The Company's restructuring accrual totaled $4.1 million and zero as of September 30, 2025 and December 31, 2024, respectively.

Table o    f Contents
15. Segment Information
The Company's operations are organized into one operating and reportable segment focused on the discovery, development and commercialization of therapies that degrade disease-causing proteins. The segment develops protein degradation therapies designed to harness the body's natural protein disposal system to selectively and efficiently degrade and remove disease-causing protein through the Company's PROTAC (PROteolysis TArgeting Chimera) protein degrader platform. The Company is progressing multiple product candidates through clinical development programs, including ARV-102, targeting LRRK2 for neurodegenerative disorders; ARV-393, targeting BCL6 for relapsed/refractory non-Hodgkin Lymphoma; ARV-806, targeting Kirsten rat sarcoma, or KRAS, G12D for mutated cancers, including pancreatic and colorectal cancers; and vepdegestrant, targeting the estrogen receptor for patients with locally advanced or metastatic ER+/HER2- breast cancer. The Company's tangible assets are held in the United States and all of the Company's revenue has been generated in the United States. The Company manages all business activities on a consolidated basis. The Company's chief operating decision maker is the Chief Executive Officer.
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

Table o    f Contents
The following table summarizes the reportable segment's financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Revenue	$41.9	$102.4	$253.1	$204.2
Less:
Research and development expense
Vepdegestrant (ARV-471) (*)	14.2	19.6	53.4	63.8
ARV-102	5.0	4.5	15.3	7.5
ARV-806	5.1	0.8	7.7	1.1
ARV-393	2.6	1.7	7.7	4.6
Bavdegalutamide (ARV-110)	0.3	2.7	2.3	6.8
Luxdegalutamide (ARV-766)	—	4.7	—	17.9
Other programs	0.3	—	2.8	—
Non program-specific external expense	12.8	13.7	37.9	43.4
Compensation and related personnel expense (including stock-based compensation)	21.6	35.8	88.6	110.4
Other research and development expense	2.8	3.4	8.4	9.4
Total research and development expense	64.7	86.9	224.1	264.9
General and administrative expense	21.0	75.8	72.9	131.3
Other segment expense, net (**)	—	2.6	0.4	2.7
Income tax expense	0.3	0.6	0.1	1.0
Plus:
Interest income, net	9.0	14.3	31.0	41.9
Segment net loss	$(35.1)	$(49.2)	$(13.4)	$(153.8)
(*)    Includes net reimbursement to and from Pfizer pursuant to the Vepdegestrant (ARV-471) Collaboration Agreement which are accounted for pursuant to ASC 808 and are recorded as an offset or an increase to research and development expenses.
(**)    Includes primarily a write-off of leasehold improvements resulting from the termination of the lease for the Company's laboratory and office space at 101 College Street and realized foreign exchange gains/ losses.
During the three months ended September 30, 2025 and 2024, the Company recognized depreciation and amortization expense of $0.8 million and $1.1 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized depreciation and amortization expense of $2.3 million and $3.5 million, respectively.

Table o    f Contents
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
Business Overview
Our Business
We are a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases. Through our PROteolysis TArgeting Chimera, or PROTAC, degrader platform, we are pioneering the development of protein degradation therapies designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We believe that our targeted protein degradation approach is a therapeutic modality that may provide distinct advantages over existing modalities, including traditional small molecule therapies and gene-based medicines. We are currently progressing multiple product candidates through clinical development programs, including ARV-102, targeting the leucine-rich repeat kinase 2, or LRRK2, protein for the treatment of neurodegenerative disorders; ARV-393, targeting the B-cell lymphoma 6, or BCL6, protein for the treatment of relapsed/refractory non-Hodgkin Lymphoma, or NHL; ARV-806, targeting Kirsten rat sarcoma, or KRAS, G12D for mutated cancers, including pancreatic and colorectal cancers; and vepdegestrant, targeting the estrogen receptor, or ER, for the treatment of locally advanced or metastatic ER positive / human epidermal growth factor receptor 2, or HER2, negative, or ER+/HER2-, breast cancer. We are also progressing several preclinical candidates through early stage development.
Our pipeline, which includes an overview of our clinical and preclinical programs, is summarized below.
•These agents included in the graphic above are currently under investigation; their safety and effectiveness for these investigational uses have not been established.
•Defined terms used in the graphic above include: AR, androgen receptor; BCL6, B-cell lymphoma 6; ER, estrogen receptor; HPK1, Hematopoietic Progenitor Kinase 1; I-O, immuno-oncology; KAT6, lysine acetyltransferase 6; KRAS, Kirsten rat

Table o    f Contents
sarcoma viral oncogene homolog; LRRK2, leucine-rich repeat kinase 2; mCRPC, metastatic castration resistant prostate cancer; mHSPC, metastatic hormone sensitive prostate cancer; NDA, new drug application; NHL, non-Hodgkin lymphoma; polyQ, expanded polyglutamine.
•Footnotes in graphic above: a. Includes relapsed/refractory angioimmunoblastic T-cell lymphoma (AITL) and relapsed/refractory mature B cell NHL; b. Prescription Drug User Fee Act (PDUFA) target action date of June 5, 2026; and c. Phase 1/2 combination trials with palbociclib, atirmociclib, abemaciclib, ribociclib, samuraciclib, everolimus.
In addition to the programs above and our early-stage collaborations, including with Pfizer Inc., or Pfizer, and Genentech, Inc. and F. Hoffman-La Roche Ltd., or Genentech, we are conducting exploratory research and development work on multiple other undisclosed targets.
Clinical Stage Programs: ARV-102, ARV-393, ARV-806 and vepdegestrant
ARV-102: Oral PROTAC LRRK2 degrader
ARV-102 is an investigational, orally bioavailable and brain-penetrant investigational PROTAC designed to specifically target and degrade LRRK2, which is a large, multidomain scaffolding kinase with GTPase activity. ARV-102 is our first oral PROTAC protein degrader in development to treat neurodegenerative diseases.
In preclinical studies, ARV-102 has been shown to cross the blood-brain barrier and degrade LRRK2. Unlike traditional small molecule inhibitors, or SMIs, that only block LRRK2’s kinase activity, LRRK2 degraders eliminate pathologic scaffolding function, GTPase activity and the kinase activity of LRRK2 implicated in disease. We believe our LRRK2 degraders are particularly well positioned to be evaluated in two diseases where there are no disease modifying therapies available:
•Parkinson’s Disease, or PD, where increased LRRK2 expression and activity contributes to neurodegeneration and pathogenesis of PD; and
•Progressive Supranuclear Palsy, or PSP, where genetic variations in LRRK2 are associated with PSP progression. Additionally, we have published data associating the tau pathology of PSP with LRRK2-mediated endolysosomal dysfunction.
We are currently conducting an ongoing Phase 1 clinical trial with ARV-102 in patients with PD. We have completed the single ascending dose, or SAD, and multiple ascending dose, or MAD cohorts of the ARV-102 Phase 1 clinical trial in healthy volunteers. We completed enrollment in the SAD cohort of the ARV-102 Phase 1 clinical trial in patients with PD in the second quarter of 2025. We received Clinical Trial Application approval in the Netherlands to initiate a multiple dose cohort of the Phase 1 clinical trial in patients with PD in the second quarter of 2025, and we initiated this multiple dose cohort in the third quarter of 2025.
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
In the clinical trial data presented in the second quarter of 2025, ARV-102 demonstrated substantial reduction of LRRK2 in cerebral spinal fluid, or CSF, with a promising safety/tolerability profile and favorable pharmacodynamic outcomes. Key findings from the clinical trial indicated brain penetration, substantial central and peripheral LRRK2 protein degradation, and signified downstream LRRK2 pathway engagement. The specific data presented at AD/PD™ 2025 are outlined below.

Table o    f Contents
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
In the fourth quarter of 2025, we presented late breaking positive Phase 1 data from our first-in-human clinical trial of ARV-102 in healthy volunteers, and from the SAD cohort of our Phase 1 clinical trial of ARV-102 in patients with PD at the 2025 International Congress of Parkinson’s Disease and Movement Disorders®, or MDS. Data presented at MDS included the following:
Data from the Phase 1 SAD and MAD Clinical Trial in Healthy Volunteers
•Safety: ARV-102 was generally well tolerated at single doses up to 200 mg and multiple daily doses up to 80 mg, with no discontinuations due to adverse events, or AEs, or serious adverse events, or SAEs, observed in the study population.
•Pharmacokinetics: ARV-102 exposure increased in a dose-dependent manner in plasma and CSF, the latter indicating brain penetration.
•Pharmacodynamics: Repeated daily doses of greater than or equal to 20 mg resulted in greater than 90% reductions of LRRK2 protein in peripheral blood mononuclear cells, or PBMCs, and greater than 50% reductions in CSF.
•Pathway Biomarkers: Repeated daily doses of ARV-102 resulted in reduced plasma concentrations of phospho-Rab10T73 and urine concentrations of bis(monoacylglycerol)phosphate, a sensitive biomarker for modulation of the lysosomal pathway downstream of LRRK2.

Table o    f Contents
Interim SAD Data from the Phase 1 Clinical Trial in Patients with PD and CSF Proteomic Data from the Phase 1 Trial in Healthy Volunteers
•Safety: The Phase 1 clinical trial in patients with PD included 15 patients treated with ARV-102 and 4 patients treated with placebo. In the trial, single doses of ARV-102 (50 mg or 200 mg) were well tolerated with only mild treatment-related AEs including headache, diarrhea, and nausea; no SAEs occurred.
•Pharmacokinetics: In patients with PD, ARV-102 exposure increased in a dose-dependent manner in both plasma and CSF, the latter indicating brain penetration.
•Pharmacodynamics: In patients with PD, treatment with ARV-102 resulted in median PBMC LRRK2 protein reductions of 86% with the 50 mg dose and 97% with the 200 mg dose.
•CSF Proteomics: In healthy volunteers treated with ARV-102 at 80 mg once daily for 14 days, unbiased proteomic analyses of CSF showed significant decreases in lysosomal pathway markers and neuroinflammatory microglial markers previously shown to be elevated in patients with PD harboring LRRK2 variants.
We believe these data presented at MDS highlight the potential PROTAC-mediated LRRK2 degradation, which supports the development of ARV-102 in ongoing studies of patients with PD, and potential future studies of patients with PSP.
We plan to present initial data from the multiple dose cohort of the Phase 1 clinical trial of ARV-102 in patients with PD in 2026. Pending regulatory feedback, we plan to initiate a Phase 1b clinical trial of ARV-102 in patients with PSP in the first half of 2026.
ARV-393: Oral PROTAC BCL6 degrader
ARV-393 is an investigational, orally bioavailable PROTAC designed to specifically target and degrade BCL6, a transcriptional repressor and a key regulator of normal B-cell maturation and differentiation processes. Deregulation of BCL6 function (e.g., via chromosomal translocation, mutations) may lead to malignant transformation and development of NHL. During B-cell development, tightly controlled BCL6 protein expression regulates more than 600 genes to facilitate rapid B-cell proliferation and tolerance of somatic hypermutation and gene recombination for antibody generation. Deregulated BCL6 expression is common in B-cell lymphoma and promotes cancer cell survival, proliferation, and genomic instability. We believe that PROTAC-mediated degradation has the potential to address the historically undruggable nature of BCL6 and that ARV-393 PROTAC-mediated degradation of BCL6 may provide an important novel therapeutic option for patients with NHL. Furthermore, we believe current preclinical data suggest that ARV-393 has the potential to be an attractive combination partner for development of novel therapies for lymphoma, including chemo-free combination regimens and/or “all oral” treatment options.
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

Table o    f Contents
•ARV-393 in combination with investigational small molecule inhibitors targeting clinically validated oncogenic drivers of lymphoma, such as BTK (acalabrutinib), BCL2 (venetoclax), or EZH2 (tazemetostat), resulted in superior tumor growth inhibition compared with each agent alone, with tumor regressions in all mice treated with the combinations.
In addition, in the second quarter of 2025, we presented new data from preclinical studies of ARV-393 at the European Hematology Association 2025 Congress in Milan, Italy. In these preclinical studies, ARV-393 demonstrated significant single-agent activity in a patient derived xenograft, or PDX, model of nodal T-follicular helper cell lymphoma, angioimmunoblastic-type, or nTFHL-AI (which is also known and referred to as AITL), and PDX models of transformed follicular lymphoma, or tFL. In addition, in these preclinical studies, in combination with oral SMIs, ARV-393 demonstrated enhanced antitumor activity, including tumor regressions, in cell line-derived xenograft, or CDX, models of high-grade B-cell lymphoma, or HGBCL, and DLBCL. We believe these preclinical data potentially suggest the broad utility of ARV-393 across NHL subtypes with unmet need beyond DLBCL and provide a compelling rationale for considering combination strategies including chemotherapy-free approaches. Key findings from these preclinical studies included:
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
We plan to share preclinical data for ARV-393 in combination with glofitamab, a CD20xCD3 bispecific antibody and an emerging SOC option for DLBCL, in models of aggressive high grade DLBCL in the fourth quarter of 2025 at the American Society of Hematology 2025 annual meeting. We believe ARV-393 has the potential to increase CD20 expression, which provides rationale for the exploration of ARV-393 with CD20-targeted agents and in the context of low or loss of CD20 expression. Further, we believe the totality of our preclinical data provides a compelling rationale to evaluate ARV-393 in combination with bi-specifics, oral pathway inhibitors, and potentially other standards of care, in the larger DLBCL indication. We intend to initiate enrollment in a Phase 1 clinical trial of ARV-393 in combination trial with glofitamab in patients with DLBCL in 2026.
We are currently enrolling a Phase 1 first-in-human clinical trial of ARV-393 in patients with relapsed/refractory NHL. This is an open-label, multicenter, Phase 1 dose escalation study to evaluate the safety, tolerability and preliminary anti-tumor activity of ARV-393 as a single agent in adult patients with relapsed/refractory NHL. We announced that there have been multiple responses in early cohorts in both B- and T-cell lymphomas in the first-in-human Phase 1 clinical trial in patients with NHL. The anticipated effective exposure level has not been achieved, and dose escalation in the trial is ongoing. We believe that the safety profile of ARV-393 supports continuing to dose escalate. We also believe these early data support an emerging, and differentiated, therapeutic benefit of ARV-393. We plan to share updated clinical data from the ongoing Phase 1 clinical trial in patients with NHL at a medical congress in 2026.

Table o    f Contents
ARV-806: Novel PROTAC KRAS G12D degrader
ARV-806 is a novel, investigational PROTAC designed to selectively target and degrade mutant KRAS G12D. KRAS is one of the most frequently mutated human oncogenes and G12D is the most common mutation of the KRAS protein. ARV-806 is designed to target both the ON and OFF forms of KRAS G12D, and has the potential to address high unmet need in solid tumors, such as pancreatic, colorectal and non-small cell lung cancer.
In the preclinical setting, ARV-806 demonstrated high potency and selectivity, with robust antitumor activity through dose-responsive degradation of KRAS G12D in KRAS G12D mutated cancers, including pancreatic and colorectal cancers. ARV-806 bound to both the active and inactive forms of KRAS G12D, achieving potent and durable elimination rather than inhibition of the target in all models tested. In addition, as shown below, in preclinical studies, ARV-806 achieved in vitro potency approximately 25 times greater than KRAS inhibitors and 40 times greater than the leading clinical-stage degrader.
In the fourth quarter of 2025, we presented preclinical data for ARV-806 at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, or the 2025 Triple Meeting, in Boston, Massachusetts. Key highlights from the presentation at the 2025 Triple Meeting include the following:
•In vitro, ARV-806 degraded KRAS G12D with picomolar potency across pancreatic, colorectal, and lung cancer cell lines, but did not induce degradation of wild-type and other mutant rat sarcoma, or RAS, isoforms.
•ARV-806 is differentiated from other KRAS G12D targeting agents in development and we believe has potential to be a best-in-class therapy for KRAS G12D mutated cancers due to:
◦Catalytic activity, which allows it to overcome upregulation, a common mechanism of resistance to inhibitor treatment.
◦Compared with clinical-stage KRAS G12D ON and OFF inhibitors and another clinical-stage G12D degrader, ARV-806 demonstrated:
▪more than 25-fold greater potency in reducing cancer cell proliferation;
▪more than 40-fold higher potency in degrading KRAS G12D protein (versus the comparable clinical-stage G12D degrader); and
▪more than 10-fold lower concentrations required to induce pro-apoptotic BIM (Bcl-2-interacting mediator of cell death, a pro-apoptotic factor) expression.
•Following a single intravenous dose in a colorectal tumor xenograft model, ARV-806 degraded greater than 90% of KRAS G12D for seven days, with parallel suppression of c-MYC (a key driver of cancer cell proliferation) and induction of BIM for greater than or equal to 5 days.
•ARV-806 demonstrated robust efficacy responses at low doses in tumor models including: greater than or equal to 30% tumor volume reductions in pancreatic and colorectal cell line-derived xenograft models and a patient-derived xenograft model of lung cancer.
These data demonstrate sustained pharmacodynamic activity consistent with long-lasting target degradation, which we believe supports intermittent clinical dosing.
In addition, the poster shown at the 2025 Triple Meeting showed that orally bioavailable pan-KRAS degraders have been identified that potently degrade multiple variants of KRAS and spare other RAS isoforms. A tool pan-KRAS PROTAC demonstrated robust single-agent activity and superior combination efficacy with immune checkpoint blockade compared with a pan-RAS ON inhibitor (7 complete responses compared with 2 complete responses).

Table o    f Contents
We filed an investigational new drug application with the FDA for ARV-806 in the first quarter of 2025 and received a safe-to-proceed letter from the FDA in the second quarter of 2025. We initiated enrollment in a Phase 1 clinical trial of ARV-806 in patients with advanced solid tumors harboring KRAS G12D mutations in the second quarter of 2025 and this trial is currently ongoing. We anticipate sharing initial clinical data from this Phase 1 clinical trial in 2026.
Vepdegestrant: Oral PROTAC ER Degrader
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
We, along with Pfizer, have several ongoing clinical trials of vepdegestrant, for which enrollment of patients is complete, which are summarized below.
•VERITAC-2, a Phase 3 clinical trial of vepdegestrant as a monotherapy, targeting metastatic breast cancer previously treated with endocrine based therapy;
•VERITAC, a Phase 2 dose expansion clinical trial of vepdegestrant as a monotherapy, targeting previously treated metastatic breast cancer;
•TACTIVE-K, a Phase 1b/2 clinical trial of vepdegestrant in combination with Pfizer's cyclin-dependent kinase 4, or CDK4, inhibitor, atirmociclib; and
•TACTIVE-U, a Phase 1b/2 clinical trial of vepdegestrant in combination with multiple targeted therapies including abemaciclib, ribociclib or Carrick Therapeutics, Inc.'s, or Carrick, cyclin-dependent kinase 7, or CDK7, inhibitor, samuraciclib.

We, along with Pfizer, also have completed two clinical trials of vepdegestrant:
•TACTIVE-N, a Phase 2 clinical trial of vepdegestrant as a monotherapy in the neoadjuvant setting; and
•TACTIVE-E, a Phase 1 clinical trial of vepdegestrant in combination with everolimus.
VERITAC-2 Clinical Trial, New Drug Application
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
Based on the results from VERITAC-2, in the second quarter of 2025, we and Pfizer submitted a new drug application to the U.S. Food and Drug Administration, or FDA, for vepdegestrant for the treatment of patients with ER+/HER2- ESR1-mutated advanced or metastatic breast cancer previously treated with endocrine-based therapy. This represents the first NDA submitted for a PROTAC. In the third quarter of 2025, we announced that the FDA accepted the NDA for vepdegestrant and assigned a Prescription Drug User Fee Act action date of June 5, 2026.
Clinical Trial Design
The Phase 3 VERITAC-2 clinical trial is a global randomized study evaluating the efficacy and safety of vepdegestrant as a monotherapy compared to fulvestrant in patients with ER+/HER2- advanced or metastatic breast cancer. The trial enrolled 624 patients at sites in 26 countries who had previously received treatment with

Table o    f Contents
a CDK4/6 inhibitor plus endocrine therapy. Patients were randomized to receive either vepdegestrant once daily, orally on a 28-day continuous dosing schedule, or fulvestrant, administered intramuscularly on Days 1 and 15 of Cycle 1 and then on Day 1 of each 28-day cycle starting from Day 1 of Cycle 2. The primary endpoint was progression-free survival, or PFS, in the intent-to-treat, or ITT, and ESR1 mutation populations as determined by blinded independent central review, or BICR. Overall survival, or OS, was the key secondary endpoint.
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
◦The three most common TEAEs observed with vepdegestrant were fatigue (26.6%), increased alanine transaminase (ALT) (14.4%) and increased aspartate aminotransferase (AST) (14.4%).
◦TEAEs leading to treatment discontinuation occurred in 2.9% of patients taking vepdegestrant versus 0.7% of patients taking fulvestrant.
•Other Data Points
◦Additional secondary endpoints include clinical benefit rate, or CBR, and objective response rate, or ORR, and duration of response by BICR. In patients with an ESR1 mutation, CBR was 42.1% with vepdegestrant versus 20.2% with fulvestrant [odds ratio 2.88 (95% CI: 1.57–5.39); nominal P<0.001] and ORR was 18.6% with vepdegestrant versus 4.0% with fulvestrant [odds ratio 5.45 (95% CI: 1.69–22.73); nominal P=0.001]. The median duration of response was not reached.

Table o    f Contents
We believe that, based on these strong data from VERITAC-2, vepdegestrant has the potential to be a best-in-class monotherapy treatment for patients in the second-line ESR1m setting.
As part of our global collaboration with Pfizer, we and Pfizer presented patient reported outcomes, or PRO, data from the VERITAC-2 clinical trial evaluating vepdegestrant versus fulvestrant for previously treated patients with ESR1 mutated- ER+/HER2- advanced breast cancer in the fourth quarter of 2025 at the European Society for Medical Oncology 2025 Congress. In the VERITAC-2 clinical trial, in patients with ESR1-mutated disease, vepdegestrant demonstrated a reduced risk of deterioration compared to fulvestrant which was statistically significant in several PRO domains including overall health status, pain severity, and functioning (including role, cognitive, emotional, and social functioning), and vepdegestrant consistently showed reduced risk of deterioration versus fulvestrant across all PRO domains. These PRO data from the VERITAC-2 clinical trial support the clinical benefit of vepdegestrant in patients with ESR1-mutated, ER+/HER2- advanced or metastatic breast cancer previously treated with endocrine-based therapy.
Other Clinical Trials and Information
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
As part of our global collaboration with Pfizer, we and Pfizer presented results of the TACTIVE-N Phase 2 clinical trial which evaluated neoadjuvant vepdegestrant in postmenopausal women with ER+/HER2– localized breast cancer in the fourth quarter of 2025 at the European Society for Medical Oncology 2025 Congress. The results presented showed that neoadjuvant vepdegestrant demonstrated biological and clinical activity in this treatment-naïve, predominantly ESR1 wild-type population of postmenopausal women with ER+/HER2- localized breast cancer.
We, along with Pfizer, continue market preparations for vepdegestrant in advance of the Prescription Drug User Fee Action date. While we continue to believe that vepdegestrant has the potential to be a best-in-class monotherapy treatment for patients in the second-line ESR1m setting, given our and Pfizer’s decision to remove the two planned Phase 3 combination trials of vepdegestrant from the agreed-upon joint development plan as noted above, we have determined that it is no longer viable for us to build out our commercial infrastructure as we had previously planned. As such, in the third quarter of 2025, we announced that we and Pfizer have agreed to jointly select a third party for the commercialization and potential future development of vepdegestrant.
Preclinical and Other Programs
ARV-027: Oral PROTAC polyQ-AR degrader
ARV-027, is an oral, peripherally restricted investigational PROTAC designed to selectively target and eliminate the polyglutamine-expanded androgen receptor, or polyQ-AR, in skeletal muscle. ARV-027 is a clinical candidate specifically selected for potent in vitro reduction of cytosolic and nuclear polyQ-AR and for favorable skeletal muscle exposure following oral administration.

The polyQ-AR protein is the pathogenic driver of spinal and bulbar muscular atrophy, or SBMA, a rare, X-linked, genetically defined neuromuscular disease caused by a CAG trinucleotide repeat expansion in the androgen receptor, or AR, gene. SBMA leads to progressive muscle weakness, dysphagia, and functional decline, and currently has no approved disease-modifying therapies, representing a significant unmet medical need.

In the fourth quarter of 2025 at the International Congress of the World Muscle Society, we presented new preclinical data demonstrating robust degradation of polyQ-AR in human myotubes derived from SBMA

Table o    f Contents
patient induced pluripotent stem cells. The preclinical ARV-027 data presented also showed dose-dependent degradation of AR in mouse muscle that was sustained for more than 24 hours (single oral dose), and reductions in muscle monomeric polyQ-AR levels between 40-60%, improved muscle grip strength, and restored muscle endurance to wild-type levels in SBMA mouse model.

Pending regulatory feedback, we expect to initiate a first-in-human Phase 1 clinical trial in ARV-027 in healthy volunteers in 2026.
ARV-6723: Oral PROTAC HPK1 degrader
ARV-6723 is an oral investigational PROTAC designed to degrade hematopoietic progenitor kinase 1, or HPK1. ARV-6723 is our first clinical candidate in the immuno-oncology space. Preclinically, ARV-6723 has shown potent, selective HPK1 degradation and strong anti-tumor immune responses with superior tumor control in low- and high- immunogenic tumor models. HPK1 acts as a negative regulator in T-cell signaling. Degrading HPK1 and its scaffolding function has the potential to unleash an immune response with potent anti-tumor effects and minimum off-target toxicity.
We plan to present preclinical data at the Society for Immunotherapy of Cancer annual meeting in the fourth quarter of 2025. In addition, pending regulatory feedback, we plan to initiate a Phase 1 clinical trial of ARV-6723 in patients with advanced solid tumors in 2026.
Bavdegalutamide (ARV-110)
Bavdegalutamide is an investigational orally bioavailable PROTAC protein degrader designed to target and degrade the androgen receptor, or AR, for the treatment of men with metastatic castration resistant prostate cancer. Clinical trials for bavdegalutamide (ARV-110-101 and ARV-110-103) were completed in the second quarter of 2025.
Our Operations
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials and establishing collaborations with third parties and for the manufacture of initial quantities of our product candidates and preparing for commercialization, including by beginning to build a commercial infrastructure. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of assets and equity interests, proceeds from our collaborations and a licensing arrangement, grant funding and debt financing. Since inception through September 30, 2025, we raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests and the exercise of stock options and had received an aggregate of $913.1 million in payments primarily from collaboration partners and a licensing arrangement.
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
In April 2025, we committed to and approved a reduction of our workforce by approximately 33% across all areas of our company, as part of our decision to streamline operations across our organization and enable the efficient progression of our portfolio. The workforce reduction was aimed at reducing internal costs while minimally impacting our targeted clinical stage programs to drive value over the next several years by aligning our operations with long-term program development objectives. The workforce reduction was substantially completed by the end of the second quarter of 2025.
In September 2025, we announced an update on our collaboration with Pfizer and further actions to support value creation by optimizing organizational and cost structures and streamlining operations in advance of multiple anticipated upcoming value inflection points, including: further limiting additional expenditures on the vepdegestrant program to support activities required for commercialization readiness and identification, with Pfizer, of a third party for the commercialization and potential further development of vepdegestrant; reducing

Table o    f Contents
our workforce by an additional 15% to streamline operations, with the most significant reductions being roles related to vepdegestrant commercialization; and proactively managing pipeline cost by seeking strategic business development opportunities and by identifying further efficiencies across the business. The September 2025 workforce reduction is expected to be substantially completed by the first quarter of 2026.
We recognized restructuring charges of $0.7 million related to the two actions noted above, including $11.4 million of cash severance and other one-time employee related termination benefit related to the workforce reductions, partially offset by a reversal of $10.7 million of non-cash stock compensation and bonus expenses. We expect to achieve annual operating cost savings of $100.0 million, on a run-rate basis. Refer to Note 14, Restructuring Activity, in this Quarterly Report on Form 10-Q for further details.
Since inception, we have incurred significant operating losses and, even in light of our workforce reductions and cost optimization decisions, we expect to continue to incur increasing operating losses for at least the next several years. In addition to any additional costs not currently contemplated due to the events associated with or resulting from our workforce reduction, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, potential collaboration revenue, our ability to successfully implement cost avoidance measures and reduce overhead costs and our ability to obtain additional funding. We expect to continue to incur significant expenses associated with: our ongoing and anticipated preclinical and clinical activities, development activities, research activities in oncology, neuroscience and other disease areas, managing our employees and retaining key talent in research, clinical trials, quality and other functional areas, increased expenses incurred with CMOs to supply us with product for our preclinical and clinical studies, and expenses incurred with contract research organizations, or CROs, for the synthesis of compounds in our preclinical development activities, as well as other associated costs including those related to partnering with us on our clinical trial portfolio and the management of our intellectual property portfolio.
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

Table o    f Contents
We and Pfizer share equally (50/50) all development costs for the Licensed Products, subject to certain exceptions. Except for certain regions described below, we will also share equally (50/50) all profits and losses in commercialization and medical affairs activities for the Licensed Products in all other countries, subject to certain exceptions.
Pursuant to the terms of the Vepdegestrant (ARV-471) Collaboration Agreement, we will be the marketing authorization holder and, subject to marketing approval, book sales in the United States, while Pfizer will hold marketing authorizations outside the United States. We will determine with Pfizer which, if any, regions within the world will be solely commercialized by one party, and in such region the parties will adjust their share of all profits and losses for the Licensed Products based on the role each party will be performing.
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
In the third quarter of 2025, we announced that we and Pfizer have agreed to jointly select a third party for the commercialization and potential future development of vepdegestrant.
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
Under the Pfizer Research Collaboration Agreement, Pfizer has designated a number of initial target proteins. For each identified target protein, we and Pfizer will conduct a separate research program pursuant to a research plan. Pfizer may make substitutions for any of the initial target protein candidates, subject to the stage of research for such target protein.
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

Table o    f Contents
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
Under the terms of and as consideration for entering into the Novartis Transaction, we received a one-time, upfront payment in the aggregate amount of $150.0 million from Novartis. Under the Novartis License Agreement, we are also eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory, and commercial milestones for luxdegalutamide (ARV-766) being met, as well as tiered royalties based upon worldwide net sales of luxdegalutamide (ARV-766), subject to reduction under certain circumstances as provided in the Novartis License Agreement. Novartis announced the recent initiation of two Phase 2 combination clinical trials - one in metastatic castration resistant prostate cancer, and the other is metastatic hormone sensitive prostate cancer - which will both identify recommended Phase 3 doses and, we believe, further validate our ability to develop potentially best-in-class protein degraders. During the three months ended September 30, 2025, we recognized as revenue $20.0 million upon the achievement of a development milestone pursuant to the terms of the Novartis License Agreement.
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

Table o    f Contents
November 2017 through an Amended and Restated Option, License and Collaboration Agreement, which we refer to as the Restated Genentech Agreement.
Under the Restated Genentech Agreement, Genentech had the right to designate up to ten target proteins for further discovery and research utilizing our PROTAC platform technology and also had the right to remove a target protein from the collaboration and substitute a different target protein that was not an excluded target protein at any time prior to us commencing research on such target protein or in certain circumstances following commencement of research by us. The research phase of the collaboration with Genentech has ended. Genentech is no longer able to nominate new target proteins into the collaboration, and there are no active targets in the collaboration for which we were conducting research activities.
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

Table o    f Contents
We typically use our employee and infrastructure resources across our development programs, and as such, do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Program-specific external expense:
Vepdegestrant (ARV-471) (*)	14.2	19.6	53.4	63.8
ARV-102	5.0	4.5	15.3	7.5
ARV-806	5.1	0.8	7.7	1.1
ARV-393	2.6	1.7	7.7	4.6
Bavdegalutamide (ARV-110)	0.3	2.7	2.3	6.8
Luxdegalutamide (ARV-766)	—	4.7	—	17.9
Other programs	0.3	—	2.8	—
Total program-specific external expense	27.5	34.0	89.2	101.7
Non program-specific external expense	12.8	13.7	37.9	43.4
Unallocated internal expense
Compensation and related personnel expense (including stock-based compensation)	21.6	35.8	88.6	110.4
Other research and development expense	2.8	3.4	8.4	9.4
Total unallocated internal expense	24.4	39.2	97.0	119.8
Total research and development expense	$64.7	$86.9	$224.1	$264.9
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

Table o    f Contents
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

Table o    f Contents
As of September 30, 2025, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc.
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

Table o    f Contents
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2025	2024	$ change	2025	2024	$ change
Revenue	$41.9	$102.4	$(60.5)	$253.1	$204.2	$48.9
Research and development expenses	(64.7)	(86.9)	22.2	(224.1)	(264.9)	40.8
General and administrative expenses	(21.0)	(75.8)	54.8	(72.9)	(131.3)	58.4
Other income	9.0	11.7	(2.7)	30.6	39.2	(8.6)
Income tax expense	(0.3)	(0.6)	0.3	(0.1)	(1.0)	0.9
Net loss	$(35.1)	$(49.2)	$14.1	$(13.4)	$(153.8)	$140.4
Reconciliation of GAAP and Non-GAAP Information

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Research and development reconciliation
GAAP research and development expenses	$64.7	$86.9	$224.1	$264.9
Less: restructuring expense	0.4	—	1.0	—
Less: stock-based compensation expense (*)	7.4	13.7	27.4	36.8
Non-GAAP research and development expenses	$56.9	$73.2	$195.7	$228.1
General and administrative reconciliation
GAAP general and administrative expenses	$21.0	$75.8	$72.9	$131.3
Less: restructuring expense	(0.6)	—	(0.3)	—
Less: stock-based compensation expense (*)	7.0	11.0	17.3	28.2
Non-GAAP general and administrative expenses	$14.6	$64.8	$55.9	$103.1
(*)    Excludes restructuring related stock-based compensation. See Note 14, Restructuring Activity, to the unaudited condensed consolidated financial statements for further details.
Revenue

Revenue for the three months ended September 30, 2025 totaled $41.9 million, compared to $102.4 million for the three months ended September 30, 2024. The decrease of $60.5 million was primarily due to $76.7 million of decreased revenue from the Novartis License Agreement and the Novartis Asset Agreement, both of which were entered into during the three months ended June 30, 2024 and were completed by December 31, 2024 as the technology transfer of our ongoing and planned clinical trials of luxdegalutamide (ARV-766) were transitioned to Novartis. Revenue from the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer decreased by $3.1 million and revenue from the Bayer Collaboration Agreement decreased by $0.5 million as a result of the termination of the Bayer Collaboration Agreement in August 2024. The overall decrease was offset by the recognition of $20.0 million for achievement of a development milestone pursuant to the terms of the Novartis License Agreement.

Table o    f Contents
Revenue for the nine months ended September 30, 2025 totaled $253.1 million, compared to $204.2 million for the nine months ended September 30, 2024. The increase of $48.9 million was primarily due to an increase in revenue from the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer of $157.9 million related primarily to changes in total program cost estimates resulting from the removal of the first-line Phase 3 combination trial with Pfizer’s novel investigational CDK4 inhibitor, atirmociclib, and the removal of the second-line Phase 3 combination trial with a CDK4/6 inhibitor from the development plan and the recognition of $20.0 million for achievement of a development milestone pursuant to the terms of the Novartis License Agreement, offset by a decrease of $122.1 million of revenue from the Novartis License Agreement and the Novartis Asset Agreement as we completed the technology transfer of our ongoing and planned clinical trials of luxdegalutamide (ARV-766) to Novartis in 2024, a decrease of $3.0 million of revenue from the Pfizer Research Collaboration Agreement due to changes in estimates of the performance period duration under the agreement resulting from updated research timelines and a decrease of $3.8 million in revenue from the Bayer Collaboration Agreement as a result of the termination of the Bayer Collaboration Agreement in August 2024.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2025 totaled $64.7 million, compared to $86.9 million for the three months ended September 30, 2024. The decrease of $22.2 million was primarily due to a decrease in external expenses of $7.4 million and a decrease in compensation and related personnel expenses of $14.2 million, which are not allocated by program. External expenses include (i) program-specific expenses, which decreased by $6.5 million, primarily driven by decreases in our vepdegestrant (ARV-471), luxdegalutamide (ARV-766) and bavdegalutamide (ARV-110) programs of $5.4 million, $4.7 million and $2.4 million, respectively, partially offset by increases in our ARV-806 and ARV-393 programs of $4.3 million and $0.9 million, respectively, and (ii) our non-program specific expenses, which decreased by $0.9 million.
Non-GAAP research and development expenses for the three months ended September 30, 2025 totaled $56.9 million, compared to $73.2 million for the three months ended September 30, 2024, excluding $0.4 million of restructuring expense for the three months ended September 30, 2025, and $7.4 million and $13.7 million of non-cash stock-based compensation expense for the three months ended September 30, 2025 and 2024, respectively. We define non-GAAP research and development expenses as GAAP research and development expenses excluding restructuring and stock-based compensation expense.
Research and development expenses for the nine months ended September 30, 2025 totaled $224.1 million, compared to $264.9 million for the nine months ended September 30, 2024. The decrease of $40.8 million was primarily due to a decrease in external expenses of $18.0 million and a decrease in compensation and related personnel expenses of $21.8 million, which are not allocated by program. External expenses include (i) program-specific expenses, which decreased by $12.5 million, primarily driven by decreases in our luxdegalutamide (ARV-766), vepdegestrant (ARV-471) and bavdegalutamide (ARV-110) programs of $17.9 million, $10.4 million and $4.5 million, respectively, partially offset by increases in our ARV-102, ARV-806, ARV-393 and other programs of $7.8 million, $6.6 million, $3.1 million and $2.8 million, respectively, and (ii) our non-program specific expenses, which decreased by $5.5 million.
Non-GAAP research and development expenses for the nine months ended September 30, 2025 totaled $195.7 million, compared to $228.1 million for the nine months ended September 30, 2024, excluding $1.0 million of restructuring expense for the nine months ended September 30, 2025, and $27.4 million and $36.8 million of non-cash stock-based compensation expense for the nine months ended September 30, 2025 and 2024, respectively. We define non-GAAP research and development expenses as GAAP research and development expenses excluding restructuring and stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses totaled $21.0 million for the three months ended September 30, 2025, compared to $75.8 million for the three months ended September 30, 2024. The decrease of $54.8 million was primarily due to a loss on the termination of our laboratory and office space lease with 101 College Street LLC in August 2024 of $43.4 million, a decrease in personnel and infrastructure related costs of $7.3 million, professional fees of $3.6 million and a decrease in costs related to developing our commercial operations of $0.8 million.

Table o    f Contents
Non-GAAP general and administrative expenses for the three months ended September 30, 2025 totaled $14.6 million, compared to $64.8 million for the three months ended September 30, 2024, excluding $0.6 million of restructuring related reversal of previously recognized expense for the three months ended September 30, 2025, and $7.0 million and $11.0 million of non-cash stock-based compensation expense for the three months ended September 30, 2025 and 2024, respectively. We define non-GAAP general and administrative expenses as GAAP general and administrative expenses excluding restructuring and stock-based compensation expense.
General and administrative expenses totaled $72.9 million for the nine months ended September 30, 2025, compared to $131.3 million for the nine months ended September 30, 2024. The decrease of $58.4 million was primarily due to a loss on the termination of our laboratory and office space lease with 101 College Street LLC in August 2024 of $43.4 million, decrease in personnel and infrastructure related costs of $14.5 million and a decrease in professional fees of $3.4 million, partially offset by an increase in costs related to developing our commercial operations of $2.5 million.
Non-GAAP general and administrative expenses for the nine months ended September 30, 2025 totaled $55.9 million, compared to $103.1 million for the nine months ended September 30, 2024, excluding $0.3 million of restructuring related reversal of previously recognized expense for the nine months ended September 30, 2025, and $17.3 million and $28.2 million of non-cash stock-based compensation expense for the nine months ended September 30, 2025 and 2024, respectively. We define non-GAAP general and administrative expenses as GAAP general and administrative expenses excluding restructuring and stock-based compensation expense.
Other Income
Other income totaled $9.0 million for the three months ended September 30, 2025, compared to $11.7 million for the three months ended September 30, 2024. The decrease of $2.7 million was primarily due to a decrease in interest income on our marketable securities of $5.2 million, offset by a loss on the disposal of fixed assets of $2.5 million related the termination of our laboratory and office space lease with 101 College Street LLC in August 2024.
Other income totaled $30.6 million for the nine months ended September 30, 2025, compared to $39.2 million for the nine months ended September 30, 2024. The decrease of $8.6 million was primarily due to a decrease in interest income of $10.9 million on our marketable securities, offset by a loss on the disposal of fixed assets of $2.5 million related the termination of our laboratory and office space lease with 101 College Street LLC in August 2024.
Income Tax
Income tax expense totaled $0.3 million for the three months ended September 30, 2025, compared to an income tax expense of $0.6 million for the three months ended September 30, 2024. The current and prior income tax totals were driven by the effect of equity compensation and the valuation allowance recorded against the full amount of our net deferred tax assets.
Income tax expense totaled $0.1 million for the nine months ended September 30, 2025, compared to an income tax expense of $1.0 million for the nine months ended September 30, 2024. The current and prior year income tax totals were driven by the effect of equity compensation and the valuation allowance recorded against the full amount of our net deferred tax assets.
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

Table o    f Contents
to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures and not rely on any single financial measure to evaluate our business.
Liquidity and Capital Resources
Overview
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sales of assets and equity interests, proceeds from our collaborations and a license arrangement, grant funding and debt financing. Since inception through September 30, 2025, we had received an aggregate of $913.1 million in payments from collaboration partners and a licensing arrangement, grant funding and forgivable and partially forgivable loans from the State of Connecticut, and raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests, and the exercise of stock options, including:
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
In November 2023, we amended and restated the Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., pursuant to which we may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market" offerings. During the nine months ended September 30, 2025, no shares were issued under the amended and restated agreement.
Cash Flows
Our cash, cash equivalents, and marketable securities totaled $787.6 million and $1.0 billion as of September 30, 2025 and December 31, 2024, respectively. We had an outstanding loan balance of $0.6 million and $0.8 million as of September 30, 2025 and December 31, 2024, respectively.

Table o    f Contents
The following table summarizes our sources and uses of cash for the period presented:

	For the Nine Months Ended September 30,
(dollars in millions)	2025	2024	$ change
Net cash used in operating activities	$(243.4)	$(175.2)	$(68.2)
Net cash provided by (used in) investing activities	261.8	(64.2)	326.0
Net cash (used in) provided by financing activities	(17.4)	7.4	(24.8)
Net increase (decrease) in cash and cash equivalents	$1.0	$(232.0)	$233.0
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 increased by $68.2 million, compared with the nine months ended September 30, 2024, primarily due to a decrease in deferred revenue of $187.6 million, driven by changes in total Vepdegestrant (ARV-471) Collaboration Agreement program cost estimates resulting from the removal of two Phase 3 combination trials from the development plan, a decrease in non-cash charges of $25.8 million, as well as an increase in accounts receivable of $7.3 million, partially offset by a decrease in our net loss of $140.4 million, changes in prepaid expenses and other assets of $8.7 million and collaboration contract asset of $3.0 million which was recognized during the nine months ended September 30, 2024. The change in non-cash charges was primarily due to a decrease in stock-based compensation of $29.4 million, partially offset by net accretion of bond discounts/premiums of $6.7 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2025 increased by $326.0 million, compared with the nine months ended September 30, 2024, primarily due to a net increase in maturities over a net decrease in purchases of marketable securities of $326.3 million.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 decreased by $24.8 million, compared with the nine months ended September 30, 2024, primarily due to repurchases of common shares of $17.8 million, including commissions and excise tax, under our share repurchase plan and a decrease in proceeds from the exercise of stock options and issuance of ESPP shares of $7.2 million.
Share Repurchase Activities
On September 17, 2025, we announced that our board of directors authorized and approved a share repurchase program for the repurchase of up to $100.0 million of the currently outstanding shares of our common stock. Share repurchases under the share repurchase program may be made from time to time through a variety of methods, which may include open market purchases, privately negotiated block trades, accelerated share repurchases, other privately negotiated transactions or any combination of these methods. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The share repurchase program is funded using our working capital. The share repurchase program has no time limit and can be modified, suspended or discontinued at any time without prior notice.
As of September 30, 2025, we have utilized approximately $20.2 million to repurchase shares of our outstanding common stock pursuant to our authorized share repurchase program.
Funding Requirements
Since our inception, we have incurred significant operating losses. Even following our workforce reductions, where we have recognized and expect to recognize cost savings, and other cost optimization

Table o    f Contents
decisions, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates.
Specifically, we anticipate that our expenses will increase substantially if and as we:
•continue our ongoing and planned clinical trials of our product candidates, including ARV-102, our PROTAC protein degrader designed to target the LRRK2 protein, ARV-393, our PROTAC protein degrader designed to target the BCL6 protein, ARV-806, our PROTAC protein degrader designed to target KRAS G12D for mutated cancers, and vepdegestrant, for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer;
•progress our preclinical programs, including ARV-027 and ARV-6723;
•progress additional PROTAC protein degrader programs into IND- or CTA-enabling studies;
•apply our PROTAC Discovery Engine to advance additional product candidates into preclinical and clinical development;
•expand the capabilities of our PROTAC Discovery Engine;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•utilize our share repurchase program;
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
We had cash, cash equivalents and marketable securities totaling approximately $787.6 million as of September 30, 2025. We believe that our cash, cash equivalents and marketable securities as of September 30, 2025 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, scope, costs and results of our ongoing and planned clinical trials of ARV-102, ARV-393, ARV-806 and vepdegestrant;
•the progress, scope, costs and results of preclinical and clinical development for our other product candidates and development programs, including ARV-027 and ARV-6723;
•the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurodegenerative research programs;
•our utilization of our share repurchase program;
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

Table o    f Contents
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
Borrowings
In June 2018, we entered into an additional assistance agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of September 30, 2025, $0.6 million remains outstanding under the 2018 Assistance Agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and marketable securities. Interest income earned on these assets totaled $31.0 million and $41.9 million for the nine months ended September 30, 2025 and 2024, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of September 30, 2025, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Our outstanding debt totaled $0.6 million and $0.8 million as of September 30, 2025 and December 31, 2024, respectively, and carries a fixed interest rate of 3.25% per annum.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our

Table o    f Contents
disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table o    f Contents
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
New Risk Factors
In addition to the risks included in our Annual Report on Form 10-K for the year ended December 31, 2024, the following risks may also affect our business:
Our cost savings plan and the associated workforce reductions implemented in April 2025 and September 2025 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
In April 2025, we committed to and approved a reduction in our workforce by approximately 33% across all areas of our company, as part of our decision to streamline operations across the organization and enable the efficient progression of our portfolio. In addition, in September 2025, we announced further reductions to our workforce by an additional 15% to streamline operations, with the most significant reductions being roles related to vepdegestrant commercialization. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our cost savings plan and associated workforce reductions due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from our cost savings plan and associated workforce reductions, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, including conducting clinical trials and potentially commercializing our product candidates, including vepdegestrant, which could affect our ability to generate product revenue. In addition, our reductions in workforce could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing, if approved, our product candidates, including ARV-102, ARV-393, ARV-806 and vepdegestrant, in the future.
Disruptions at the U.S. Food and Drug Administration, or FDA, and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other

Table o    f Contents
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
For example, the loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's Executive Order, or E.O., 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and reduction in force, or RIF, across the Department of HHS of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.
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

Table o    f Contents
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
For example, the federal government shut down on October 1, 2025, and as of November 5, 2025, it has not reopened. On October 1, 2025, the FDA issued a public notice stating that agency operations would continue to the extent permitted by law, such as activities necessary to address imminent threats to the safety of human life and activities funded by carryover user fee funds. At the same time, the FDA declared that, during the shutdown period, it does not have legal authority to accept user fees assessed for fiscal year 2026 until a fiscal year 2026 appropriation or continuing resolution for the FDA is enacted. As a result, the FDA will not be able to accept any regulatory submissions for fiscal year 2026 that require a fee payment and that are submitted during the lapse period.
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
Though we may repurchase shares of our common stock pursuant to our share repurchase program, we are not obligated to do so and if we do, we may purchase only a limited number of shares of our common stock.
In September 2025, we announced a share repurchase program under which we are authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock. Though in September 2025 we repurchased 2,560,030 shares of our common stock, we are not obligated to acquire any shares of our common stock, and holders of our common stock should not rely on the share repurchase program to increase their liquidity. Our utilization of the share repurchase program depends upon a variety of factors, including the trading price of our common stock, liquidity, securities laws restrictions, tax and other regulatory restrictions, alternative uses of capital, and market and economic conditions. Any share repurchase would be through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws and regulatory limitations. We may reduce or eliminate our share repurchase program in the future. The reduction or elimination of our share repurchase program, particularly if we do not repurchase the full number of shares authorized under the program, could adversely affect the market price of our common stock.
Amended Risk Factors
The risks listed below, which were included in our Annual Report on Form 10-K for the year ended December 31, 2024, are replaced in their entirety by the following.

Table o    f Contents
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
Our ability to achieve profitability also depends on our ability to manage our expenses. For example, in April 2025, we committed to and approved a reduction in our workforce by approximately 33% across all areas of our company, as part of our decision to streamline operations across the organization and enable the efficient progression of our portfolio, which workforce reduction was substantially completed by the end of the second quarter of 2025. In addition, in September 2025, we committed to and approved an additional reduction in our workforce of approximately 15% to streamline operations, with the most significant reductions being roles related to vepdegestrant commercialization, which workforce reduction is expected to be substantially completed by the first quarter of 2026. Additionally, the workforce reductions could impact our operations, which could affect our ability to generate future revenue.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In addition to any additional costs not currently contemplated due to events associated with or resulting from the workforce reduction noted above, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, on product revenue, if any, collaboration revenue, if any, and our ability to obtain additional funding. We expect to continue to incur significant expenses and anticipate that our expenses will increase substantially if and as we:
•continue our ongoing and planned clinical trials of our product candidates, including ARV-102, our PROTAC protein degrader designed to target the LRRK2 protein, ARV-393, our PROTAC protein degrader designed to target the BCL6 protein, ARV-806, our PROTAC protein degrader designed to target KRAS G12D for mutated cancers, and vepdegestrant, for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer;
•progress our preclinical programs, including ARV-027 and ARV-6723;
•progress additional PROTAC protein degrader programs into IND- or CTA-enabling studies;
•apply our PROTAC Discovery Engine to advance additional product candidates into preclinical and clinical development;
•expand the capabilities of our PROTAC Discovery Engine;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•utilize our share repurchase program;
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

Table o    f Contents
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
We expect our expenses to continue to increase substantially in connection with our ongoing activities, particularly as we continue our ongoing and initiate our planned clinical trials of our product candidates, including ARV-102, ARV-393, ARV-102, ARV-806 and vepdegestrant, advance our other oncology programs and neurodegenerative programs and other preclinical programs, including ARV-027 and ARV-6723, continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We continue to incur significant costs associated with operating as a public company. In addition, we will incur certain costs in connection with our reductions in workforce, and may incur additional costs not currently contemplated due to events associated with or resulting from the reductions in workforce and the charge that we expect to incur in connection with the workforce reductions is an estimate and subject to a number of assumptions, and actual results may differ materially. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms or not at all, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We had cash, cash equivalents and marketable securities totaling approximately $787.6 million as of September 30, 2025. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2025 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, scope, costs and results of our ongoing and planned clinical trials of ARV-102, ARV-393, ARV-806 and vepdegestrant;
•the progress, scope, costs and results of preclinical and clinical development for our other product candidates and development programs, including ARV-027 and ARV-6723;
•the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurodegenerative research programs;
•the success of our collaborations, including with Pfizer and Genentech;
•our utilization of our share repurchase program;
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

Table o    f Contents
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
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, though we have since out-licensed JSC462 (previously luxdegalutamide (ARV-766) to Novartis and completed our clinical trials for bavdegalutamide, in 2023, we announced that we planned to prioritize the initiation of a Phase 3 clinical trial with luxdegalutamide (ARV-766) in metastatic castration resistant prostate cancer instead of the previously planned Phase 3 clinical trial for bavdegalutamide. In addition, in September 2025, we announced that, with Pfizer, we have agreed to jointly select a third party for the commercialization and potential further development of vepdegestrant. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, our April 2025 and September 2025 workforce reductions may cause us to reprioritize our portfolio and evaluate future strategic decisions.
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
Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. Although we have employment agreements with each of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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

Table o    f Contents
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
Our April 2025 and September 2025 workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. In addition, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees.
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

Table o    f Contents
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
We did not issue any securities that were not registered under the Securities Act during the three months ended September 30, 2025.
Share Repurchases
The following table provides information about purchases by us during the three months ended September 30, 2025 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (millions)
September 1, 2025 - September 30, 2025	2,560,030	$7.91	2,560,030	$79.8
(1)     We repurchased an aggregate of 2,560,030 shares of our common stock pursuant to the repurchase program that we publicly announced on September 17, 2025, or the Program.
(2) In September 2025, our board of directors approved the repurchase by us of shares of our common stock having a value of up to $100.0 million in the aggregate. Share repurchases under the Program may be made from time to time through a variety of methods, which may include open market purchases, privately negotiated block trades, accelerated share repurchases, other privately negotiated transactions or any combination of these methods. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The Program is funded using our working capital. The Program has no time limit and can be modified, suspended or discontinued at any time without prior notice. Repurchased shares are recorded as treasury stock, at cost, and are eligible to be reissued under our stock plans and for other corporate purposes.
Item 5. Other Information
Director and Officer Trading Arrangements
From time to time, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act), engage in open-market transactions with respect to our securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.
Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in

Table o    f Contents
our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report on Form 10-Q.
Amended and Restated Employment Agreements
On November 4, 2025, we entered into amended and restated employment agreements with each of Angela Cacace, Ph.D., our Chief Scientific Officer, and Randy Teel, Ph.D., our Chief Business Officer. Each of Dr. Cacace and Dr. Teel is a named executive officer in our definitive proxy statement for our 2025 annual meeting of stockholders filed with the SEC on April 29, 2025, or our 2025 Proxy.
The original employment agreements with each of Dr. Cacace and Dr. Teel were each entered into with us on January 2, 2019. The employment agreements for Dr. Cacace and Dr. Teel were amended and restated primarily so that the agreements would appropriately reflect the current title and level of compensation of each of Dr. Teel and Dr. Cacace, each as previously reported and detailed in our 2025 Proxy, in addition to certain other non-material updates.

Table o    f Contents
Item 6. Exhibits.

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on October 1, 2018).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on June 21, 2023).

10.1*+	Amended and Restated Employment Agreement, dated November 4, 2025, by and between the Registrant and Angela Cacace, Ph.D.

10.2*+	Amended and Restated Employment Agreement, dated November 4, 2025, by and between the Registrant and Randy Teel, Ph.D.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.00	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
__________________________________________________
*    Filed herewith.
**    Furnished herewith.
+    Management contract or compensatory plan or arrangement

Table o    f Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arvinas, Inc.

Date: November 5, 2025	By:	/s/ John Houston, Ph.D.
John Houston, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 5, 2025	By:	/s/ David K. Loomis
David K. Loomis
Vice President and Chief Accounting Officer (Principal Accounting Officer)