Form 10-K
period 2025-12-31
ARVINAS, INC.
filed 2026-02-24
CIK 1655759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $469.0 million, based on the closing price of the registrant’s Common Stock on such date. The number of shares of registrant’s Common Stock, $0.001 par value per share, outstanding as of February 20, 2026 was 63,960,997.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:
•the initiation, timing, progress and results of our current and/or future clinical trials of ARV-102, ARV-806, ARV-393 and ARV-027, including statements regarding the period during which the results of the clinical trials will become available or the forum in which we will present such results;
•the initiation, timing, progress and results of our current preclinical studies and any future preclinical studies or clinical trials of our other programs, including ARV-6723 and our pan-KRAS degrader, including statements regarding the period during which the results of preclinical studies or clinical trials will become available or the forum in which we will present such results;
•our belief, based on data from our preclinical studies and clinical trials, that PROTAC protein degraders may have distinct advantages over traditional small molecule inhibitors, antibodies and gene-based medicines;
•our belief that PROTAC degraders offer distinct advantages that enable perturbation of protein targets traditionally considered undruggable by conventional therapeutics;
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
•our belief that and the extent to which our targeted protein degradation approach may provide distinct advantages over existing therapies and address a broad range of targets, including historically undruggable proteins, in areas of significant unmet need;
•the potential achievement of milestones and receipt of payments under our collaborations, including our collaboration with Pfizer Inc. entered into in July 2021;
•the potential receipt of payments based on the achievement of milestones related to luxdegalutamide (ARV-766) and future royalties under our license agreement with Novartis Pharma AG;
•favorable clinical trial results in our ongoing oncology and neurology programs providing further validation of our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins;
•our belief that our leucine-rich repeat kinase 2 ("LRRK2") degraders are particularly well positioned to be evaluated in neurodegenerative diseases where there are currently no disease modifying therapies available, including Parkinson's disease ("PD") and progressive supranuclear palsy ("PSP");

•our belief that the data from our preclinical studies of ARV-102 further support the potential of PROTAC-induced LRRK2 degradation as a treatment for patients with neurodegenerative disease;
•our belief that ARV-806 has the potential to address high unmet need in solid tumors, such as pancreatic, colorectal and non-small cell lung cancer ("NSCLC"), with KRAS G12D mutation;
•our belief that ARV-806 has the potential to be developed as a monotherapy and in combination with chemotherapy in pancreatic ductal adenocarcinoma and in combination with standard of care ("SOC") treatments in colorectal and non-small cell lung cancer;
•our belief that preclinical data for ARV-806 supports intermittent clinical dosing;
•our belief that PROTAC-mediated degradation has the potential to address the historically undruggable nature of the B-cell lymphoma 6 protein ("BCL6") and that ARV-393 PROTAC-mediated degradation of BCL6 may provide an important novel therapeutic option for patients with non-Hodgkin lymphoma;
•our belief that ARV-393 can be an attractive combination partner for development of novel therapies for lymphoma, including chemo-free combination regimens and/or “all oral” treatment options;
•our belief that the totality of our preclinical data for ARV-393 provides a compelling rationale to evaluate ARV-393 in combination with bi-specifics, oral pathway inhibitors, and potentially other standards of care, in the larger diffuse large B-cell lymphoma indication;
•our belief that vepdegestrant has the potential to be a best-in-class monotherapy treatment for advanced/metastatic breast cancer patients in the second-line estrogen receptor 1 mutant setting;
•the potential receipt of revenue from future sales of our product candidates;
•the rate and degree of market acceptance and clinical utility of our product candidates;
•our estimates regarding the potential market opportunity for our product candidates;
•our ability to manage the transition of a new chief executive officer;
•our commercialization plans, and sales, marketing and distribution capabilities and strategy;
•our ability to establish and maintain arrangements for manufacture and testing of our product candidates;
•our ability to enter into additional collaborations with third parties;
•our intellectual property position;
•our plans with respect to our strategy;
•our estimates regarding expenses, future revenues, capital requirements and needs for additional financing, and statements regarding our cash, cash equivalents and marketable securities, including their sufficiency to fund planned operating expenses and capital expenditure requirements into the second half of 2028;
•our belief that the One Big Beautiful Bill Act,is not expected to have a material impact on our business or financial condition;
•our belief that there are not currently any risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us;
•our belief that our facilities are sufficient to meet our current needs and that suitable additional or alternative space will be available as and when needed on commercially reasonable terms for any future growth;
•our belief that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance;
•the impact of government laws and regulations; and
•our competitive position.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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
Risk Factor Summary
Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include the following:
•We have incurred significant losses since our inception. We expect to incur expenses and operating losses over at least the next several years and may never achieve or maintain profitability. Our net losses totaled $80.8 million, $198.9 million and $367.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
•We do not have any product candidates that have been approved for commercialization. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
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
•We have an ongoing collaboration with Pfizer related to vepdegestrant, but have announced that we and Pfizer have agreed to jointly select a third party for the commercialization and potential future development of vepdegestrant. If our collaboration with Pfizer or another party is not successful, we may not be able to capitalize on the market potential of vepdegestrant.
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
•We rely on third-party CMOs or CDMOs for the manufacture and testing of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
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

•Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and our failure or the failure of our collaborators,CROs, CDMOs, contractors, consultants and other third parties to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
•Our future success depends on our ability to retain key employees, consultants and advisors and to attract, train, retain and motivate qualified personnel.
•Our internal computer systems and those of our collaborators, CROs, CDMOs, contractors, consultants and other third parties are vulnerable to cyber attacks, cyber intrusions and security breaches, which could not only materially disrupt our business operations and result in the loss of confidential information, but also damage the integrity of our clinical trials, impact our regulatory filings, compromise our ability to protect our intellectual property, and subject us to regulatory actions that could result in significant fines or other penalties.
•The price of our common stock is volatile and may fluctuate substantially, which could result in the loss of all or part of our stockholders’ investment.

PART I
Item 1. Business.
Overview
We are a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases. Through our PROteolysis TArgeting Chimera, or PROTAC, protein degradation platform, we are pioneering the development of a new class of therapeutics designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We have designed and optimized our proprietary PROTAC Discovery Engine for the discovery of PROTAC therapeutics to address diseases caused by abnormal proteins or aberrant protein expression. We believe that our targeted protein degradation approach is a novel therapeutic modality that may provide distinct advantages over existing therapies and address a broad range of targets, including historically undruggable proteins, in areas of significant unmet need.

In the past five years, seven of the programs developed using our PROTAC protein degradation platform have progressed to clinical trials in oncology and neurology indications after demonstrating potent and selective protein degradation in our preclinical studies. The U.S. Food and Drug Administration, or FDA, has accepted our New Drug Application, or NDA, for vepdegestrant, our most advanced product candidate from the platform, for the treatment of patients with estrogen receptor-positive (ER+)/human epidermal growth factor receptor 2-negative (HER2-), or ER+/HER2-, estrogen receptor 1, or ESR1,-mutated advanced or metastatic breast cancer who have previously received endocrine-based therapy, and has assigned a Prescription Drug User Fee Act, or PDUFA, action date of June 5, 2026. We believe favorable clinical trial results in our ongoing oncology and neurology programs would further validate our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins.
We are currently progressing the following product candidates through clinical development programs:
•ARV-102, targeting the leucine-rich repeat kinase 2, or LRRK2, protein for the treatment of neurodegenerative diseases, including Parkinson's disease, or PD, and progressive supranuclear palsy, or PSP;
•ARV-806, targeting Kirsten rat sarcoma, or KRAS, -G12D protein for cancers with the G12D mutation, including pancreatic, colorectal and non-small cell lung cancer;
•ARV-393, targeting the B-cell lymphoma 6, or BCL6, protein for the treatment of relapsed/refractory non-Hodgkin lymphoma, or NHL;
•ARV-027, targeting the polyglutamine-expanded androgen receptor, or polyQ-AR, in skeletal muscle; and
•vepdegestrant, targeting the estrogen receptor, or ER, for the treatment of locally advanced or metastatic ER+/HER2- breast cancer.
We are also advancing several preclinical candidates through early stage development, in a broad range of intracellular disease targets, including proteins that currently cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” or under-drugged targets. These preclinical candidates include ARV-6723 targeting hematopoietic progenitor kinase 1, or HPK1, and a pan-KRAS degrader targeting multiple variants of KRAS while sparing other RAS isoforms.
In addition to the programs above and our early-stage collaborations, including with Pfizer, Inc., or Pfizer, and Genentech, Inc. and F. Hoffman-La Roche Ltd., or Genentech, we are conducting exploratory research and development work on multiple other undisclosed targets.
Our Strategy
Our mission is to improve the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development, and commercialization of novel protein degraders.

    We are currently developing PROTAC degraders to address targets within oncology and neurology, and we believe there is the potential for applicability in other therapeutic areas as well. The key elements of our strategy are to:

•Advance our current oncology and neurology pipeline through anticipated data milestones to evaluate safety, efficacy, and biological activity, with the objective of demonstrating therapeutic differentiation to existing therapies. These clinical data will inform development priorities, resource allocation, and subsequent clinical and regulatory strategies.
•Create medicines using new therapeutic modalities that have potential benefits over current modalities. We aim to develop therapies with the potential to deliver meaningful benefits relative to traditional small molecule inhibitors, or SMIs, antibodies, and gene-based medicines.
•Utilize our PROTAC Discovery Engine to expand our pipeline with a focus on historically undruggable and difficult-to-drug targets. This approach is designed to leverage targeted protein degraders to address disease biology that may not be amenable to traditional small-molecule or biologic approaches.
•Selectively collaborate to realize the full value of our pipeline and platform. As our preclinical and clinical programs advance, we continue to assess opportunities where a partner may be able to accelerate any such program's development, enhance such program's probability of success, or expand such program's commercial potential.
•Expand the capabilities of our PROTAC Discovery Engine and the breadth of our intellectual property portfolio to support the discovery and optimization of next-generation targeted protein degraders. We seek to broaden and strengthen our intellectual property portfolio to protect platform innovations, novel targets, and product candidates, supporting long-term value creation.
Our Focus - PROTAC Degradation and its Potential Benefits
Our disciplined target selection and proprietary discovery platform aim to enable the rational design of innovative degrader medicines across major protein classes. We focus on potential first- and best-in-class target opportunities in areas of high unmet need, particularly where we believe targeted protein degradation, or TPD, may offer the most effective or only path to potentially meaningful clinical outcomes. This includes addressing genetically defined targets or those under-drugged targets that are key regulatory points within pathways that are clinically validated targets, such as transcription factors and scaffolding proteins. With our integrated capabilities we aim to accelerate discovery of TPD therapeutics, translating biological insight into efficient drug design.
Areas of Unmet Need and PROTAC Capabilities

We are seeking to address areas of significant unmet need for patients, including neurology and oncology, with PROTAC targeted protein degrader therapeutics as further described in "Our Clinical Programs" section.

PROTAC protein degraders are small molecule therapeutic agents consisting of two ligands joined by a chemical linker. One ligand binds to an E3 ligase and the other ligand binds to a disease-causing protein of interest. PROTAC protein degraders facilitate formation of a ternary complex, leading to transfer of ubiquitin to the protein of interest and subsequent degradation by the proteasome, as shown in Figure 1 below:

Figure 1

PROTACs have the potential to bring together certain useful features of SMIs, antibodies and gene-based medicines, while also having an iterative mechanism of action, which is referred to as “event-based pharmacology,” allowing one PROTAC to potentially lead to the degradation of many molecules of the protein of interest. Based on data from our preclinical studies and clinical trials, we believe that PROTAC protein degraders may have distinct advantages over traditional SMIs, antibodies and gene-based medicines, as shown below:

We believe PROTAC degraders offer distinct advantages that enable perturbation of protein targets traditionally considered undruggable by conventional therapeutics. Unlike inhibitors, degraders can eliminate proteins such as scaffolding proteins, transcription factors, oncoproteins, and oligomer-forming proteins using PROTACs with the potential for oral dosing and systemic distribution, in contrast to genomic and antibody modalities that only work extracellularly. Because degradation is a catalytic and durable process, PROTACs have the potential to achieve therapeutic effect with lower drug exposure and less frequent dosing than traditional approaches. PROTAC molecules are also compatible with established small-molecule manufacturing processes, offering potential advantages in scalability and cost. Importantly, PROTACs can be chemically engineered to selectively degrade disease-relevant proteins, including mutant or pathogenic isoforms, while sparing wild-type or healthy proteins, and can overcome challenges posed by protein amplification or overexpression. We believe these capabilities support therapeutic strategies aimed at oncoprotein removal and immune reactivation within the tumor microenvironment in oncology, as well as the removal of key amplified scaffolding and pathologic proteins in the brain and muscle in neurodegenerative and neuromuscular diseases.

Our Discovery Platform — PROTAC Discovery Engine

Our PROTAC Discovery Engine is an interlocking suite of tools and expertise that assists with our goal of creating and advancing clinical-stage programs with the potential to help patients, as shown below:

Defined terms used in the figure above include: PROTAC, proteolysis targeting chimera; ANGLE, Arvinas Next Generation Linker Enablement; LEAP (Library-Enabled ANGLE PROTACs; EM, electron microscopy; AI/ML, artificial intelligence/machine learning; HTS, high throughput screening; DEL, DNA-encoded libraries; CADD, computer-aided/assisted drug design; PK/PD, pharmacokinetics/pharmacodynamics; and cryoEM, cryogenic electron microscopy.

Additional details regarding certain tools we use in our PROTAC Discovery Engine are included below.

•Target Selection: We focus on targets that we believe are poised to make a PROTAC protein degrader that has the potential to provide benefits over SMIs, antibodies and gene-based medicines, and address unmet need for patients with cancer and neurodegenerative diseases. These targets are selected because they are genetically defined targets or are under-drugged targets that are key regulatory points within pathways that are clinically validated. We focus on differential target biology that drives disease via scaffolding functions, gene amplification and protein overexpression, isoform expression or mis-localization, protein oligomers, resistance mutation, and where targets have been underdrugged due to incomplete target coverage, inadequate biodistribution, or lack catalytic binding pockets.

•E3 KnowledgeBase: We have deep and long-standing experience in understanding and exploiting E3 ligase mechanisms in order to match the right E3 ligase to the right target. The human body has more than 600 E3 ligases, and we select ligands for E3 ligases from our growing proprietary ligand library, E3KnowledgeBase, for incorporation into our PROTAC targeted protein degraders. We are expanding our capabilities to include the development of novel PROTACs that recruit E3 ligases with targeted expression patterns, such as tumor or central nervous system, or CNS, localized E3 ligases, that may be beneficial for the development of targeted oncologic and neurologic therapies.

•Advanced Screening Capabilities: We have high-throughput and DNA-encoded library, or DEL, screening abilities, that power our ability to identify new domains, which are the building blocks of proteins, including domains for the “undruggable” targets, and new binders for E3 ligases. Unlike traditional libraries, our DEL is designed specifically to facilitate incorporation into PROTACs and optimize their drug-like properties.

•ANGLE: Arvinas Next Generation Linker Evolution: Our chemical linkers incorporate learnings from our long history of designing PROTACs, allowing increased potency and selectivity, as well as desirable pharmacokinetic properties to drive oral absorption and blood-brain barrier penetration, right from the start.

•LEAP: Library-Enabled ANGLE PROTACs: We have enhanced our ability to deploy ANGLE on our projects by evolving it into a library format, where we can now make hundreds of PROTACs at one time and screen them all in a direct-to-biology format. We have also created a proprietary software tool to accelerate LEAP library design.

•PROTACify: We have built PROTACify, a proprietary computational, machine-learning, or ML, solution for modeling PROTAC ternary complexes to enable selection of the best PROTAC designs for synthesis. With our deep experience in trimer structure-based computational modeling and design algorithms, we frequently create potent degraders in the first chemical series.

•Proteomics Capabilities: PROTACs are often far more selective than the protein-binding domain within the targeted protein. Our proteomics capabilities enable us to understand that specificity in precise detail and iterate quickly to optimize the selectivity of our degraders for the drug target.

•Arvinas Rules: PROTACs are not intrinsically "drug-like" and frequently do not following classical guidance for probable oral absorption, such as the "Rule of 5". We have established and refined our own "beyond the Rule of 5" Arvinas Rules to discover PROTACs that have the potential for oral bioavailability and crossing the blood-brain barrier. We have consolidated our large, proprietary preclinical pharmacokinetic, or PK, data set into ML models in order to enhance our potential for success in finding PROTACs with the desired pharmacokinetic properties from the outset of the process.

•PIVOT (PROTAC In Vivo Optimization Tool): In contrast to traditional small molecule agents, which follow an occupancy-driven mechanism of action, PROTACs are event-driven, and as such can display profound nonlinear PK, pharmacodynamic responses. We have developed PIVOT as a desktop tool to enable our scientists to develop a deep, intuitive understanding of relationships among PK, pharmacodynamic and efficacy. We believe our understanding of molecular features that impact PROTAC biodistribution and target degradation kinetics in the body enables us to create PROTACs with drug-like properties and activities.

Our Pipeline

Our pipeline, which includes an overview of our most advanced clinical and preclinical programs, is summarized below.
•The agents included in the graphic above are currently under investigation; their safety and effectiveness for these investigational uses have not been established.
•Defined terms included in the graphic above: AR, androgen receptor; BCL6, B-cell lymphoma 6; ER, estrogen receptor; HPK1, Hematopoietic Progenitor Kinase 1; I-O, immuno-oncology; KRAS, Kirsten rat sarcoma viral oncogene homolog; LRRK2, leucine-rich repeat kinase 2; mCRPC, metastatic castration resistant prostate cancer; mHSPC, metastatic hormone sensitive prostate cancer; NSCLC, non small cell lung cancer; NDA, new drug application; NHL, non-Hodgkin lymphoma; polyQ, expanded polyglutamine; PSP, progressive supranuclear palsy; SBMA, spinal bulbar muscular atrophy.
•Footnotes included in the graphic above: (a) Includes relapsed/refractory angioimmunoblastic T-cell lymphoma, or AITL, and relapsed/refractory mature B cell NHL; (b) PDUFA date of June 5, 2026; and (c) Phase 1/2 combination clinical trials with palbociclib, atirmociclib, abemaciclib, ribociclib, samuraciclib, everolimus.
Our Clinical Stage Programs
ARV-102: Oral PROTAC LRRK2 Degrader Program
ARV-102 is an investigational, orally bioavailable PROTAC designed to cross the blood-brain barrier and specifically target and degrade LRRK2, which is a large, multi-domain scaffolding kinase with GTPase activity. ARV-102 is our first oral PROTAC protein degrader in clinical development to treat neurodegenerative diseases.
Traditional SMIs only block LRRK2’s kinase activity, and thus only modify disease processes regulated by the LRRK2 kinase. By degrading the entire protein, LRRK2 degraders are designed to eliminate all of the ways LRRK2 interacts with disease pathology: the scaffolding function, GTPase activity, as well as kinase activity. We believe our LRRK2 degraders are particularly well positioned to be evaluated in neurodegenerative diseases where there are currently no disease modifying therapies available, including:
•PD, where increased LRRK2 expression and activity contributes to neurodegeneration and pathogenesis of PD; and
•PSP, where genetic variations in LRRK2 are associated with PSP progression and accelerated time to death. PSP is a primary tau-driven disease, and tau uptake by human neurons requires LRRK2 activity. Additionally, we have published data associating the tau pathology of PSP with LRRK2-mediated endolysosomal dysfunction.

Patient Population and Market Opportunity

PD is the second most common neurodegenerative disease after Alzheimer's disease. It is estimated that PD affects approximately 1.1 million people in the U.S. and more than 10 million people worldwide. Approximately 90,000 people in the U.S. are estimated to be diagnosed with PD each year. PD is a neurodegenerative disease characterized by a complex array of motor and non-motor symptoms. It is commonly thought of as a movement disorder because patients can experience tremors, slowness of movement, stiffness and difficulty with walking and balance. In addition, PD patients can have other non-motor type problems such as constipation, depression, sleep disorders and cognitive decline. PD is a progressive brain disorder that damages dopamine-producing neurons and is likely caused by a combination of genetic and environmental risk factors. Current management for PD is limited to symptomatic interventions and there is no approved disease modifying agents.
Mutations in the LRRK2 gene are one of the most common genetic risk factors for PD. LRRK2 is a multidomain GTPase/kinase that acts, in part, as a scaffolding protein to interact with components of downstream signaling pathways regulating lysosomal function, mitochondrial processes, neuroinflammation and alpha-synuclein accumulation to negatively impact neuronal survival. Human genetics in the form of a protective PD variant (N551K/R1398H), produces approximately half the levels of LRRK2 in the CSF and reduces the risk of developing PD. Preclinical animal model data suggest that a reduction of 50% of LRRK2 protein, but not kinase inhibition, may impact pathology and dysfunction in PD. Therefore, reduction of LRRK2 in the brain may be beneficial for the treatment of PD.
PSP is a rare, progressive neurodegenerative disease that affects brain cells that control balance and coordination, eye movement, speech, swallowing and thinking. Emerging research suggests that LRRK2 plays a role in PSP by contributing to disease mechanisms such as neuroinflammation and cellular dysfunction. LRRK2 is involved in immune system regulation and may influence tau protein accumulation, a hallmark of PSP. It also plays a role in autophagy and inflammation, which could contribute to neurodegeneration seen in PSP. Additionally, variants in the LRRK2 gene have been associated with PSP progression and survival. PSP has an estimated annual prevalence of approximately five to seven per 100,000 persons globally. It is estimated that approximately 20,000 to 25,000 people are in the U.S. living with PSP each year, based on data from 2023. There are currently no FDA-approved disease-modifying therapies that halt or delay PSP progression and which often leads to patients progressing with a time to death of five to seven years following diagnosis. Based on 2021 published data, genome wide association studies have identified LRRK2 variants that are significantly associated with reduced survival in PSP. Based on data from a third party study in 2025 comparing PSP and control participants, higher levels of baseline monocyte LRRK2 levels were associated with a greater one-year change in PSP rating scale scores. We believe these data support a role for LRRK2 variants that impact its expression levels in modulating survival in PSP.
Preclinical and Clinical Development
Preclinical Development
In preclinical studies, ARV-102 was shown to cross the blood-brain barrier and degrade LRRK2 in cerebrospinal fluid, or CSF, in non-human primates, or NHPs. Our preclinical studies also showed that ARV-102 and other similar LRRK2 PROTAC degrader molecules pharmacologically enhanced lysosomal degradative capacity and number, and reduced pathologic forms of tau in vitro and in vivo. We believe the data from our preclinical studies of ARV-102 further support the potential of PROTAC-induced LRRK2 degradation as a treatment for patients with neurodegenerative diseases.
Clinical Development
We have been evaluating ARV-102 in Phase 1 clinical trials in healthy volunteers and patients with PD.
•Healthy Volunteers: We initiated the first-in-human Phase 1 clinical trial for ARV-102 in the first quarter of 2024. We completed the single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts of the ARV-102 Phase 1 clinical trial in healthy volunteers.
•Patients with PD: We completed enrollment in the SAD cohort of the ARV-102 Phase 1 clinical trial in patients with PD in the second quarter of 2025. We received Clinical Trial Application approval in the Netherlands to initiate a multiple dose cohort of the Phase 1 clinical trial in patients with PD in the second quarter of 2025, and we initiated this multiple dose cohort in the third quarter of 2025. In the fourth quarter of 2025, we completed enrollment in the multiple dose cohort.
In the second quarter of 2025, we presented data from the first-in-human Phase 1 healthy volunteer clinical trial of ARV-102 at the 2025 International Conference on Alzheimer’s and Parkinson’s Diseases, or AD/PD, 2025, including results from the randomized, double-blind, placebo-controlled SAD cohort, and initial results from the MAD cohort. The ARV-102 Phase 1 clinical trial was designed to assess the safety, PK, and pharmacodynamics of orally administered ARV-102 in healthy male volunteers. This clinical trial was a single-center, randomized, double-blind, placebo-controlled trial evaluating outcomes in both SAD and MAD cohorts. In the SAD cohort, volunteers were randomized three to one, to either placebo or a single dose of ARV-102 (10 mg, 30 mg, 60 mg, 90 mg, 150 mg, or 200 mg) on day 1 with follow-up until day 10. In the MAD cohort, volunteers were randomized to either placebo or a once daily dose of ARV-102 (10 mg, 20 mg, 40 mg, or 80 mg) for 14 days with follow-up until day 28.

The ARV-102 Phase 1 clinical data in healthy volunteers demonstrated substantial reduction of LRRK2 in CSF with a promising safety/tolerability profile and favorable pharmacodynamic outcomes. Key findings from the clinical trial indicated brain penetration, substantial central and peripheral LRRK2 protein degradation, and downstream LRRK2 pathway engagement. The specific data presented at AD/PD 2025 are outlined below.
Safety Profile
•At the time of data cutoff (March 13, 2025), the SAD cohort of the Phase 1 clinical trial was completed and the MAD cohort was ongoing. Based on evaluation of the available data from single and multiple oral doses, ARV-102 was well tolerated in healthy volunteers.
•Of the 47 volunteers across all SAD dose levels, the primary treatment related adverse events, or AEs, were headache and fatigue. Headaches occurred in 17.1% (6/35) of treated individuals compared to 0% (0/12) in placebo controls. Fatigue occurred in 8.6% (3/35) of the treated individuals compared to 25% (3/12) in placebo controls.
•Procedural pain associated with the lumbar puncture occurred in 28.6% (10/35) of treated individuals compared to 41.7% (5/12) in placebo controls. Post lumbar puncture syndrome was only observed in the treated cohort, at a rate of 17.1% (6/35).
•No serious adverse events, or SAEs, were reported in either the SAD or MAD cohorts.
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
•ARV-102 at single doses of greater than or equal to 30 mg induced greater than 50% decreases in peripheral phospho-Rab10T73, a LRRK2 substrate and biomarker for downstream LRRK2 activity; as of the date of presentation, data for this endpoint in the MAD cohort was pending.
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

In the fourth quarter of 2025, we presented late breaking positive Phase 1 data from our clinical trial of ARV-102 in healthy volunteers, and from the SAD cohort of our Phase 1 clinical trial of ARV-102 in patients with

PD, as well as CSF Proteomic Data from the Phase 1 clinical trial of ARV-102 in healthy volunteers at the 2025 International Congress of Parkinson’s Disease and Movement Disorders, or MDS. Data presented at MDS included the following:

Data from the Phase 1 SAD and MAD Clinical Trial in Healthy Volunteers

•Safety: ARV-102 was generally well tolerated at single doses up to 200 mg and multiple daily doses up to 80 mg, with no discontinuations due to AEs or SAEs observed in the study population.
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

Interim SAD Data from the Phase 1 Clinical Trial in Patients with PD and CSF Proteomic Data from a Phase 1 Trial in Healthy Volunteers

•Safety: The SAD cohort of the Phase 1 clinical trial in patients with PD included 15 patients treated with ARV-102 and 4 patients treated with placebo. In the trial, single doses of ARV-102 (50 mg or 200 mg) were well tolerated with only mild treatment-related AEs including headache, diarrhea, and nausea; no SAEs occurred.
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

We believe these data presented at MDS highlight the potential of PROTAC-mediated LRRK2 degradation, which supports the development of ARV-102 in ongoing studies of patients with PD and we plan to present data from the multiple dose cohort of the Phase 1 clinical trial of ARV-102 in patients with PD in the first quarter of 2026 in an oral presentation at 2026 AD/PD.

We also believe these data support development in PSP, and pending regulatory feedback, we plan to initiate a Phase 1b clinical trial of ARV-102 in patients with PSP in the first half of 2026 and have the potential to initiate a registrational trial of ARV-102 in PSP in late 2026, pending regulatory feedback.

ARV-806: Novel PROTAC KRAS G12D Degrader Program
ARV-806 is an investigational novel PROTAC designed to selectively target and degrade mutant KRAS G12D in solid tumors. KRAS is one of the most frequently mutated human oncogenes and G12D is the most common mutation of the KRAS protein. In normal cells, the KRAS protein regulates cell growth and functions as a molecular switch, cycling between a baseline “OFF” state and only turning “ON” when conditions are appropriate for growth. Mutations, including G12D, lock KRAS in the “ON” form, leading to uncontrolled cell growth and cancer. ARV-806 is designed to degrade both the ON and OFF forms of KRAS G12D and by removing this oncogenic protein, has the potential to shut down the constitutive growth signal and lead to death of the cancer cells. We believe ARV-806 has the potential to address high unmet need in solid tumors, such as pancreatic, colorectal and non-small cell lung cancer, or NSCLC, with KRAS G12D mutation.

    Patient Population and Market Opportunity
Patients with metastatic cancers harboring KRAS G12D mutations have poor survival outcomes with no approved KRAS G12D-targeted therapy. Key tumors harboring KRAS G12D mutations include pancreatic ductal adenocarcinoma, or PDAC, colorectal carcinoma, and NSCLC with respective prevalence of KRAS G12D mutations of 35-40% for PDAC, 12-15% for colorectal carcinoma and 3-4% for NSCLC, based on published data from 2021 and 2022.

There are approximately 60,000 newly diagnosed PDAC patients per year in the U.S., based on 2026 estimates, with only an approximate 3% five-year survival rate in metastatic setting, based on data from the Surveillance, Epidemiology, and End Results, or SEER, Program, part of the National Cancer Institute. There are approximately 158,000 newly diagnosed colorectal cancer patients each year in the U.S., based on 2026 estimates, with only an approximate 16% five-year survival rate in metastatic setting, based on data from SEER. There are approximately 195,000 newly diagnosed NSCLC patients per year in the U.S., based on 2026 estimates, with only an approximate 10% five year survival rate in metastatic setting, based on data from SEER, as reported for combined NSCLC and small-cell lung cancer.

Due to the high unmet need of these patient populations, we believe ARV-806 has the potential to be developed as a monotherapy and in combination with chemotherapy in PDAC and in combination with SOC treatments in colorectal and non-small cell lung cancer.
Preclinical and Clinical Development
Preclinical Development
In the preclinical setting, ARV-806 demonstrated high potency and selectivity, with robust antitumor activity through dose-responsive degradation of KRAS G12D in KRAS G12D mutated cancer models, including pancreatic and colorectal models. ARV-806 formed a ternary complex with both the active "ON" and inactive "OFF" forms of KRAS G12D, achieving potent and durable elimination rather than inhibition of the target. As a result, in preclinical studies, ARV-806 achieved in vitro potency more than 25 times greater than clinical stage KRAS G12D "ON" and "OFF" inhibitors and more than 40 times greater than the leading KRAS G12D clinical-stage degrader.
In the fourth quarter of 2025, we presented preclinical data for ARV-806 at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, or the 2025 Triple Meeting. Key highlights from the presentation at the 2025 Triple Meeting include the following:
•In vitro, ARV-806 degraded KRAS G12D with picomolar potency across pancreatic, colorectal, and lung cancer cell lines, but did not induce degradation of wild-type KRAS or other RAS isoforms.
•The preclinical data demonstrated that ARV-806 is differentiated from other KRAS G12D targeting agents in development and we believe ARV-806 has potential to be a best-in-class therapy for KRAS G12D mutated cancers due to:
◦Catalytic activity, which may allow it to overcome upregulation of KRAS G12D, a common mechanism of resistance to inhibitor treatment.
◦Compared with clinical-stage KRAS G12D ON and OFF inhibitors and another clinical-stage KRAS G12D degrader, ARV-806 demonstrated:
▪more than 25-fold greater potency in reducing cancer cell proliferation (versus clinical-stage KRAS G12D “ON” and “OFF” inhibitors);
▪more than 40-fold greater potency in degrading KRAS G12D protein (versus the comparable clinical-stage KRAS G12D degrader); and
▪more than 10-fold lower concentrations required to induce pro-apoptotic BIM (Bcl-2-interacting mediator of cell death, a pro-apoptotic factor) expression.

•Following a single intravenous dose in a colorectal tumor xenograft model, ARV-806 degraded greater than 90% of KRAS G12D for seven days, with parallel suppression of c-MYC (a key driver of cancer cell proliferation) and induction of BIM for greater than or equal to five days.
•ARV-806 demonstrated robust efficacy responses at low doses in tumor models including: ≥30% tumor volume reductions in pancreatic and colorectal cell line-derived xenograft (CDX) models and a patient-derived xenograft (PDX) model of lung cancer.

These preclinical data demonstrate sustained pharmacodynamic activity consistent with long-lasting target degradation, which we believe supports intermittent clinical dosing.

Clinical Development

We filed an investigational new drug application, or IND, with the FDA for ARV-806 in the first quarter of 2025 and received a safe-to-proceed letter from the FDA in the second quarter of 2025. We initiated enrollment in a Phase 1 clinical trial of ARV-806 in patients with advanced solid tumors harboring KRAS G12D mutations in the second quarter of 2025 and this trial is currently ongoing.

In the first quarter of 2026, we announced that we had completed dose escalation for once-weekly administration ahead of plan based on faster-than-anticipated enrollment of the Phase 1 clinical trial evaluating ARV-806 in patients with solid tumors harboring KRAS G12D mutations. We plan to continue enrollment in this clinical trial and anticipate sharing initial clinical data in patients with solid tumors harboring KRAS G12D mutations in 2026.
ARV-393: Oral PROTAC BCL6 Degrader Program
ARV-393 is an investigational, orally bioavailable PROTAC designed to specifically target and degrade BCL6, a transcriptional repressor and a key regulator of normal B-cell maturation and differentiation processes. Deregulation of BCL6 function (e.g., via chromosomal translocation, mutations) may lead to malignant transformation and development of NHL. Also as a lineage defining transcription factor of T-follicular helper cells, BCL6 has been implicated in nodal T-follicular helper cell lymphoma, or nTFHL, including the angioimmunoblastic type, formerly angioimmunoblastic T-cell lymphoma, or AITL.
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
Patient Population and Market Opportunity
It is estimated that there were approximately 80,000 new cases and approximately 19,300 deaths in the U.S. related to NHL annually in 2025 based on data from SEER. NHL is a heterogeneous group of diseases, with large B-cell lymphoma, or LBCL, and follicular lymphoma, or FL, being the most common subtypes. Diffuse large B-cell lymphoma, or DLBCL, is another subtype of NHL, often associated with deregulated BCL6 expression and/or functions. It is estimated that approximately 30,000 to 33,000 patients are diagnosed with DLBCL each year in the U.S., based on data from 2025 and 2026. Treatment for DLBCL is largely devoid of oral options and there are currently no approved BCL6-targeted therapies on the market in the U.S.

    Each subtype has a distinct biologic and clinical characteristics and requires different approaches to treatment. Despite significant progress made with treating B-cell NHL and nTFHL, many patients will ultimately experience disease progression or relapse. Thus, there remains unmet need, including managing aggressive subtypes, treatment resistance, and improving outcomes for older patients.
We believe our PROTAC BCL6 degrader could be a potential therapy for many NHLs, including FL and nTFHL (formerly AITL). NHL originates from B cells, T cells, and/or natural killer cells, with those of B-cell origin constituting approximately 80%–85% of all NHL cases. BCL6 may also be a clinically relevant therapeutic target in other hematologic malignancies, some solid tumors and B-cell driven autoimmune diseases.
Preclinical and Clinical Development
Preclinical Development
Based on our NHL preclinical studies, complete tumor stasis, which correlates with 90%-100% degradation of measurable BCL6, was achieved when ARV-393 was dosed as an oral monotherapy at low daily concentrations. This robust activity was seen in models of multiple NHL subtypes including multiple DLBCLs representing various genomic backgrounds of activated B-cell and germinal center B-cell lymphomas, Burkitt's lymphoma, and transformed FLs. In addition, ARV-393 significantly reduced tumor burden in a CHOP-relapsed patient derived xenograft, or PDX, model of AITL (now known as nTFHL), a cancer that has no standard of care, or SOC, and high unmet need. This is the first demonstration, to our knowledge, of preclinical evidence of BCL6 as a tractable therapeutic target in a human-derived model of this type. In our preclinical studies, we have also demonstrated that ARV-393 combines well with SOC therapies including CHOP, R-CHOP or rituximab, and with the newer biologics glofitamab, tafasitamab, and the antibody drug conjugates loncastuximab tesirine and polatuzumab vedotin. This potential for broad combinability extends further to investigational SMIs that target BCL2 (anti-apoptosis), EZH2 (chromatin regulation) and BTK (B-cell receptor signaling pathway). Combinations such as these that target multiple oncogenic drivers, have the potential to provide benefits for patients with lymphomas that progress aggressively with the acquisition of multiple genetic or epigenetic aberrations.
In the second quarter of 2024, we presented preclinical data for ARV-393 at the European Hematology Association 2024 Annual Congress, which showed anti-tumor activity in preclinical models of B-cell lymphoma. In these preclinical models, ARV-393 potently and rapidly degraded the BCL6 protein and inhibited cell growth in DLBCL and Burkitt cell lines. ARV-393 showed tumor growth inhibition, or TGI, including tumor regression, in various DLBCL cell line-derived xenograft models and in multiple patient-derived xenograft models of NHL including germinal center B-cell-like, or GCB, activated B-cell, or ABC, GCB/ABC, and BCL not otherwise specified subtypes of DLBCL, and Burkitt lymphoma.
In the second quarter of 2025, we presented preclinical data of ARV-393 in combination with SOC chemotherapy and biologic agents, as well as oral, investigational SMIs in high grade and aggressive DLBCL in vivo models at the American Association for Cancer Research, or AACR, Annual Meeting. Based on these preclinical data, in aggressive DLBCL models, ARV-393 showed strong synergistic antitumor activity, including complete regressions, in combination with SOC chemotherapy and biologics, as well as investigational oral SMIs. In particular:

•ARV-393 in combination with SOC chemotherapy (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone, or R-CHOP), induced significantly greater TGI, compared with rituximab, CHOP, R-CHOP, or ARV-393 alone, with complete tumor regressions in all mice treated with the ARV-393 and R-CHOP combination;
•ARV-393 in combination with SOC biologics targeting CD20 (rituximab), CD19 (tafasitamab), or CD79b (polatuzumab vedotin), resulted in tumor regressions and demonstrated significantly stronger TGI compared with either agent alone;
•In preclinical models, ARV-393 increased CD20 expression, providing additional support for the exploration of combinations with CD20-targeted agents and in the context of low or loss of CD20 expression; and
•ARV-393 in combination with investigational SMIs targeting clinically validated oncogenic drivers of lymphoma, such as BTK (acalabrutinib), BCL2 (venetoclax), or EZH2 (tazemetostat), resulted in superior TGI compared with each agent alone, with tumor regressions in all mice treated with the combinations.

In addition, in the second quarter of 2025, we presented new data from preclinical studies of ARV-393 at the European Hematology Association 2025 Congress in Milan, Italy. In these preclinical studies, ARV-393 demonstrated significant single-agent activity in a PDX, model of nodal T-follicular helper cell lymphoma, angioimmunoblastic-type, or nTFHL-AI (which is also known and referred to as AITL), and PDX models of transformed follicular lymphoma, or tFL. In addition, in these preclinical studies, in combination with oral SMIs,

ARV-393 demonstrated enhanced antitumor activity, including tumor regressions, in cell line-derived xenograft, or CDX, models of high-grade B-cell lymphoma, or HGBCL, and DLBCL. We believe these preclinical data potentially suggest the broad utility of ARV-393 across NHL subtypes with unmet need beyond DLBCL and provide a compelling rationale for considering combination strategies including chemotherapy-free approaches. Key findings from these preclinical studies included:

•Single-agent ARV-393 significantly reduced tumor burden in peripheral blood, bone marrow and spleen in a systemic PDX model of nTFHL-AI derived from a patient who relapsed post chemotherapy.
•ARV-393 monotherapy treatment resulted in robust (≥95%) TGI in two PDX models of tFL.
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

In the fourth quarter of 2025, we presented preclinical data for ARV-393 in combination with glofitamab, a CD20xCD3 bispecific antibody and an emerging SOC option for DLBCL, in models of aggressive high grade DLBCL at the 67th American Society of Hematology 2025 Annual Meeting and Exposition.

These preclinical data showed that in a humanized high-grade B-cell lymphoma, or HGBCL, CDX model, the combination of ARV-393 and glofitamab resulted in significantly enhanced TGI and increased rates of tumor regression compared with either agent alone. These preclinical data suggest mechanistic synergies between BCL6 degradation with ARV-393 and T-cell engagement.

Specifically, key highlights from the poster presentation included the following:

•In a humanized HGBCL CDX model, ARV-393 (3 mg/kg) combined with glofitamab (0.15 mg/kg) achieved 81% TGI with concomitant dosing and 91% TGI with sequential dosing (ARV-393 followed by glofitamab), versus 38% for single-agent ARV-393 and 36% for glofitamab alone.
•At a higher ARV-393 dose (6 mg/kg) combined with glofitamab (0.15 mg/kg), an increase in tumor regressions was observed with concomitant (10 of 10 mice) and sequential dosing (7 of 8 mice) versus single-agent ARV-393 (5 of 11 mice) or glofitamab (0 of 11 mice).
•RNA sequencing and biomarker analyses revealed that ARV-393 upregulated CD20 expression and genes that promote interferon signaling and antigen presentation, while downregulating proliferation-associated gene sets. We believe these collective effects likely contributed to the observed synergistic antitumor activity.

We believe the totality of our ARV-393 preclinical data provides a compelling rationale to evaluate ARV-393 in combination with bi-specifics, oral pathway inhibitors, and potentially other SOCs, in the larger DLBCL indication.
Clinical Development
We initiated the monotherapy cohort of our first-in-human Phase 1 clinical trial of ARV-393 in patients with relapsed or refractory NHL in the second quarter of 2024 and are currently recruiting patients for this clinical trial. This is an open-label, multicenter, Phase 1 dose escalation trial to evaluate the safety, tolerability PK, pharmacodynamics, and preliminary anti-tumor activity of ARV-393 as a single agent in adult patients with relapsed/refractory NHL. We announced previously that there have been multiple responses in early cohorts in both B- and T-cell lymphomas in the first-in-human Phase 1 clinical trial. Dose escalation in the trial is ongoing and the safety profile of ARV-393 supports continuing dose escalation. We also believe these early data support an emerging, and differentiated, therapeutic benefit of ARV-393. We plan to share updated clinical data from the ongoing Phase 1 clinical trial of ARV-393 in patients with relapsed/refractory NHL at a medical congress in the second half of 2026.
We also plan to initiate enrollment of a glofitamab combination cohort in patients with DLBCL in the ongoing Phase 1 clinical trial of ARV-393 in the first half of 2026.
ARV-027: Oral PROTAC polyQ-AR Degrader Program

ARV-027 is an investigational, oral, peripherally restricted PROTAC designed to selectively target and eliminate the polyQ-AR in skeletal muscle. ARV-027 is a product candidate specifically selected for potent in vitro reduction of cytosolic and nuclear polyQ-AR and for favorable skeletal muscle exposure following oral administration.

The polyQ-AR protein is the pathogenic driver of spinal bulbar muscular atrophy, or SBMA, a rare, X-linked, genetically defined neuromuscular disease caused by a CAG trinucleotide repeat expansion in the androgen receptor, or AR, gene, causing protein misfolding and leading to progressive degeneration of the neuromuscular system in men. SBMA leads to progressive muscle weakness, dysphagia, and functional decline, and currently has no disease-modifying therapies approved by the FDA or EMA, representing a significant unmet medical need.

Patient Population and Market Opportunity
Due to limited disease awareness, historical underdiagnoses, and the absence of approved therapies, few large-scale epidemiologic studies have been conducted in SBMA. Published data estimates suggest that SBMA has an estimated population prevalence of approximately one to two per 100,000 individuals worldwide. Based on those estimated prevalence rates, roughly 3,500 to 7,500 individuals are currently living with SBMA in the U.S.
Preclinical and Clinical Development

In the fourth quarter of 2025 at the International Congress of the World Muscle Society, we presented new preclinical data demonstrating induced robust degradation of polyQ-AR in human myotubes derived from SBMA patient-induced pluripotent stem cells. The preclinical ARV-027 data presented also showed dose-dependent degradation of AR in mouse skeletal muscle that was sustained for more than 24 hours (single oral dose), and reductions in muscle monomeric polyQ-AR levels between 40-60%, improved muscle grip strength, and restored muscle endurance to wild-type levels in SBMA mouse model.

We initiated a first-in-human Phase 1 clinical trial in ARV-027 in healthy volunteers in the first quarter of 2026.
Vepdegestrant: Oral PROTAC ER Degrader Program
Vepdegestrant is an investigational, orally bioavailable PROTAC ER degrader being developed for the treatment of ER+/HER2- locally advanced or metastatic breast cancer. We chose ER degradation as a therapeutic focus given the well-documented biology of ER signaling as a principal driver in a high percentage of breast cancers. In July 2021, we announced a global collaboration with Pfizer for the co-development and co-commercialization of vepdegestrant.
The FDA has accepted our NDA for vepdegestrant for the treatment of patients with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer who have previously received endocrine-based therapy, and has assigned a PDUFA date of June 5, 2026.
Patient Population and Market Opportunity
Breast cancer is the most commonly diagnosed cancer diagnosed in women in the United States, excluding non-melanoma skin cancers, and the second leading cause of cancer death among women, based on 2026 estimates. Approximately one in eight women in the United States will develop invasive breast cancer in their lifetime. For 2026, the American Cancer Society estimates that there will be approximately 322,000 new cases of invasive breast cancer diagnosed in women in the United States. Approximately 70% of all breast cancer cases, including males, are ER+, based on SEER data. In addition, there are approximately 20,000 patients in the U.S. with ESR1 mutated, ER+/HER2- advanced or metastatic breast cancer in the second line plus setting, based on SEER data from 2023.
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
A current standard of care for patients with ER+/HER2- locally advanced or metastatic breast cancer who experience progression on first-line therapy is fulvestrant, a selective ER degrader, or SERD, administered as a monthly intramuscular injection, either as a single-agent or in combination with another targeted therapy. While fulvestrant has validated the importance of ER degradation as a therapeutic intervention, up to 50% of ER can remain when compared to baseline levels after six months of treatment with fulvestrant, providing an opportunity for more potent ER degraders. In January 2023, the FDA approved elacestrant, a SERD, for postmenopausal women or adult men with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer with disease progression following at least one line of endocrine therapy. In September 2025, the FDA approved imlunestrant, a SERD, for adults with ER+/HER2-, ESR1 mutated advanced or metastatic breast cancer with disease progression following at least one line of endocrine therapy.
Clinical Development
We, along with Pfizer, have several ongoing clinical trials of vepdegestrant, for which enrollment of patients is complete, which are summarized below.
•VERITAC-2, a Phase 3 clinical trial of vepdegestrant as a monotherapy, for the treatment of patients with metastatic breast cancer previously treated with endocrine based therapy;
•VERITAC, a Phase 2 dose expansion clinical trial of vepdegestrant as a monotherapy, for the treatment of patients with previously treated metastatic breast cancer;
•TACTIVE-K, a Phase 1b/2 clinical trial of vepdegestrant in combination with Pfizer's cyclin-dependent kinase 4, or CDK4, inhibitor, atirmociclib; and
•TACTIVE-U, a group of Phase 1b/2 clinical trials of vepdegestrant in combination with multiple targeted therapies including abemaciclib, ribociclib or Carrick Therapeutics, Inc.'s, or Carrick, cyclin-dependent kinase 7, or CDK7, inhibitor, samuraciclib.

We, along with Pfizer, also have completed two clinical trials of vepdegestrant:
•TACTIVE-N, a Phase 2 clinical trial of vepdegestrant as a monotherapy in the neoadjuvant setting; and
•TACTIVE-E, a Phase 1 clinical trial of vepdegestrant in combination with everolimus.

Additionally, VERITAC-3 a clinical trial with a study lead-in of vepdegestrant in combination with palbociclib for the treatment of patients with first-line metastatic breast cancer, is ongoing and enrollment of patients is complete. As previously disclosed, VERITAC-3 will not proceed beyond the study lead-in.

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

Based on the results from VERITAC-2, in the second quarter of 2025, we and Pfizer submitted an NDA to the FDA for vepdegestrant for the treatment of patients with ER+/HER2- ESR1-mutated advanced or metastatic breast cancer previously treated with endocrine-based therapy. This represents the first NDA submitted for a PROTAC. In the third quarter of 2025, we announced that the FDA accepted the NDA for vepdegestrant and assigned a PDUFA date of June 5, 2026.

Clinical Trial Design

The Phase 3 VERITAC-2 clinical trial is a global randomized study evaluating the efficacy and safety of vepdegestrant as a monotherapy compared to fulvestrant in patients with ER+/HER2- advanced or metastatic breast cancer. The trial enrolled 624 patients at sites in 26 countries who had previously received treatment with a CDK4/6 inhibitor plus endocrine therapy. Patients were randomized to receive either vepdegestrant once daily, orally on a 28-day continuous dosing schedule, or fulvestrant, administered intramuscularly on Days 1 and 15 of Cycle 1 and then on Day 1 of each 28-day cycle starting from Day 1 of Cycle 2. The primary endpoint was progression-free survival, or PFS, in the intent-to-treat, or ITT, and ESR1-m populations as determined by blinded independent central review, or BICR. Overall survival, or OS, was the key secondary endpoint.

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

OS was not mature at the time of the analysis of data, with less than a quarter of the required number of events having occurred. The trial has continued to assess OS as a key secondary endpoint. In the trial, vepdegestrant was generally well tolerated and its safety profile was consistent with what has been observed in previous studies.

Detailed results from the Phase 3 VERITAC-2 clinical trial included the following:
•PFS
◦Vepdegestrant demonstrated a statistically significant and clinically meaningful improvement in PFS among ESR1m patients, reducing the risk of disease progression or death by 43% compared to fulvestrant [Hazard Ratio, or HR=0.57 (95% CI 0.42–0.77); 2-sided P<0.001]. The median PFS, as assessed by BICR, was 5.0 months with vepdegestrant versus 2.1 months with fulvestrant in the ESR1-m population.
◦Investigator-assessed PFS was consistent with the BICR-assessed PFS.
◦In ESR1m patients, vepdegestrant demonstrated a consistent PFS benefit over fulvestrant across all pre-specified subgroups.
◦The trial did not reach statistical significance in improvement in PFS in the ITT population, with a median PFS of 3.7 months for vepdegestrant versus 3.6 for fulvestrant [HR=0.83 (95% CI 0.68–1.02); 2-sided P=0.07].
•Tolerability and Safety Profile
◦Vepdegestrant was generally well tolerated in the clinical trial, with a safety profile consistent with what has been observed in previous studies, and mostly low-grade treatment-emergent adverse events, or TEAEs, were reported.
◦Rates and severity of gastrointestinal treatment emergent AEs were low with vepdegestrant (nausea, 13.5%; vomiting, 6.4%; diarrhea, 6.4%). Grade 4 TEAEs were reported in five patients (1.6%) in the vepdegestrant arm versus nine patients (2.9%) in the fulvestrant arm.
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

We believe that, based on these strong data from VERITAC-2, vepdegestrant has the potential to be a best-in-class monotherapy treatment for advanced/metastatic breast cancer patients in the second-line ESR1m setting.

As part of our global collaboration with Pfizer, we and Pfizer presented patient reported outcomes, or PRO, data from the VERITAC-2 clinical trial in the fourth quarter of 2025 at the European Society for Medical Oncology, or ESMO, 2025 Congress. In the VERITAC-2 clinical trial, in patients with ESR1-m disease, vepdegestrant demonstrated a reduced risk of deterioration compared to fulvestrant which was statistically significant in several PRO domains including overall health status, pain severity, and functioning (including role, cognitive, emotional, and social functioning), and vepdegestrant consistently showed reduced risk of deterioration versus fulvestrant across all PRO domains. These PRO data from the VERITAC-2 clinical trial support the clinical benefit of vepdegestrant in patients with ESR1-m, ER+/HER2- advanced or metastatic breast cancer previously treated with endocrine-based therapy.

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

As part of our global collaboration with Pfizer, we and Pfizer presented results of the TACTIVE-N Phase 2 clinical trial which evaluated neoadjuvant vepdegestrant in postmenopausal women with ER+/HER2– localized breast cancer in the fourth quarter of 2025 at the ESMO 2025 Congress. The results presented showed that neoadjuvant vepdegestrant demonstrated biological and clinical activity in this treatment-naïve, predominantly ESR1 wild-type population of postmenopausal women with ER+/HER2- localized breast cancer.

In addition, as part of our global collaboration with Pfizer, we presented five posters at the San Antonio Breast Cancer Symposium further supporting the potential of vepdegestrant as a potential treatment option for patients with ESR1-mutated ER+/HER2- advanced or metastatic breast cancer previously treated with endocrine-based therapy potential.

We, along with Pfizer, continue market preparations for vepdegestrant in advance of the PDUFA date. While we continue to believe that vepdegestrant has the potential to be a best-in-class monotherapy treatment for advanced/metastatic breast cancer patients in the second-line ESR1m setting, given our and Pfizer’s decision to remove the two planned Phase 3 combination trials of vepdegestrant from the agreed-upon joint development plan as noted above, we determined that it is no longer viable for us to build out our commercial infrastructure as we had previously planned. As such, in the third quarter of 2025, we announced that we and Pfizer have agreed to jointly select a third party for the commercialization and potential future development of vepdegestrant.
Our Preclinical Programs
We have active preclinical programs in neurology and oncology. We aim to take a disciplined target selection approach and leverage our proprietary discovery platform to rationally design innovative degrader molecules across major protein classes. Our focus is on potential first- and best-in-class opportunities in high unmet need areas where targeted protein degradation may provide the most effective, or only, path to meaningful impact to the target that is either genetically defined or historically an under-drugged regulatory target or target protein that contains non-enzymatic sites involved in the disease causation.
Our exploratory and research activities in neurology focus on programs aimed at degrading proteins with strong human and mouse genetic validation demonstrating that protein mutation potentially drives disease pathology. Examples include Tau in Frontal temporal dementia with expansion into Alzheimer's disease, alpha-synuclein gene amplification in accelerated forms of Parkinson's disease and Multiple System Atrophy, and mutant Huntingtin protein in Huntington's disease.
Our exploratory and research activities in oncology focus on degrading oncogenic drivers, such as pan-KRAS, as well as tackling key immune regulatory targets like HPK1, a negative regulator of the tumor microenvironment and T cell activation.
Neurologic Diseases
Neurologic diseases, in particular, neurodegenerative diseases, are generally progressive in nature and result in the degeneration and often death of neurons in the periphery and the brain, leading to cognitive decline, functional impairment and eventually death. These diseases affect a rapidly growing patient population and represent one of the largest unmet medical needs of our time. Alzheimer’s and PD encompass the largest patient populations among the neurodegenerative diseases. The Alzheimer’s Association estimated that 7.2 million Americans aged 65 and older, about one in nine individuals, were living with Alzheimer’s dementia in 2026, with 74% aged 75 or older, and the Parkinson’s Foundation estimated in 2026 that approximately 1.1 million Americans are living with PD and approximately 90,000 people are newly diagnosed every year. Alzheimer’s disease is marked by the progressive accumulation of aggregated tau protein, while aggregation of alpha-synuclein is thought to cause PD.
Antibody-based therapies targeting only extracellular forms of these proteins thought to be the cause of these neurodegenerative diseases have failed to show clinically meaningful benefit to date. While some existing products provide symptomatic relief to Alzheimer’s and PD patients, they have significant side effect risks and over time gradually lose their effectiveness in treating the symptoms of the disease. Further, while there are now amyloid-directed antibody therapies that modestly impact extracellular A-beta with vascular side effects that can be severe, there are no approved disease-modifying treatments targeting intracellular tau or alpha-synuclein for Alzheimer’s or PD.
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
Importantly, we have achieved brain penetration in preclinical models following parenteral administration of PROTAC degrader molecules. These PROTAC degrader molecules achieved concentrations in the brain sufficient to induce degradation of the aggregated proteins, widespread penetration into different parts of the brain, and brain/plasma ratios of 0.5 to 5.0, comparable to approved therapeutics with CNS activity. Our research efforts are aimed at designing PROTAC degraders to either specifically target pathologic oligomers or monomers of mutant huntingtin, tau, and alpha-synuclein, for the treatment of Huntington's disease, Alzheimer’s disease (tauopathies) and PD (synucleinopathies), respectively, or to impact pathway proteins contributing to their pathology in these diseases.
In addition to our tau and alpha-synuclein programs, our neuroscience pipeline includes a program directed to mutant huntingtin, or mHTT, a key protein target for Huntington’s disease. In preclinical studies, we have identified ligands that bind to mutant mHTT protein without binding to wild-type HTT protein in preclinical studies. This selectivity differentiates these ligands from other small molecule splice modulators that reduce both mHTT and wild-type HTT protein. We believe that our discovery of selective mHTT PROTAC degraders has the potential to eliminate the toxic mHTT protein.
Oncology, ARV-6723: Oral PROTAC HPK1 Degrader Program, and pan-KRAS Degrader Programs

In addition to neurological preclinical programs, we are exploring oncology and immuno-oncology preclinical programs.

ARV-6723 is an investigational, preclinical oral PROTAC designed to degrade HPK1 in solid malignancies. Preclinically, ARV-6723 has shown potent, selective HPK1 degradation and strong anti-tumor immune responses with superior tumor control in low- and high- immunogenic murine syngeneic tumor models. In solid tumor malignancies, such as NSCLC, melanoma, and renal cell carcinoma, or RCC, HPK1 acts as a negative regulator in T-cell receptor signaling, contributing to T-cell exhaustion and suppressing antitumor immunity. In addition, HPK1 has a regulatory role in other immune cell types that can be co-opted by tumors, thus enabling these cancers to resist immuno-oncology therapy. Degrading HPK1 and thus eliminating both its kinase and scaffolding functions has the potential to unleash an immune response with potent anti-tumor effects and minimum off-target toxicity.

We presented preclinical data at the Society for Immunotherapy of Cancer annual meeting in the fourth quarter of 2025 that we believe supports the potential of ARV-6723 to provide sustained anti-tumor immune response as a single agent or in combination with standards of care with improved clinical benefits, including that: ARV-6723, as a single agent, demonstrates anti-tumor efficacy superior to anti-PD1 or a clinical HPK1 inhibitor and combines with anti-PD1 to further enhance response; and ARV-6723 single agent activity outperforms the HPK1 inhibitor and anti-PD-1 efficacy and reinstitutes the tumor microenvironment. We believe these preclinical results support future investigation of ARV-6723 alone or in combination with other agents in patients with high- or low-immunogenic tumors.

In addition, we presented preclinical data for ARV-6723 at the AACR Immuno-Oncology Conference in the first quarter of 2026 that support clinical investigation of ARV-6723 in patients with solid tumors harboring high- or low-immunogenic tumor microenvironments, or TME, including immune checkpoint inhibitor-resistant tumor settings. This preclinical data showed robust single-agent antitumor and proinflammatory activity in multiple syngeneic tumor models, including those with immunosuppressive TMEs, and showed greater preclinical activity than an investigational HPK1 inhibitor or an anti-PD-1 antibody.

Pending regulatory feedback, we plan to initiate a Phase 1 clinical trial of ARV-6723 in patients with advanced solid tumors in mid-2026. Upon initiation of the clinical trial, ARV-6723 will be our first clinical candidate in immuno-oncology. Additionally, we plan to present preclinical data evaluating antitumor and unique immunomodulatory activity of ARV-6723 in immuno-oncology-resistant models compared to SOC checkpoint inhibition in the first half of 2026.

Our preclinical oral pan-KRAS program targets multiple variants of KRAS that drive solid tumors such as PDAC, colorectal cancer, NSCLC, and esophageal cancer, while sparing other RAS isoforms. We believe selectively targeting KRAS for removal may have benefits to tolerability compared with a pan-RAS approach. The poster presented at the 2025 Triple Meeting in the fourth quarter of 2025 showed that orally bioavailable pan-KRAS degraders have been identified that potently degrade multiple variants of KRAS and spare other RAS isoforms. A tool pan-KRAS PROTAC demonstrated robust single-agent activity and superior combination efficacy with immune checkpoint blockade compared with a pan-RAS ON inhibitor (seven complete responses compared with two complete responses). We plan to present preclinical data evaluating the activity and selectivity of a novel pan-KRAS degrader in multiple KRAS mutants and differentiation over RAS (ON) or pan-KRAS inhibitors in the first quarter of 2026 at the AACR Special Conference in Cancer Research: RAS Oncogenesis and Therapeutics. We also plan to present preclinical data evaluating the efficacy of a novel pan-KRAS degrader in a KRAS syngeneic model, as well as associated immune microenvironment changes in the first half of 2026.
Other Programs: Luxdegalutamide (ARV-766) and bavdegalutamide (ARV-110)
We had been developing luxdegalutamide and bavdegalutamide, each an investigational, orally bioavailable, AR degrading PROTAC targeted protein degrader, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. Both luxdegalutamide and bavdegalutamide demonstrated activity in preclinical models of AR overexpression and AR mutations, both common mechanisms of resistance to current standard-of-care agents in men with prostate cancer. We believed that the differentiated PROTAC pharmacology of luxdegalutamide and bavdegalutamide, including their iterative activity, had the potential to translate into significantly improved clinical outcomes over current SOC agents. However, a comparison of clinical data from separate studies of luxdegalutamide and bavdegalutamide showed that luxdegalutamide’s tolerability and efficacy was more promising than that of bavdegalutamide. As a result, early in the fourth quarter of 2023, we determined to prioritize the initiation of a Phase 3 clinical trial with luxdegalutamide in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide. Clinical trials for bavdegalutamide (ARV-110-101 and ARV-110-103) were completed in the second quarter of 2025.
In the second quarter of 2024, we completed a transaction with Novartis Pharma AG, or Novartis, which comprised a license agreement, or the Novartis License Agreement, and an asset agreement, or the Novartis Asset Agreement. Pursuant to the Novartis License Agreement, we granted Novartis an exclusive worldwide license for the development, manufacture and commercialization of luxdegalutamide, and we completed the transition of our ongoing and planned clinical trials of luxdegalutamide to Novartis in the fourth quarter of 2024. Pursuant to the Novartis Asset Agreement, we sold Novartis all of our rights, title and interest in our PROTAC protein degrader targeting AR-V7, a splice variant of the AR.
Intellectual Property
Our commercial success depends in part upon our ability to secure and maintain patent and other proprietary protection for our platform protein degradation technologies, including our PROTAC degrader programs, product candidates, and know-how related to our business, defend and enforce our intellectual property rights, in particular our patent rights, preserve the confidentiality of our trade secrets, and operate without infringing valid and enforceable intellectual property rights of others.
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
As of December 31, 2025, our patent estate that we own, co-own and in-license includes 71 issued U.S. patents, 318 granted foreign patents, and 620 pending patent applications (118 U.S. and 502 foreign). All dates noted for patent term expiration below exclude any potential patent term extensions or adjustments, assuming all appropriate maintenance fees are paid.
ARV-102
As of December 31, 2025, we have three families in our LRRK2 patent portfolio directed, in part, to the composition of matter of ARV-102, as well as other LRRK2 PROTAC degraders. These families include granted U.S. and foreign patents as well as pending U.S. and foreign applications. Any granted patent in these families will expire between 2041 and 2044. In addition, the LRRK2 portfolio includes pending U.S. and PCT applications directed to manufacturing methods for and crystalline forms of PROTAC LRRK2 degraders. These additional applications, if issued, will expire between 2044 and 2045.
ARV-806 and KRAS G12D
As of December 31, 2025, our KRAS G12D patent portfolio, including ARV-806, includes a composition of matter patent family, which includes a granted U.S. patent as well as pending U.S. and foreign applications. In addition, the KRAS G12D portfolio includes a pending U.S. method of treatment application. Any granted patents in this family will expire between 2044 and 2045.
ARV-393

As of December 31, 2025, our ARV-393 patent portfolio includes a composition of matter patent family, which includes an issued U.S. patent and an issued foreign patent, as well as pending applications in the U.S. and certain foreign jurisdictions including Europe, China, and Japan, and a method of treatment patent family with pending U.S. and PCT applications, as well as one pending foreign application. Any granted patents in these families will expire between 2042 and 2045. In addition, the ARV-393 BCL6 portfolio includes pending U.S. applications directed to drug treatment combinations, and drug formulation. These additional families, if issued, will expire in 2045~~.~~
ARV-027
As of December 31, 2025, our ARV-027 patent portfolio includes two patent families, one directed to a composition of matter and one directed to a method of treating SBMA, both of which have issued in the United States and are pending in select foreign jurisdictions. If issued, these families will have a natural patent expiry between 2037 and 2044.
Vepdegestrant
As of December 31, 2025, our vepdegestrant patent portfolio includes a family with issued composition of matter patents in the U.S. and in foreign jurisdictions, including China, Japan and Europe, as well as pending applications in U.S. and certain foreign jurisdictions. Any granted patents in this family will expire in 2037. This patent portfolio also includes patent families with pending applications directed to methods of treatment with a combination of vepdegestrant and palbociclib; methods of treating breast cancer with ER mutations; crystalline forms; formulations; manufacturing methods; dosage regimens; drug treatment combinations; and drug-drug interactions in the U.S. and certain foreign jurisdictions. Patents from these additional families, if issued, will expire between 2040 and 2046.
ARV-6723
As of December 31, 2025, our HPK1 patent portfolio includes two composition of matter patent families, which includes pending US and PCT patent applications. Patents from these families, if granted, will expire between 2044 and 2045.
Luxdegalutamide (ARV-766)
The intellectual property rights related to ownership of inventions, patent prosecution and maintenance of licensed patents, as defined in the Novartis License Agreement, are outlined in the Novartis License Agreement, including that, we own the licensed patents and Novartis has first right to file, prosecute and maintain all licensed patents and joint patents specified in the Novartis License Agreement, throughout the world. The luxdegalutamide patent portfolio includes a patent family directed to the luxdegalutamide composition of matter, which includes an issued U.S. patent and two foreign patents, including China. In addition, there are pending composition of matter pending applications in the U.S. and certain foreign jurisdictions including Europe, Japan, and China. Any granted patent in this family will expire in 2040. This patent portfolio also includes pending method of treatment applications in the U.S. and one foreign country, as well as a pending PCT application. This additional family, if issued, will expire in 2043. In addition, this portfolio includes patent families directed to crystalline forms, drug formulation, manufacturing, and drug-drug interaction, in the U.S. and one foreign jurisdiction, as well as pending PCT applications.
PROTAC Platform
Our PROTAC platform patent estate that we own, and in-license, covers constructs that have ligands for the Von Hippel Lindau, or VHL, E3 ubiquitin ligase, the cereblon, or CRBN, E3 ubiquitin ligase, the inhibitor apoptosis protein, or IAP, E3 ubiquitin ligase, and the human mouse double minute homolog (MDM2) E3 ubiquitin ligase. As of December 31, 2025, the VHL patent portfolio, which we exclusively license from Yale University, or Yale, includes composition-of-matter patents in the U.S., as well as certain foreign jurisdictions, as well as pending applications in the U.S. and foreign jurisdictions including Europe, China, and Japan. Any granted patents in this family will expire in 2033. As of December 31, 2025, the CRBN patent portfolio that we own includes issued composition of matter patents in in certain foreign jurisdictions including Europe China, and Japan, as well as pending applications in the U.S. and certain foreign jurisdictions. Any patents in this family will expire in 2035. As of December 31, 2025, the IAP patent portfolio that we own has pending composition of matter applications in the U.S. and Europe. Any granted patents in this family will expire in 2036~~.~~
As of December 31, 2025, the MDM2 patent portfolio that we own includes an issued composition of matter foreign patent, and pending composition of matter applications in the U.S. and Europe. Any granted patents in this family will expire in 2036.
Co-Owned Patent Portfolios
We co-own with Yale six patent families describing composition of matter claims of PROTAC targeted protein degrader compounds addressing certain discovery and other potential protein targets, and associated methods of use. As of December 31, 2025, one or more U.S. patents have been issued in all of these families, and one or more patents have been issued in certain foreign jurisdictions for two of these families. There are also pending patent applications in the U.S. and/or certain foreign jurisdictions in four of these families. We also co-own with Yale a composition of matter patent family that covers constructs that have ligands for the VHL E3 ubiquitin ligase. This family includes issued patents in the U.S. and certain foreign jurisdictions including Japan, and pending patent applications in the U.S. and certain foreign jurisdictions. Our rights to several of these patent applications are governed by the Amended Yale License Agreement described below in "Item 1. Business—Licenses and Strategic Collaborations".
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
In connection with our vepdegestrant pipeline product, we have filed trademark applications in the U.S. and internationally for a number of brand name candidates.
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
Pfizer Research Collaboration Agreement
In December 2017, we entered into a Research Collaboration and License Agreement with Pfizer setting forth our collaboration to identify or optimize PROTAC targeted protein degraders that mediate for degradation of targets, referred to in this section as Targets, using our proprietary platform technology that are identified in the agreement or subsequently selected by Pfizer, subject to certain exclusions. We refer to this agreement as the Pfizer Research Collaboration Agreement.
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
In the year ended December 31, 2018, we received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of our technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. We are eligible to receive up to an additional $3.8 million in non-refundable option payments if Pfizer exercises its options for all targets under the Pfizer Research Collaboration Agreement. We are also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as mid- to high-single digit tiered royalties, which may be subject to reductions, on net sales of PROTAC targeted protein degrader-related products. Pfizer selected additional targets and initiated additional services totaling $1.0 million and $3.5 million in December 2022 and 2021, respectively.

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
Novartis Transaction
In April 2024, we entered into the Novartis License Agreement and the Novartis Asset Agreement collectively referred to as the Novartis Transaction. The Novartis Transaction closed in May 2024 upon the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, at which time the Novartis License Agreement and the Novartis Asset Agreement became effective.
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
Under the terms of and as consideration for entering into the Novartis Transaction, we received a one-time, upfront payment in the aggregate amount of $150.0 million from Novartis. Under the Novartis License Agreement, we are also eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory, and commercial milestones for luxdegalutamide (ARV-766) being met, as well as tiered royalties based upon worldwide net sales of luxdegalutamide (ARV-766), subject to reduction under certain circumstances as provided in the Novartis License Agreement. During the year ended December 31, 2025, we received $20.0 million upon the achievement of a development milestone pursuant to the terms of the Novartis License Agreement.
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

Pursuant to the Original Yale Agreement, we paid to Yale an upfront payment of $0.1 million and we were responsible for paying Yale an annual license maintenance fee in varying amounts (ranging from the low tens-thousands of dollars to the mid to high tens-thousands of dollars) until the first sale to a third party of any licensed product, which is creditable against our royalty obligations for the given year. As of December 31, 2023, we paid a total of $0.7 million in license maintenance fees to Yale. In connection with the signing of the Amended License Agreement, our obligations under the Original Yale Agreement to pay Yale minimum annual royalties and certain other annual fees were eliminated, and Yale agreed to release all claims arising previously under the Original Yale Agreement.
Also in connection with the signing of the Amended License Agreement, we made a payment of $14.95 million to Yale, comprising both an upfront payment connected to the Amended License Agreement and an amount related to the collaboration income under the Novartis License Agreement and Novartis Asset Agreement (see Note 3, Research Collaboration and License Agreements, for a description of the agreements). We made another $5.0 million payment in June 2025 on the first anniversary of signing. Thereafter, we will also pay to Yale (1) up to $15.0 million if it secures approval of the first and second royalty products (as defined in the Amended License Agreement), (2) a low single digit percentage royalty on certain, more narrowly defined “collaboration products,” and (3) a lower single digit royalty on its aggregate worldwide net sales of certain newly defined “meaningfully involved products.”
Other provisions of the Original Yale Agreement remain materially unchanged under the Amended License Agreement, including the requirement to pay to Yale a minimum license maintenance royalty totaling $0.1 million per year until the first sale to a third party of any licensed product, followed by success-based milestones for the first two licensed products for the development of the protein degradation technologies totaling approximately $3.0 million for the first licensed product and approximately $1.5 million for the second licensed product, certain of which milestones have already been satisfied. We are also required to pay to Yale low single-digit royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions, and subject to minimum royalty payments that range from $0.2 million to $0.5 million. We are also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments made by us to Yale (except patent costs) will be tripled during the pendency of any patent challenge made by us against Yale.
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
Genentech License Agreement
In September 2015, we entered into an Option and License Agreement with Genentech focused on PROTAC targeted protein degrader discovery and research for target proteins, referred to in this section as Targets, based on our proprietary platform technology, other than excluded Targets as described below. Pursuant to this agreement, Genentech had an option to obtain an exclusive worldwide license to the applicable PROTAC targeted protein degraders directed against an applicable Target, which we refer to as Licensed PROTACs. Each such option was required to be exercised within a specified time after we deliver the data package for such Licensed PROTAC to Genentech. Once Genentech exercises an option, it is responsible, at its cost, to use diligent efforts to develop and commercialize the Licensed PROTAC through first commercial sale in the United States, the European Union, or EU, and Japan. This collaboration was expanded in November 2017 through an Amended and Restated Option, License and Collaboration Agreement, which we refer to as the Restated Genentech Agreement. Simultaneous with entering into the Restated Genentech Agreement, Genentech exercised its exclusive option with respect to a PROTAC targeted protein degrader. We receive annual updates on research and development activities related to this option.
Under the Restated Genentech Agreement, Genentech had the right to designate up to ten Targets for further discovery and research utilizing our PROTAC platform technology and also had the right to remove a

Target from the collaboration and substitute a different Target that is not an excluded Target at any time prior to us commencing research on such Target or in certain circumstances following commencement of research by us. The research phase of the collaboration with Genentech has ended. As such, Genentech is no longer able to nominate new Targets into the collaboration, and there are no active Targets in the collaboration for which we are conducting research activities. The only Target that remains part of the collaboration is the PROTAC targeted protein degrader for which Genentech exercised its exclusive option for as noted above.
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
Our platform and product focus is the discovery and development of protein degradation therapies using our small molecule PROTAC targeted protein degraders. Other companies researching chimeric small molecules for protein degradation include Accutar Biotechnology, Inc., C4 Therapeutics, Inc., Cullgen Inc.,

Foghorn Therapeutics, Inc., Kymera Therapeutics, Inc., Nurix Therapeutics, Inc. and Proteovant Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical or clinical investments in this field, including AbbVie Inc., Amgen Inc., Astellas Pharma, Inc., AstraZeneca plc, BeOne Medicines Ltd., Boehringer Ingelheim, Bristol Myers Squibb Company, GlaxoSmithKline plc, Genentech, Novartis AG, Pfizer and Sanofi. Since 2020, some of these biotechnology and pharmaceutical companies have announced the initiation of clinical trials for targeted protein degraders. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, or gene therapies. Additionally, other novel targeting mechanisms could ultimately address similar patient populations, such as SERDs, in breast cancer.
Additional competitive information related to our specific product candidates is summarized below:
ARV-102
Our product candidate, ARV-102, is a PROTAC LRRK2 degrader and in development to treat PD and PSP. With respect to PD, we are aware that several companies have candidates in the clinic designed to degrade or inhibit LRRK2, including IONIS Pharmaceuticals, Inc., Brenig Therapeutics, Inc., Biogen Inc. and Denali Therapeutics, Inc., Neuron 23, Inc. and Oncodesign Precision Medicine. There are also several companies who are developing product candidates to treat PD that are not LRRK2 inhibitors or degraders, including Genentech, a member of the Roche Group, Ventyx Biosciences, Inc., and Prevail Therapeutics, Inc.. No LRRK-2 targeted therapy is currently in the clinic for PSP. However, several companies do have product candidates in the clinic to treat PSP, including Novartis AG, Aprinoia Therapeutics, Inc., Transponson Therapeutics, Inc., Ferrer Internacionale, S.A., , Alzprotect SAS and GemVax & KAEL Co., Ltd.
ARV-393
Our product candidate, ARV-393 is a PROTAC BCL6 degrader and in development to treat relapsed/refractory NHL. We are aware of four companies with BCL6 degraders or inhibitors in the clinic, including Bristol Myers Squibb Company, Treeline Biosciences, Inc., Haisco Pharmaceutical Group, and Eli Lilly and Company. We also believe there may be several non-BCL6 degrader or inhibitor companies with product candidates to treat relapsed/refractory NHL, including F. Hoffman-La Roche Ltd. and AbbVie and its partner, Genmab.
ARV-806
Our product candidate, ARV-806, is a PROTAC KRAS G12D degrader in development to treat cancers with the G12D mutation, including pancreatic, colorectal and non-small cell lung cancers. We are aware that several companies have KRAS G12D or related inhibitors or degraders in the clinic, including Astellas Pharma, Inc., Incyte Corp., Genfleet Therapeutics, Inc., Verastem, Inc., Revolution Medicines, Inc., and Kumquat Biosciences Inc.
ARV-027
Our product candidate, ARV-027, is a PROTAC poly-Q AR degrader targeting polyQ-AR in skeletal muscle. We are aware that several companies have poly-Q AR or related inhibitors or degraders in the clinic, including AnnJi Pharmaceutical Co., Ltd.
Vepdegestrant
Our product candidate, vepdegestrant, targets breast cancer. In the second quarter of 2025, we and Pfizer submitted an NDA to the FDA, for vepdegestrant for the treatment of patients with ER+/HER2- ESR1-mutated advanced or metastatic breast cancer previously treated with endocrine-based therapy. This represents the first NDA submitted for a PROTAC. In the third quarter of 2025, we announced that the FDA accepted the NDA for vepdegestrant and assigned a PDUFA date of June 5, 2026.
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
In addition to currently marketed drugs, including elacestrant, an oral SERD, imlunestrant, an oral SERD, and fulvestrant, a first-generation SERD, there are also several product candidates in late stage clinical development for the treatment of metastatic ER+/HER2- breast cancer. These products in development include, in the case of metastatic ER+/HER2- breast cancer, SERDs, including camizestrant, giredestrant, and may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for vepdegestrant for which we obtain market approval.
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
Commercialization Plans
Our product candidates are still in preclinical and clinical development. Other than our discovery collaboration agreements, to date, we have retained commercialization rights for all of our development programs including global co-commercialization rights for vepdegestrant through our collaboration with Pfizer.
In past years, we had begun the process of establishing our own focused, specialized sales, marketing, and market access organization to support the commercialization of our product candidates, including vepdegestrant, in the United States. However, in September 2025, we announced that, with Pfizer, we have agreed to jointly select a third party for the commercialization and potential further development of vepdegestrant.
As our other product candidates progress through clinical development, we will revisit our commercial plans. We would expect to utilize a variety of types of collaboration, co-promotion, distribution and other marketing arrangements with one or more third parties to commercialize our product candidates in markets outside the United States or for situations in which a larger sales and marketing organization is required. However, as product candidates advance through our pipeline, our commercial plans may change. In particular, some of our research programs target potentially larger indications. Data, the size of the development programs, the size of the target market, the size of a commercial infrastructure and manufacturing needs may all influence our strategies in the United States, Europe and the rest of the world.
Manufacturing and Supply
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on third-party contract manufacturing organizations, or CMOs, and contract development and manufacturing organizations, or CDMOs, for both drug substance and finished drug product as well as for the synthesis of compounds in our preclinical research and development activities. We have engaged third-party manufacturers to supply the building blocks and drug substances for ARV-102, ARV-806, ARV-393, and vepdegestrant, as well as ARV-027, and we have also engaged third-party manufacturers to develop and manufacture finished drug product for ARV-102, ARV-393, ARV-806 and vepdegestrant, as well as ARV-027, that we are using and plan to use in our ongoing and planned Phase 1/2 and pivotal clinical trials, as well as for part of our IND-enabling plan. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements. Pursuant to the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer, Pfizer has primary responsibility to manufacture the commercial supply of vepdegestrant.
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
Government Regulation and Product Approvals
Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, such as the EU, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, reimbursement, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.
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
•preparation and submission to the FDA of an NDA for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacturing and controls, or CMC, for the product candidate and proposed labeling for one or more proposed indication(s);
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

•payment of user fees pursuant to the PDUFA and securing FDA approval of the NDA to allow marketing of the new drug product; and
•compliance with any post-marketing requirements.
Preclinical Studies

Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage, including in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish rationale for therapeutic use. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. These studies are typically referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in the FDCA that required animal testing in support of an NDA. In April 2025, the FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies, such as organ-on-a-chip systems, computational modeling, and advanced in vitro assays. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
The IND and IRB Processes
An IND is a request for FDA authorization to administer an investigational product to humans. Such authorization must be secured prior to interstate shipment and administration to a trial subject of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND.
The FDA requires a 30-day waiting period after the filing of each original IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and subjects in the study, and to help assure that the quality of the investigation will be adequate to permit an evaluation of the investigational product’s safety and efficacy. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials may begin.
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
Once an IND application takes effect, the sponsor of the IND may amend the application as needed to ensure that the clinical investigations are conducted according to protocols included in the IND. The FDA has indicated that sponsors are expected to submit amendments for new protocols or changes to existing protocols before implementation of the respective changes. However, there is no official timeline for an IND amendment. New studies may begin, however, when the sponsor has submitted the change to FDA for its review and the new protocol or changes to the existing protocol have been approved by the IRB with the responsibility for review and approval of the studies.
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee, or DMC. This group provides authorization for whether a trial may move forward at designated check points based on access that only the DMC maintains of available data. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk or for other reasons.
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
There is no obligation for a sponsor to make its drug products available for expanded access. However, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. Specifically, sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 clinical trial; or 15 days after the investigational drug or biologic product receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy. We received Fast Track designation for bavdegalutamide for mCRPC in 2019 and for vepdegestrant for ER+/HER2- breast cancer in the first quarter of 2024. In October 2025, the FDA issued final guidance further clarifying the statutory and regulatory requirements governing expanded access.
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
In some cases, the FDA may approve an NDA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are also referred to as post-marketing clinical trials. These studies are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further document a clinical benefit in the case of drugs approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting these clinical trials could result in withdrawal of approval for products.
The FDA has issued numerous guidance documents to specify how particular types of clinical trials should be conducted. This includes, but is not limited to, the guidance below:
•In March 2022, the FDA finalized guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how sponsors can utilize an adaptive trial design in the early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.
•In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a Diversity Action Plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.
•On January 27, 2025, in response to an executive order issued on January 21, 2025, relating to Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the actions to remove these webpages, including the draft DAP guidance, are unlawful under the Administrative Procedure Act. The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of NDAs.
•In September 2025, the FDA issued final guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the International Council for Harmonization’s recently updated E6(R3) guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise.
•In October 2025, the FDA issued final guidance that focuses on patient-focused drug development. The guidance outlines how stakeholders, such as patients, caregivers, researchers and medical product developers, can submit patient experience data in support of the development and approval of drug products. To that end, the guidance provides an overview of clinical outcome assessments, or COAs, in clinical trials, and the role that COAs may play in in evaluating the clinical benefit of a medical product.
Clinical Studies Outside the United States in Support of FDA Approval
In connection with a clinical development program, a sponsor may conduct trials at sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval in the U.S. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
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
In December 2025, in the context of negotiations involving reauthorization of PDUFA, the FDA proposed cutting fees for companies conducting clinical development programs in the United States, rather than abroad. It is unclear whether and how this proposal will be adopted and finalized.
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
In addition, a sponsor is given the opportunity to meet with the FDA at certain points in the clinical development program. Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings as well as end of phase meetings, such as end-of-phase 2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. A Type D meeting is focused on a narrow set of issues and should not require input from more than three disciplines or Divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.
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

The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the U.S. prior to being imported or offered for import into the U.S. In May 2025, the FDA disclosed plans to expand its use of unannounced inspections of foreign manufacturing facilities that produce drugs and biologics distributed in the U.S. Subsequently, in August 2025, the FDA introduced a “PreCheck” program with the intention of supporting companies as they build new facilities in the U.S. The PreCheck program provides manufacturers with more frequent FDA communication at critical development stages, including facility design, construction, and pre-production. These FDA initiatives flow from an executive order issued on May 5, 2025, calling for actions to reduce regulatory barriers to pharmaceutical manufacturing in the U.S.
Pediatric Studies
We do not currently conduct any pediatric studies. In the event that we ever do conduct pediatric studies, we will be subject to additional government regulation, including compliance with the Pediatric Research Equity Act of 2003, or PREA, and the FDA Reauthorization Act of 2017.
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
•Commissioner’s National Priority Voucher Program. On June 17, 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the Commissioner’s National Priority Voucher, or CNPV, Program, may reportedly be redeemed by sponsors to shorten the review time of an NDA from approximately 10-12 months to 1-2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a 1-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities. As with the FDA’s other programs for expediting review and approval of new drug products, there is no guarantee it would result in approval of our marketing applications or that such approval, if granted, would be on an expedited basis.
•Rare Disease Evidence Principles. In September 2025, the FDA introduced a framework intended to streamline the approval of new therapies for ultrarare diseases. The Rare Disease Evidence Principles, or RDEP, are intended to allow sponsors to rely on a single-arm trial in support of approval of drugs and biologics that treat rare diseases with very small patient populations and where the disease is linked to a known genetic defect and characterized by progressive functional deterioration leading to disability or death in a short period of time. The targeted diseases should also lack adequate alternative therapies.
None of these expedited programs changes the standards for approval but they may help expedite the development or approval process of product candidates.
Review and Approval of an NDA
In order to obtain approval to market a drug product in the United States, an NDA must be submitted to the FDA that provides sufficient data establishing the safety and efficacy of the proposed drug product for its intended indication. The application includes all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s CMC and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the drug product to the satisfaction of the FDA.
The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2026 is $4,682,003 million for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual prescription drug product program fee, which for federal fiscal year 2026 is approximately $442,213. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

Following submission of an NDA, the FDA conducts a preliminary review of the application within 60 calendar days of its receipt and it must inform the sponsor by that time or before whether the application is sufficiently complete to permit substantive review. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. In October 2025, the FDA issued internal guidance clarifying that “materially incomplete or inadequately organized” applications that would not permit timely, efficient and complete review will be the subject of an RTF. The internal guidance also provides that the agency will issue an RTF for an application that relies on a single adequate and well-controlled investigation to support approval if prior communications with the FDA determined the need for more than one clinical study and any justification for a single investigation is inadequate.
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
In addition, as a condition of approval, the FDA may require a sponsor to develop a Risk Evaluation Mitigation Strategies, or REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity.
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

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The FDA has historically interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. In February 2026, however, the Commissioner of FDA and the Director of Center for Biologics Evaluation and Research published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. The FDA has long had authority to approve new products on the basis of one trial plus confirmatory evidence and, in recent years, the agency has exercised that authority with respect to certain types of products. The FDA now takes the position that this will be the new official default standard for most product candidates.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. For those seeking to challenge the FDA’s CRL decision, the agency has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review. While CRLs were previously treated by the FDA as confidential and were only disclosed in action packages for approved products, the agency announced in September 2025 that it will now release CRLs promptly after they are issued to sponsors. Since that announcement, the FDA has posted a number of CRLs on its website.

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

On September 9, 2025, the President issued a Memorandum directing the Department of Health and Human Services, or HHS, to “ensure transparency and accuracy in direct-to-consumer, or DTC, prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the agency would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic “notice letter” directing companies to “remove any noncompliant advertising and bring all promotional communications into compliance.”

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. With passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. In addition, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses of approved products to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.
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

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws, the most recent of which is still in the process of being phased into the U.S. supply chain and regulatory framework. The Prescription Drug Marketing Act, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Congress enacted the Drug Supply Chain Security Act, or DSCSA, which made significant amendments to the FDCA, including by replacing certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme. The DSCSA now requires uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers; it also provides for preemption of certain state laws in the areas of licensure and prescription drug traceability. For wholesale drug distributors, the final DSCSA deadline was August 27, 2025, marking the date for mandatory transition to a fully electronic, interoperable system for tracking prescription drugs at the package level throughout the United States.

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
Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, a NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.

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

In October 2025, the FDA introduced a new program to expedite review of ANDAs and approval of generic drug products. Under this new initiative, a sponsor of an ANDA would qualify for faster review and approval if it conducts bioequivalence studies in the U.S., exclusively sources the active pharmaceutical ingredient in the U.S. and manufactures the finished drug product within the country, as well.
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

To the extent that the Section 505(b)(2) sponsor is relying on studies conducted for an already approved product, the sponsor is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA sponsor would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a NCE, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) sponsor.
Pediatric Exclusivity
While we do not currently conduct any pediatric studies. pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any patent or existing regulatory exclusivity, including orphan exclusivity.
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
The period of market exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the disease or condition for which the product has been designated. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by the President on December 27, 2020, the requirement for a product to show clinical superiority applies to drug products that received orphan drug designation before enactment of amendments to the FDCA in 2017 but have not yet been approved by FDA.

The FDA and the U.S. Congress may further reevaluate and revise the Orphan Drug Act and its regulations and policies. For example, in September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and not the “indication or use” for which the product is approved. Subsequently, in another case, a federal district court in Washington, D.C. followed the reasoning of the 11th Circuit decision and that decision was appealed to the U.S. Court of Appeals for the D.C. Circuit. On February 3, 2026, the Consolidated Appropriations Act of 2026 was enacted into law. It overruled these court decisions and codified the FDA’s longstanding interpretation of the scope of orphan drug exclusivity to apply to “the same drug for the same approved use or indication within such [designated] rare disease or condition.” This change, which applies retroactively, expressly authorizes the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants.
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
Federal and State Data Privacy and Security Laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

At the state level, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020, and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering additional laws that will go into effect that could go into effect in 2026 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.
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

In March 2010, the ACA was signed into law. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act.
The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
The Consolidated Appropriations Act, which was signed into law in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. The U.S. Supreme Court, on June 17, 2021, dismissed an action challenging the constitutionality of the ACA after finding that the plaintiffs do not have standing to bring the action. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. Further, with adoption of the One Big Beautiful Bill Act, or OBBB Act, in July 2025, Congress further restricted certain provisions in the ACA by eliminating enhanced premium tax credits, halting provisional coverage, removing repayment caps, reducing subsidies for lawfully present migrants, and tightening enrollment verification requirements.
Pharmaceutical Price Reforms
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, the President issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription products from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of products from Canada. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from the FDA prior to formally submitting their section 804 importation program, or
SIP, proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.
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
On August 16, 2022, the IRA was signed into law. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of enrolling in a plan providing outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 additional Part D drugs in 2027, 15 additional Part B or Part D drugs in 2028, and 20 additional Part B or Part D drugs in 2029 and beyond. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With passage of the One Big Beautiful Bill Act on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare beneficiaries' out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.
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

On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, or Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim Pharmaceuticals, Inc. also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral arguments in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard arguments in an additional three cases. On May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

On April 15, 2025, the President issued an executive order that directs HHS to take steps to reduce the prices of pharmaceutical products. The new executive order repeats many of the proposals advanced during the current President’s first term, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the executive order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the executive order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

Further, on May 12, 2025, the President issued an additional executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The executive order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The executive order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, on May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.

More recently, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025 Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the U.S. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices.” Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers.

On December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as OECD countries with a GDP of $400 billion and a per capita GDP that is at least 60% of the U.S. per capita GDP (an initial list of 19 reference countries is included in the proposed rule). Comments are due on the proposed pilot program rules on or before February 23, 2026, and the pilot programs are proposed to go into effect beginning October 1, 2026 for GLOBE and January 1, 2027 for GUARD.
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
Review and Approval of Medicinal Products in the EU

In order to market any product outside of the United States, a sponsor must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member EU, before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. The EU/European Economic Area, or EEA, applies harmonized regulatory rules for medicinal products, for the approval process and requirements governing the conduct of clinical trials, and for the regulatory approval of medicinal products. However, pricing and reimbursement for medicinal products varies greatly between countries and jurisdictions and can involve additional testing for health technology assessments.
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
Clinical Trial Approval
On January 31, 2022, the Clinical Trials Regulation (EU) No 536/2014, or CTR, became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC, or CTD. The CTR aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, is only required to submit a single application for approval. The submission is made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.
The main characteristics of the CTR include: a streamlined application procedure via a single entry point, the "EU Portal ad Database", a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or concerned member states. Part II is assessed separately by each concerned member state. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned member state. However, overall related timelines will be defined by the CTR.
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
The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the CTD, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the CTD remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.
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

Pediatric Studies
We do not currently conduct any pediatric studies. In the event that we ever do conduct pediatric studies, additional regulation will apply. For example, prior to obtaining a marketing authorization in the European Union, sponsors must demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation.
Marketing Authorization
To obtain marketing authorization for a product under EU regulatory systems, a sponsor must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure or mutual recognition procedure, or MRP). A marketing authorization may be granted only to a sponsor established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, sponsors have to demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.
The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the EEA (i.e. the EU as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the applicant also be used in certain other cases.
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
The decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference Member State, or RMS, prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the RMS's assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.
The MRP similarly is based on the acceptance by the competent authorities of the EU Member States of the marketing authorization of a medicinal product by the competent authorities of other EU Member States. The holder of a national marketing authorization may submit an application to the competent authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU Member State.
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
Regulatory Data Protection in the EU
In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be an NCE so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

In this context, it should be noted that the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. On December 11. 2025, the European Parliament and Council reached a provisional political agreement on the legislation which is expected to be adopted by mid-2026. Key changes include updating regulatory data exclusivity to a new system with 8 years data exclusivity and reduced market exclusivity period to 1 year which can be extended if specific conditions are fulfilled, adding launch/supply obligations, incentivizing antibiotic innovation with transferable vouchers, and streamlining approval procedures in the EU. This measure, and others, are expected to be adopted by mid-2026 and, following a transition period of 24 months, will likely take effect in mid-2028.
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
Pediatric Exclusivity
We do not currently conduct any pediatric studies, and therefore regulations related to pediatric exclusivity do not currently apply
Orphan Drug Designation and Exclusivity
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
Patent Term Extensions in the EU and Other Jurisdictions
The EU also provides for patent term extension through SPCs. The rules and requirements for obtaining a SPC are set out in Regulation (EC) 469/2009 and are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. These periods can be extended for six additional months if pediatric exclusivity is obtained, which is described in detail above. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis, and SPCs are valid. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.
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
Brexit and the Regulatory Framework in the United Kingdom

As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, is responsible for approving all medicinal products destined for the UK market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU. On April 28, 2025, the UK Parliament adopted amendments to improve and strengthen the UK’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current UK requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the UK left the EU prior to the date on which the EU CTR took effect, the UK legal framework did not benefit from the same revisions as occurred at EU level.

As of January 1, 2024, a new international recognition procedure, or the IRP, applies which intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and MRP as well as the FDA (for product approvals granted in the United States). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or a mutual recognition and decentralized procedure positive end of procedure outcome is an RR authorization for the purposes of IRP.
General Data Protection Regulation
There are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the EU’s GDPR which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Following the July 2020 Court of Justice of the European Union judgment invalidating the so-called EU-U.S. Privacy Shield, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework in July 2023. This adequacy decision permits U.S. companies who self-certify under the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework, and there is currently one pending litigation against the EU-U.S. Data Privacy Framework before the Court of Justice of the European Union, or the CJEU, C-703/25 P – Latombe v. Commission. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following the withdrawal of the United Kingdom from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. The United Kingdom government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. The European Commission decided in June 2021 that the level of data protection in the United Kingdom is “essentially adequate” for purposes of data transfer from the EU to the United Kingdom. On December 19, 2025, the European Commission renewed this decision until December 27, 2031. The United Kingdom and the U.S. have also agreed to a U.S.- United Kingdom “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer personal data from the United Kingdom to the U.S. Switzerland has also taken an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which functions similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the U.S.). Any changes or updates to these developments have the potential to impact our business.
Beyond the GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow the GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products.
Employees and Human Capital Management
As of December 31, 2025, we had approximately 246 full-time employees. Of these full-time employees, 188 employees were engaged in research and development activities, with over 167 employees possessing advanced degrees, and approximately 50 employees were engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We believe that we maintain good relations with our employees.
We recognize that identifying, attracting, incentivizing, integrating, retaining and promoting talented employees is vital to our success. We aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing and retaining our workforce to support our current pipeline and future business goals. Our efforts to recruit and retain a talented, passionate and inclusive workforce with different experiences, perspectives, and backgrounds include providing competitive compensation, including equity incentive compensation, and comprehensive benefits that provide resources to help employees and covered dependents manage their health, finances and life outside of work. Our aspiration and efforts to represent the communities we serve also extend to the leadership of the Company, including the board of directors and our senior leaders.
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
We also believe in the importance of our employees engaging in our community. In past years, we have hosted an IMPACT day, a company-wide community service day benefiting organizations in the Greater New Haven area and beyond. Giving back to the communities in which we work and live is an integral part of our corporate values and over half of our employees participated in person or virtually. The activities selected supported important priorities for Arvinas, including science, technology, engineering, and math, or STEM, initiatives, and the Greater New Haven and patient communities. We plan to continue IMPACT day in future years.
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
Risks Related to Our Financial Position and Need For Additional Capital
We have incurred significant losses since our inception. We expect to incur expenses and operating losses over at least the next several years and may never achieve or maintain profitability.
Our net losses totaled $80.8 million, $198.9 million and $367.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1,612.4 million. We have historically incurred losses, and expect to continue to incur losses in the future. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity, proceeds from our collaborations, grant funding and debt financing. We are still developing our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years if and as we:
•continue our ongoing and planned clinical trials of our product candidates, including ARV-102, our PROTAC protein degrader designed to target the LRRK2 protein, ARV-806, our PROTAC protein degrader designed to target KRAS G12D for mutated cancers, ARV-393, our PROTAC protein degrader designed to target the BCL6 protein, ARV-027, our PROTAC protein degrader designed to target the polyQ-AR protein, and vepdegestrant, for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer;
•progress our preclinical programs, including ARV-6723 and our pan-KRAS degrader program;
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
Our expenses could increase beyond our expectations if we are required by the FDA, the EMA, or other regulatory authorities to perform trials in addition to those that we currently expect or anticipate, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our clinical trials or the development of any of our current or future product candidates.

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
We have never generated revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, product candidates we may identify for development. We do not anticipate generating revenues from product sales for the next several years, if ever. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing, either alone or with collaboration partners, products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing approval for our product candidates and manufacturing, marketing and selling any products for which we may obtain marketing approval, either alone or with collaboration partners.
If one or more of the product candidates that we develop is approved for commercial sale and we decide to commercialize such products ourselves, we anticipate incurring significant costs associated with commercializing any approved product candidate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.
We will need substantial additional funding to continue our operations. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research or product development programs or future commercialization efforts.
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we continue our ongoing and initiate our planned clinical trials of ARV-102, ARV-806, ARV-393, ARV-027 and vepdegestrant, advance our other oncology programs and neurodegenerative programs and other preclinical programs, including ARV-6723 and our pan-KRAS degrader program, continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and our other product candidates and decide to commercialize such products ourselves. In the third quarter of 2025, we announced that we and Pfizer have agreed to jointly select a third party for the commercialization and potential future development of vepdegestrant. However, if we decide to commercialize any other product candidates ourselves, and obtain marketing approval for any of these product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms or not at all, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We had cash, cash equivalents and marketable securities of approximately $685.4 million as of December 31, 2025. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of December 31, 2025 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, scope, costs and results of our ongoing and planned clinical trials of ARV-102, ARV-806, ARV-393, ARV-027 and vepdegestrant;
•the progress, scope, costs and results of preclinical and clinical development for our other product candidates and development programs, including ARV-6723 and our pan-KRAS degrader program;
•the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurology research programs;
•the success of our collaborations, including with Pfizer and Genentech;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval and which we choose to commercialize ourselves;
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
Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations with Pfizer and Genentech and our out-license of luxdegalutamide to Novartis, we do not currently have any committed external source of funds.
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
Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates, conducting Phase 1, Phase 2 and Phase 3 clinical trials for our product candidates, and preparing for commercialization. However, we have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization, or arrange for a third party to do so on our behalf. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
In addition, as a business with limited operating experience and no history of revenue-generating commercial activity, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. If we choose to commercialize any of our approved products ourselves, we will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities.
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
In April 2025, we committed to and approved a reduction in our workforce by approximately 33% across all areas of our company, as part of our decision to streamline operations across the organization and enable the efficient progression of our portfolio. In addition, in September 2025, we announced further reductions to our workforce by an additional 15% to streamline operations, with the most significant reductions being roles related to vepdegestrant commercialization. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our cost savings plan and associated workforce reductions due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from our cost savings plan and associated workforce reductions, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, including conducting clinical trials and potentially commercializing our product candidates, including vepdegestrant, which could affect our ability to generate product revenue. In addition, our reductions in workforce could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing, if approved, our product candidates, including ARV-102, ARV-806, ARV-393, ARV-027 and vepdegestrant, in the future.
Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.
Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the Inflation Reduction Act, or IRA, was signed into law in August 2022, and the One Big Beautiful Bill Act, or OBBB Act, was signed into law in July 2025. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded corporations. The 1% excise tax generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to certain exceptions. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBB Act is not expected to have a material impact on our business or financial condition, however, this could change in the future and we will continue to assess the impact of the OBBB Act on subsequent periods. The recent changes under the OBBB Act include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBB Act, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the IRA, the OBBB Act and additional tax legislation.
In the future, we might not be able to utilize a significant portion of any net operating loss carryforwards and research and development tax credit carryforwards we may have.
As of December 31, 2025, we had $533.6 million of federal net operating loss carryforwards, $563.2 million of state and local net operating loss carryforwards, $44.7 million federal tax credit carryforwards and $22.3 million of state tax credit carryforwards. To the extent they expire unused, these net operating loss and tax credit carryforwards arising after 2017 will not be available to offset our future income tax liabilities. Federal net operating loss carryforwards may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income in the year in which carryforwards are used.
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
Our PROTAC technology platform is still a relatively new technology. Our future success depends on the successful development of this novel therapeutic approach. Prior to the initiation of our Phase 1 clinical trial for bavdegalutamide in 2019, no product candidates that use a chimeric small molecule approach to protein degradation, such as our PROTAC targeted protein degraders, had been tested in humans. No product candidates of this type have been approved in the United States or Europe, and the data underlying the feasibility of developing chimeric small molecule-based therapeutic products is both preliminary and limited. We have not yet succeeded and may not succeed in obtaining marketing approvals of our product candidates. There may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.
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
We do not have any product candidates that have been approved for commercialization. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
All of our product candidates are in clinical or preclinical development. We are developing ARV-102, an investigational PROTAC designed to degrade the LRRK2 protein, ARV-806, designed to degrade the KRAS G12D, ARV-393, designed to degrade the BCL6 protein, ARV-027, designed to degrade the poly-Q AR protein, and vepdegestrant, designed to degrade the ER protein. In the second quarter of 2025, we and Pfizer submitted an NDA to the FDA for vepdegestrant for the treatment of patients with ER+/HER2- ESR1-mutated advanced or metastatic breast cancer previously treated with endocrine-based therapy. In the third quarter of 2025, we announced that the FDA accepted the NDA for vepdegestrant and assigned a PDUFA date of June 5, 2026. We also announced in the third quarter of 2025, that we and Pfizer have agreed to jointly select a third party for the commercialization and potential future development of vepdegestrant.
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
•for products we choose to commercialize ourselves, establishing sales, marketing, market access and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•obtaining and maintaining third-party coverage and adequate reimbursement;
•maintaining a continued acceptable safety profile of the products following approval; and
•effectively competing with other therapies.
With respect to vepdegestrant, success will depend on our and Pfizer's ability to identify and successfully execute a commercialization arrangement with a third party and on the terms of any such deal.
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
Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials;
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
Further, cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our current clinical trials for ARV-393 and ARV-806 are in both first- and second-line settings. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

Further, we do not know whether clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a DAP for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by the President on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website; however, they have since been restored with a note that they could in the future be modified or removed. In light of these ongoing actions, there is considerable uncertainty. This action raises questions about the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development.
Similarly, the regulatory landscape related to clinical trials in the EU evolved. The CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. If we are not able to fulfill these new requirements, our ability to conduct clinical trials may be delayed or halted.
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
If SAEs, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to abandon or limit our further clinical development of those product candidates.
If any product candidates we develop are associated with SAEs, or undesirable side effects, or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the AEs, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects. Many product candidates that initially showed promise in early-stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further clinical development of the product candidates or limited their competitiveness in the market. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that our PROTAC technology will not cause undesirable side effects.
A potential risk in any protein degradation product is that healthy proteins or proteins not targeted for degradation will be degraded or that the degradation of the targeted protein in itself could cause adverse events, undesirable side effects, or unexpected characteristics. It is possible that healthy proteins or proteins not targeted for degradation could be degraded using our PROTAC technology in any of our ongoing, planned or future clinical studies. There is also the potential risk of delayed AEs following treatment using our PROTAC technology.
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
The results of preclinical studies may not be predictive of the results of clinical trials, and the results of early-stage clinical trials may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our ongoing early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of the ongoing and planned clinical trials of ARV-102, ARV-806, ARV-393, ARV-027 and vepdegestrant, may not be predictive of the results of any future clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our current or future preclinical studies and clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.
Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we have published and may in the future publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, the initial safety, tolerability, PK and efficacy data that we have disclosed in connection with our ongoing clinical trials of ARV-102, ARV-806, ARV-393, and vepdegestrant may not be indicative of the full results of those trials obtained upon completion. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects.
If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we are conducting and planning several clinical trials of ARV-102, ARV-806, ARV-393, ARV-027 and vepdegestrant. We cannot predict how difficult it will be to enroll patients for trials in these indications. Therefore, our ability to identify and enroll eligible patients for our clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:
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
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. In addition, our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, in September 2025, we announced that, with Pfizer, we have agreed to jointly select a third party for the commercialization and potential further development of vepdegestrant instead of commercializing ourselves. Furthermore, our April 2025 and September 2025 workforce reductions may cause us to reprioritize our portfolio and evaluate future strategic decisions.
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
We are currently conducting clinical trials of ARV-102, ARV-393, ARV-806, ARV-027 and vepdegestrant and intend to conduct other clinical trials for each of these and potentially other product candidates. We may conduct clinical trials in combination with other therapies, and have conducted combination clinical trials of vepdegestrant and preclinical combination studies of ARV-393. We are planning to initiate enrollment of a combination cohort of ARV-393 with glofitamab in patients with DLBCL in the ongoing Phase 1 clinical trial in the first half of 2026. We did not develop or obtain marketing approval for, nor do we manufacture or sell, any of the currently approved drugs or therapies that we are or may study in combination with our product candidates. If the FDA or similar regulatory authorities outside of the United States revoke their approval of the drug or drugs in combination with which we determine to develop with our product candidates, including ARV-102, ARV-806, ARV-393, ARV-027 or vepdegestrant, we will not be able to market our product candidates, including ARV-102, ARV-806, ARV-393, ARV-027 or vepdegestrant, in combination with such revoked drugs.
If safety or efficacy issues arise with any of these drugs, we could experience significant regulatory delays, and the FDA or similar regulatory authorities outside of the United States may require us to redesign or terminate the applicable clinical trials. If the drugs we use are replaced as the SOC for the indications we choose for ARV-393, ARV-102, ARV-806 or vepdegestrant, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. In addition, if manufacturing or other issues result in a shortage of supply of the drugs with which we determine to combine with ARV-102, ARV-806, ARV-393, ARV-027 or vepdegestrant, we may not be able to complete clinical development of ARV-102, ARV-806, ARV-393, ARV-027 or vepdegestrant on our current timeline or at all.
Even if any of our product candidates, including ARV-102, ARV-806, ARV-393, ARV-027 or vepdegestrant, were to receive marketing approval or be commercialized for use in combination with other existing drugs, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the drug used in combination with our product candidates, including ARV-102, ARV-806, ARV-393, ARV-027 or vepdegestrant, or that safety, efficacy, manufacturing or supply issues could arise with these existing drugs. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our other product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.
We have conducted, and may in the future conduct, clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. To date, we have conducted clinical trials in the United States and Spain, Germany, France, Georgia, the United Kingdom, the Netherlands, Canada and Denmark. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the trial satisfies certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.
Other risks inherent in conducting international clinical trials or using international trial sites include:
•foreign regulatory requirements, differences in healthcare services, and differences in cultural customs that could restrict or limit our ability to conduct our clinical trials;
•the administrative burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment;
•the failure of enrolled patients to adhere to clinical protocols or inadequate collection and assessment of clinical data as a result of differences in healthcare services or cultural customs;
•foreign exchange fluctuations;
•diminished or loss of protection of intellectual property in the relevant jurisdiction; and
•political, economic, environmental, and health risks relevant to specific foreign countries, including risks related to natural disasters or disease outbreaks.
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
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face and will continue to face competition from third parties that use protein degradation, antibody therapy, inhibitory nucleic acid, gene editing or gene therapy development platforms and from companies focused on more traditional therapeutic modalities, such as SMIs. The competition is likely to come from multiple sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies and public and private research institutions.
For specific information regarding competition to our product candidates, see “Item 1. Business—Competition” in this Annual Report on Form 10-K.
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
Risks Related to Dependence on Third Parties
We have an ongoing collaboration with Pfizer related to vepdegestrant, but have announced that we and Pfizer have agreed to jointly select a third party for the commercialization and potential future development of vepdegestrant. If our collaboration with Pfizer or another party is not successful, we may not be able to capitalize on the market potential of vepdegestrant.
In July 2021, we entered into a collaboration agreement with Pfizer, or the Vepdegestrant (ARV-471) Collaboration Agreement, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound vepdegestrant, or the Licensed Products. Although pursuant to the terms of the Vepdegestrant (ARV-471) Collaboration Agreement, we and Pfizer share equally (50/50) all development costs, including costs for conducting clinical trials, for the Licensed Products, subject to certain exceptions, our control over the amount and timing of resources that Pfizer dedicates to the development or commercialization of the Licensed Products is limited, including with respect to oversight and management of CMOs, CDMOs and CROs. Our ability to generate revenues from the Vepdegestrant (ARV-471) Collaboration Agreement will depend, in part, on Pfizer’s ability to successfully perform the functions assigned to it in such agreement.
While our agreement with Pfizer is ongoing, and we, along with Pfizer, continue market preparations for vepdegestrant in advance of the June 5, 2026 PDUFA date, in the third quarter of 2025, we announced that we and Pfizer have agreed to jointly select a third party for the commercialization and potential future development of vepdegestrant.

We cannot predict the success of our collaboration with Pfizer, or any efforts by Pfizer and us to engage a third party for commercialization of vepdegestrant. We cannot guarantee that our collaboration with Pfizer or the engagement of a third party commercialization partner, if we and Pfizer are successful in doing so, will lead to development or commercialization of the Licensed Products in the most efficient manner or at all. We have yet to determine how any potential transaction with a third party commercialization partner will impact us under the existing terms of the Vepdegestrant (ARV-471) Collaboration Agreement. Further, we cannot predict the potential terms of any third party arrangement with respect to the commercialization of vepdegestrant. In addition, Pfizer has a right to terminate the Vepdegestrant (ARV-471) Collaboration Agreement for convenience, subject to certain notice periods. As a result of any of the above, we may not receive any of the $1.4 billion in contingent payments based on specified regulatory and sales-based milestones for the Licensed Products under the Vepdegestrant (ARV-471) Collaboration Agreement.
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

We currently have, and anticipate in the future seeking additional, third-party collaborators for the research, development, and potential future commercialization of some of our PROTAC programs. For example, in September 2015 we entered into a research collaboration with Genentech, which we amended and restated in November 2017; in December 2017 we entered into a research collaboration with Pfizer; in July 2021 we entered into a development and commercialization collaboration with Pfizer; and in April 2024 we entered into an out-license agreement with Novartis. In addition, in the third quarter of 2025, we announced that we and Pfizer have agreed to jointly select a third party for the commercialization and potential future development of vepdegestrant.
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

To realize the full potential of our PROTAC Discovery Engine and accelerate the development of our PROTAC programs, we plan to continue to selectively pursue collaborations with companies with particular experience, including development and commercial expertise and capabilities. For example, in the third quarter of 2025, we announced that we and Pfizer have agreed to jointly seek a third party collaborator for the commercialization and potential future development of vepdegestrant. We face significant competition in attracting appropriate collaborators to advance the development of any product candidates for which we may seek a collaboration. We also may choose to out-license product candidates at any time. Whether we reach a definitive agreement for a collaboration or out-license will depend, among other things, upon our assessment of the potential collaborator’s or licensee's resources and expertise, the terms and conditions of the proposed collaboration or license, and the proposed collaborator’s or licensee's evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or other regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, the terms of any existing collaboration or license agreements, and industry and market conditions generally. The collaborator or licensee may also have the opportunity to collaborate on other product candidates or technologies for similar indications and will have to evaluate whether such a collaboration could be more attractive than one with us.
Collaborations and licenses are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical companies has reduced the number of potential future collaborators. Our existing collaboration and license agreements limit our ability to enter into future agreements on certain terms with potential collaborators. For example, we have granted exclusive rights to Genentech and Pfizer for the discovery, development and commercialization of PROTAC targeted protein degraders directed to certain protein targets, and during the terms of those agreements, we will be restricted from granting rights to other parties to use our PROTAC technology for those targets. In addition, we granted an exclusive worldwide license for the development, manufacture and commercialization of luxdegalutamide (ARV-766) to Novartis and during the term of the Novartis License Agreement, are restricted from granting rights to other parties related to luxdegalutamide (ARV-766). Any collaboration or license we enter into may limit our ability to enter into future agreements on particular terms or covering similar target indications with other potential collaborators or licensees.
We may not be able to negotiate collaborations or licenses on a timely basis, on acceptable terms or at all, including the collaboration we are seeking to establish with a third party for the commercialization and potential future development of vepdegestrant. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate or license, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate revenue from product sales, which could have an adverse effect on our business, prospects, financial condition and results of operations.
We rely and expect to continue to rely on third parties, including CROs, to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
We currently rely and expect to continue to rely on third-party CROs and other third parties to conduct our ongoing and planned clinical trials. We currently do not plan to independently conduct any clinical trials of ARV-102 or ARV-806, ARV-393, ARV-027 as well as ARV-6723 and our pan-KRAS degrader program, and have not independently conducted any clinical trials of our product candidates, including vepdegestrant, to date. Agreements with these third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.
Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols in the applicable IND. Moreover, the FDA requires compliance with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.
Furthermore, these third parties may have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties (including those governing confidentiality and privacy), meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.
We rely on third-party CMOs or CDMOs for the manufacture and testing of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on third-party CMOs or CDMOs for both drug substance and finished drug product as well as the building blocks used to manufacture drug substance and the testing of the same. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
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
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us.
We have development and supply agreements in place with respect to our clinical product candidates, and these arrangements do not extend to commercial supply. We acquire many key materials on a purchase order basis. As a result, we do not have long term committed arrangements with respect to our product candidates and other materials. If we receive marketing approval for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third party.
Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.
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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns, leadership changes and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development programs and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss, replacement and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, or review and approval of our product candidates. Pursuant to an executive order, on March 27, 2025, the Secretary of HHS announced a reorganization and an approximately 24% reduction in force at HHS and an approximately 18% reduction in force at the FDA. Subsequently, the FDA indicated that roughly a quarter of those employees who received reduction in force notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the PDUFA, it remains unclear how the administration’s reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA reduction in force did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. There have been several reports in which the FDA failed to meet a PDUFA goal date for approval of an NDA, or Biologics License Application due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the reduction in force and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees to be collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures and leadership changes being implemented by the current administration across the government — and in particular at the HHS and FDA — will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office in January 2025, the President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If these orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention and FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These and other future U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. During the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of CRLs due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health or other emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and NDAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.
Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

In 2025, the current administration initiated a series of tariff-related actions on U.S. trading partners, including China and India, where the building blocks of our drug substances are manufactured. The current tariff on goods from China is 20%, which may be increased in November 2026, and the current tariff on goods from India is 18%. There are certain product exemptions for pharmaceutical-related products, including an exemption relating to pharmaceutical-related products for clinical use.

On September 25, 2025, the President announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. The President indicated that the tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, the President delayed the October 1st effective date of the tariffs and announced that the administration had begun preparing tariffs on manufacturers that do not build in the U.S. or enter into an MFN drug pricing agreement with the current administration. Certain trading partners, including the European Union, South Korea and Japan, negotiated exemptions from the Section 232 tariffs on pharmaceuticals.

A host of other U.S. tariff actions remain possible, including an additional 25% tariff on products from countries that do business with Iran. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act does not authorize the President to impose tariffs, invalidating both the “reciprocal” tariffs and certain country-specific tariffs. However, the President announced plans to impose new tariffs under other authorities.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Further, some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the United States and China have been escalated in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, published an interim final rule in September 2025, referred to as the “Affiliates Rule,” which expands the scope of BIS export restrictions to include entities with 50% or greater ownership, in the aggregate, by one or more entities listed on the BIS entity list. While the Affiliates Rule has been suspended until November 10, 2026 as part of the U.S.-China tentative framework agreement, escalating tensions between the United States and China may prevent or hinder the export of materials or technical information between us and Chinese manufacturers and suppliers, and other Chinese third parties we may interact with in the future. In addition, other third parties with which we interact may require voluntary compliance or supply chain requirements that go above and beyond potential legislation to address perceived risk of “pass through,” which could make it difficult for us to operate our business.

In addition, on December 18, 2025, as part of the National Defense Authorization Act for Fiscal Year 2026, the President signed into law the BIOSECURE Act which limits U.S. government procurement from and grants to biotechnology companies of concern, or BCCs. Under the BIOSECURE Act, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by a BCC; (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or (iii) expend loan or grant funds for biotechnology equipment or services provided by a BCC. The BIOSECURE Act does not name specific companies as BCCs but treats any company on the U.S. Department of Defense 1260H list of Chinese Military Companies as a BCC. This list currently includes BGI Group, BGI Genomics Co., Ltd., Forensic Genomics International, and MGI Tech Co., Ltd., but does not include the WuXi entities. The legislation allows for other biotechnology companies, possibly including WuXi entities, to be added to the federal funding prohibitions at a later time. The 1260H list was updated by the Department of Defense in January 2024 and January 2025. On February 13, 2026, the Department published an updated list, which included WuXi AppTec but then abruptly withdrew the list. The implications of this action remain unclear. This law could have the potential to severely restrict the ability of companies like ours to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be adversely impacted by these or similar supply chain restrictions.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our product candidates (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidates used in our preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our manufacturing service arrangements with WuXi.

If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. or Chinese governments take retaliatory trade actions due to the recent trade tensions, such changes could have an adverse effect on our business, financial condition and results of operations.
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
We do not currently have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of biopharmaceutical products. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaboration or other arrangements with third parties. In past years, we had begun the process of establishing our own focused, specialized sales, marketing, and market access organization to support the commercialization of our product candidates, including vepdegestrant, in the United States. However, in September 2025, we announced that we and Pfizer have agreed to jointly select a third party for the commercialization and potential further development of vepdegestrant.
Other than with respect to vepdegestrant, we currently expect that we would build our own focused, specialized sales, marketing and market access organization to support the commercialization of our product candidates in the United States for which we receive marketing approval and that can be commercialized with such capabilities. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
If we are unable to establish our own sales and marketing capabilities and, therefore, we enter into arrangements with third parties to perform these services, our revenue from product sales and our profitability, if any, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.
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
The FDA has traditionally required sponsors to conduct two adequate and well-controlled studies in support of approval of an NDA. In February 2026, however, the Commissioner of FDA and the Director of Center for Biologics Evaluation and Research published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. The FDA has long had authority to approve new products on the basis of one trial plus confirmatory evidence and, in recent years, the agency has exercised that authority with respect to certain types of products. The FDA now takes the position that this will be the new official default standard for most product candidates. The implications of this decision and how it will impact our clinical development programs are unclear at this point.
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
As a company, we do not have experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs or other third-party consultants or vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. New oncology drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed.
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
Further, under the PREA, an NDA, or supplement to an NDA for certain drugs and biological products must contain data to assess the safety and effectiveness of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a PIP approved by the Paediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Paediatric Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.
In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court, including Loper Bright Enterprises v. Raimondo, Corner Post, Inc. v. Board of Governors of the Federal Reserve System, and, Securities and Exchange Commission v. Jarkesy. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and the CMS, on which we rely. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.
Finally, there is currently litigation ongoing challenging FDA's approval of another company's drug product, mifepristone. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.
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
In order to market and sell our products in the EU and in other jurisdictions outside of the United States, we, and any collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We, and any collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.
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
Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the MHRA is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the UK Parliament adopted amendments to improve and strengthen the United Kingdom’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current United Kingdom requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the CTR. Since the United Kingdom left the EU prior to the date on which the EU CTR took effect, the UK legal framework did not benefit from the same revisions as occurred at EU level.
In addition, as of January 1, 2025, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EU/EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. On December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation which is expected to be adopted by mid-2026. The revisions may have a significant impact on the pharmaceutical industry and our business. They would, among other things, set a baseline period of 8 years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total. There will likely be a transition period of 24 months, with the changes taking effect in mid-2028.
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
We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review, designations in the United States, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.
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
Even if we obtain any regulatory approval for our product candidates, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storing, advertising, promoting, sampling, record‑keeping and submitting safety and other post‑market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for potentially costly post‑marketing testing, including post-marketing clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the NDA. FDA guidance advises that patients treated with some types of gene therapy undergo follow‑up observations for potential adverse events for as long as 15 years. The holder of an approved NDA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the NDA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured or such regulatory authority disagrees with the promotion, marketing or labeling of that product, the regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.
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

We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA and other U.S. or foreign agencies, including the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or our collaborators communicate about any of our product candidates for which we, or they, receive marketing approval in a way that regulators assert goes beyond their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. In addition, following a memorandum from the President regarding disclosure of risks in direct-to-consumer prescription drug advertising, the FDA indicated it would increase enforcement on this topic. Alleged violations of the FDCA or other statutes, including the False Claims Act, or the FCA, relating to the promotion and advertising of prescription drugs as well as an increase in enforcement may lead to more investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws, which could put us and other drug companies at increased risk for allegations of non-compliance.

We will also need to carefully navigate the FDA’s various regulations, guidance and policies, regarding communication about products in development and distribution of scientific information on unapproved uses of products to healthcare providers. For example, the Pre-Approval Information Exchange Act was enacted in December 2022, which allows sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.
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
•Transparency Requirements - the federal physician transparency requirements known as the Physician Payments Sunshine Act, under the Patient Protection and the ACA, which requires manufacturers of drugs, medical devices, biological and medical supplies covered by Medicare, Medicaid, or State Children’s Health Insurance Program to report annually to the CMS within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•Analogous State, Local and Foreign Laws - analogous state, local and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader than similar federal laws, can apply to claims involving health care items or services regardless of payor, and are enforced by many different federal and state agencies as well as through private actions.
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
The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU Member States. In addition, payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
If the FDA or comparable foreign regulatory authorities approve generic versions of any of our future drug products that receive marketing approval through the NDA pathway, or such authorities do not grant such future products appropriate periods of data exclusivity before approving generic versions of our products, our sales could be adversely affected.
Once an NDA is approved, the product covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic product.
The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing an NCE. For the purposes of this provision, an NCE is a drug that contains an active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical trials, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application.

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
Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and our failure or the failure of our collaborators, CROs, CDMOs, contractors, consultants and other third parties to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU GDPR, which took effect across all member states of the EEA in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators.
In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Similar laws and regulations have been approved, or are expected to be approved, in several jurisdictions beyond the European Union.
There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, or Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision has led to increased scrutiny on data transfers from the EU to the United States generally and increased our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.
Following the CJEU decision, in October 2022, an executive order implemented the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework, or DPF, in December 2022, and has now adopted an adequacy decision to permit data transfers from the European Union to the United States going forward. This development permits data transfers at this point under this framework and more broadly has made international data transfers more straightforward, but these provisions are being challenged in court. The recent election in the United States and the new administration may also impact whether the DPF remains an adequate data transfer framework. The continuing uncertainty around this issue may further impact our business operations in the EU.

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. As with other issues related to Brexit, there are open questions about how personal data will be protected in the United Kingdom and whether personal information can transfer from the EU to the UK. Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR. The UK government has already determined that it considers all 27 EU and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the EU to the United Kingdom, although this decision may be re-evaluated in the future. The United Kingdom and the United States also have agreed on a framework for personal data to be transferred between the United Kingdom and the United States, called the UK-U.S. Data Bridge. The UK-U.S. Data Bridge may be challenged in the future. Continuing uncertainty about these data transfers, including the possibility of future changes, may impact our business operations.
There are multiple privacy and data security laws that may impact our business activities in the United States. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal HIPAA, HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Any clinical trials we conduct will be regulated by Subpart A of 45 CFR 46, also known as the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. Moreover, new laws and regulations governing privacy and security may be adopted in the future as well.
In addition to potential enforcement by the HHS, we could also be potentially subject to privacy enforcement from the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.
There are also increased restrictions at the federal level relating to transferring sensitive data (including certain kinds of clinical data) outside of the United States to certain foreign countries. The DOJ recently finalized a rule implementing Executive Order 14117, which creates restrictions related to the transfer of sensitive US data to countries such as China. The “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern” regulations establish a new regulatory regime that may have a significant impact in connection with the transfer of sensitive U.S. personal data to “countries of concern” (i.e., China (including Hong Kong and Macau), Cuba, Iran, North Korea, Russia, and Venezuela). This Rule prohibits (1) U.S. data brokers from licensing or otherwise transferring a wide variety of sensitive U.S. persons data to China (among other locations) and (2) all U.S. persons from knowingly engaging in any “covered data transaction” with “countries of concern” or “covered persons” involving access to bulk human genomic, epigenomic, proteomic, or transcriptomic data, or with human biospecimens from which such data can be derived. The DOJ Rule defines six categories of “sensitive personal data”: covered personal identifiers, precise geolocation data, biometric identifiers, human genomic data, personal health data, and personal financial data.
In addition, the Protecting Americans’ Data from Foreign Adversaries Act, or PADFA, which also passed in 2025 and is now in effect, prohibits data brokers from selling, licensing, transferring, disclosing, trading, or providing access to “personally identifiable sensitive data” of Americans to foreign adversaries, namely China, Russia, Iran, and North Korea, or entities controlled by a foreign adversary. Although the DOJ Rule and the PADFA share a common purpose, the PADFA focuses more on categories of data rather than transactions. The Act includes 16 categories of “sensitive data,” including biometric information, precise geolocation information, and genetic information. Collectively, the DOJ Rule and the PADFA, as well as other similar provisions that may be passed in the future, may create both operational challenges and legal risks for our business.
New laws also are being considered at the state level. For example, the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the CCPA does currently exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects, known as the Common Rule. The CCPA also has been amended through a recent referendum in California that creates additional obligations beginning in 2023. In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA. These laws are either in effect or will go into effect over the next few years. Like the CCPA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering legislation that could go into effect in 2026 and beyond. Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering, such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in applicable jurisdictions. These changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
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
In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for prescription drugs purchased through a pharmacy by the elderly and disabled and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this statute provides authority for limiting the number of drugs that will be covered in any therapeutic class, subject to certain exceptions. Cost reduction initiatives and other provisions of this statute could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. In March 2010, the Patient Protection and Affordable Care Act was signed into law, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA, which substantially changed the way healthcare is financed by both the government and private insurers.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted These changes include, the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031. Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. For example, with adoption of the OBBB Act on July 4, 2025, Congress further restricted certain provisions in the ACA by eliminating enhanced premium tax credits, halting provisional coverage, removing repayment caps, reducing subsidies for lawfully present migrants, and tightening enrollment verification requirements.
In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted, or the HTA Regulation. The HTA Regulation began to apply in January 2025 for oncology and advanced therapy medicinal products, with all new medicinal products set to be incorporated from 2030 onwards. The HTA Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It foresees a joint clinical assessment, or JCA, to be conducted by EU member states with one uniform clinical assessment of the new medicinal product and will serve as a basis for national HTA procedures of individual EU member states. While individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement, a negative JCA can have a substantial detrimental effect on all pricing and reimbursement in all EU member states.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription products from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their Section 804 importation program, or SIP, proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.
Further, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the IRA has been delayed by Congress to January 1, 2032.
On August 16, 2022, the IRA was signed into law. The legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of enrolling in a plan providing outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the next 15 drugs that will have negotiated prices go into effect in 2027. Negotiated prices for 15 additional Part B or Part D drugs will go into effect in 2028, and negotiated prices for 20 additional Part B or Part D drugs will go into effect in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With passage of the One Big Beautiful Bill Act on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.
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
On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, or Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim Pharmaceuticals, Inc. also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral arguments in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard arguments in an additional three cases. On May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.
Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
On April 15, 2025, the President issued an executive order that directs HHS to take steps to reduce the prices of pharmaceutical products. The new executive order repeats many of the proposals advanced during the current President’s first Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the executive order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the executive order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”
Further, on May 12, 2025, the President issued an additional executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The executive order directs the Secretary of HHS to communicate MFN price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The executive order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, on May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.
More recently, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025 Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the U.S. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices.” Since that time, virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers.
On December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as OECD countries with a GDP of $400 billion and a per capita GDP that is at least 60% of the U.S. per capita GDP (an initial list of 19 reference countries is included in the proposed rule). Comments are due on the proposed pilot program rules on or before February 23, 2026, and the pilot programs are proposed to go into effect beginning October 1, 2026.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
In other jurisdictions, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our products and/or product candidates could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more product candidates, and there could be a material adverse effect on our business.
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
There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, the Bribery Act, or other legal requirements, including Trade Control Laws. If we are not in compliance with the FCPA, the Bribery Act, and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges, including The Nasdaq Stock Market, for violations of the FCPA’s accounting provisions. Likewise, any investigation of any potential violations of the FCPA, the Bribery Act, other anti-corruption laws or Trade Control Laws by U.S., U.K. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.
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
Social media platforms and AI-based platforms present new risks and challenges to our business.
As social media continues to expand, it also presents us with new risks and challenges. Social media is increasingly being used to communicate information about us, our programs and the diseases our product candidates are being developed to treat. Social media practices in the biopharmaceutical industry are evolving, creating uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations or other consequences. Further, the accidental or intentional disclosure of non-public information by our workforce or others through media channels could lead to information loss. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. The nature of social media prevents us from having real-time control over postings about us on social media. We may not be able to reverse damage to our reputation from negative publicity or adverse information posted on social media platforms or similar mediums. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business including quick and irreversible damage to our reputation, brand image and goodwill.
Additionally, AI-based platforms, including generative AI, are increasingly being used in the biotechnology and biopharmaceutical industry, including by us. The use of AI platforms by our employees or third parties on which we rely, including our vendors, suppliers and contractors, with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the unauthorized release of such information, in contravention of our internal policies, data protection laws, and other applicable or contractual requirements. The misuse of AI-based platforms or solutions may give rise to liability, lead to the loss of trade secrets or other intellectual property, result in reputational harm, or lead to outcomes with unintended biases or other consequences. The misuse of AI-based platforms or solutions could also result in unauthorized access and use of personal data of our employees, clinical trial participants, collaborators or other third parties. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our common stock.
Risks Related to Employee Matters and Managing Growth
Our future success depends on our ability to retain key employees, consultants and advisors, as well as our ability to attract, train, retain and motivate qualified personnel.
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

Recruiting and retaining qualified scientific, clinical, manufacturing, sales, marketing and market access personnel has been and will continue to be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. For example, in July 2025, we announced that John Houston, Ph.D., our Chairperson, President and Chief Executive Officer notified us of his plans to retire from his role as our President and Chief Executive Officer following the search for, and the appointment of, a new Chief Executive Officer. We announced in February 2026 the onboarding of our new Chief Executive Officer and President, Randy Teel, Ph.D. Dr. Teel was also appointed as a member of our board of directors, and Briggs Morrison, M.D., our lead independent director, was appointed as chair of our board of directors. Dr. Houston remains as board member. Any significant leadership change or executive management transition, such as our transition to a new president and chief executive officer, involves inherent risk and can be difficult to manage. Initially, such changes could be disruptive to our daily operations or relationships with employees and collaborators, make it more difficult to hire and retain key employees or impact our public or market perception, any of which could have a negative impact on our business or share price. In addition, although Dr. Teel was our Chief Business Officer and Dr. Houston remains on the board of directors, management transitions inherently cause some loss of institutional knowledge, which could negatively affect strategy and operation execution during the transitional phase. Management transitions may also create uncertainty and involve a diversion of resources and management attention, which could negatively impact our ability to operate effectively or execute our strategies.
We may also need to grow the size of our organization in the future based on how our organization evolves. Managing future growth will involve implementation and improvement of our managerial, operational and financial systems and procedures and recruitment and training of additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our internal computer systems and those of our collaborators, CROs, CDMOs, contractors, consultants and other third parties are vulnerable to cyber attacks, cyber intrusions and security breaches, which could not only materially disrupt our business operations and result in the loss of confidential information, but could also damage the integrity of our clinical trials, impact our regulatory filings, compromise our ability to protect our intellectual property, and subject us to regulatory actions that could result in significant fines or other penalties.
Our internal computer systems and those of any collaborators, CROs, CDMOs, contractors, consultants or other third parties that we work with, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or collaborators and other business partners, or from cyber-attacks by malicious third parties. In recent years, cyber-attacks have increased in their frequency, sophistication and intensity, and have become increasingly difficult, time consuming and costly to detect and we have experienced certain attacks, though minor, related to third-party vendors. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. These types of incidents continue to be prevalent and pervasive across industries, including in our industry. In addition, we expect information security risks to continue to increase due to the proliferation of new technologies, including AI, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors.
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
Our employees, independent contractors, vendors, principal investigators, CROs, CMOs, CDMOs, and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, privacy laws and insider trading laws, which could materially harm our business.
We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs, CMOs, CDMOs, and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include:
•intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA or similar foreign regulatory authorities;
•healthcare fraud and abuse laws and regulations in the United States and in other jurisdictions;
•violations of U.S. federal securities laws, including those related to trading in our common stock;
•violations of applicable US and international privacy laws; and
•failures to report financial information or data accurately.
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
Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 34% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence or control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence or control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:
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
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Company, or Piper Sandler, and Cantor Fitzgerald & Co., or Cantor, as agents, pursuant to which we sold 1,449,275 shares of common stock in at-the-market offerings, resulting in net proceeds of approximately $36.0 million. In November 2023, we amended and restated the Equity Distribution Agreement with Piper Sandler and Cantor, pursuant to which we may offer and sell from time to time, through the agents, up to an additional approximately $262.8 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the year ended December 31, 2025, since the amendment and restatement of the agreement, no shares were issued under this agreement.
Sales of substantial amounts of shares of our common stock or other securities by our stockholders under our universal shelf registration statement, including pursuant to our "at-the-market" offering program, or otherwise could also dilute our stockholders.
We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to any new compliance initiatives and corporate governance practices.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations, including those promulgated by the SEC, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we incur significant legal and financial compliance costs as a result of these rules and regulations, and these rules and regulations have made some activities more time-consuming and costly.
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
Because we have never paid and do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, and any cash expended via our share repurchase program, will be our stockholders’ sole source of gain.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business, other than any cash we have expended with respect to our share repurchase program. We do not intend to pay cash dividends in respect of our common stock in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects, then applicable contractual restrictions and any other factors deemed relevant by our board of directors. As a result, capital appreciation, if any, of our common stock and any cash we have expended via our share repurchase program will be our stockholders’ sole source of gain for the foreseeable future.
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
Based on an assessment using the previously described risk mitigation strategy, we do not believe there are currently any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. See “Our internal computer systems and those of our collaborators, CROs, CDMOs contractors, consultants and other third parties are vulnerable to cyber attacks, cyber intrusions and security breaches, which could not only materially disrupt our business operations and result in the loss of confidential information, but could also damage the integrity of our clinical trials, impact our regulatory filings, compromise our ability to protect our intellectual property, and subject us to regulatory actions that could result in significant fines or other penalties” in Part I, Item 1A. “Risk Factors” for additional information.
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
We have a cross-functional Cybersecurity Board led by our Senior Vice President, Information Technology Systems & Security, or SVP ITSS, serving as the chair and consisting of executive-level and non-executive level leaders, including among others, our chief financial officer and general counsel. This board is responsible for reviewing, engaging and making decisions related to the execution and continuous improvement of cybersecurity strategy, processes and governance impacting our information systems, employees, partners and patients. Our SVP, ITSS, leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Our SVP, ITSS, is an experienced senior leader with more than 25 years of experience in information technology within the pharmaceutical industry leading a team of employees and consultants with a breadth of experience including security management experience along with Certified Information Systems Security Professional, or CISSP certification.
In an effort to deter and detect cyber threats, we periodically provide our workforce, including all employees and contingent staff, with a privacy, data protection, cybersecurity and incident response, and prevention education and awareness program, which includes annual and supplemental training covering a range of timely and relevant topics. Past topics have included social engineering, phishing, password protection, confidential data protection, asset use, and mobile security. This education and awareness program functions to educate employees on the importance of reporting all incidents immediately. In addition, we perform monthly phishing test campaigns to reinforce identification and reporting training. We automatically assign online reinforcement training upon initial phish test failure and may follow-up one-on-one as needed, including providing additional training. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs. Lastly, we perform annual penetration tests conducted by independent, third-party cybersecurity firms and ongoing vulnerability assessments conducted by the internal security team.

Item 2. Properties.
As of December 31, 2025, we leased approximately 73,500 square feet of office and laboratory space in New Haven, Connecticut under leases, as amended, that expire in December 2029. We believe that our facilities are sufficient to meet our current needs and that suitable additional or alternative space will be available as and when needed on commercially reasonable terms for any future growth.
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
Holders
As of February 20, 2026, there were approximately 18 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
Recent Sales of Unregistered Securities
We did not issue any securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during the year ended December 31, 2025.
Purchases of Equity Securities
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
The following table provides information about purchases by us during the three months ended December 31, 2025 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (millions)
October 1, 2025 - October 31, 2025	6,667,168	$9.48	6,667,168	$16.5
November 1, 2025 - November 30, 2025	782,560	$9.61	782,560	$9.0
December 1, 2025 - December 31, 2025	0	$—	0	$9.0

(1) In September 2025, our board of directors approved the repurchase by us of shares of our common stock having a value of up to $100.0 million in the aggregate. Share repurchases under the Program may be made from time to time through a variety of methods, which may include open market purchases, privately negotiated block trades, accelerated share repurchases, other privately negotiated transactions or any combination of these methods. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The Program is funded using our working capital. The Program has no time limit and can be modified, suspended or discontinued at any time without prior notice. Repurchased shares are recorded as treasury stock, at cost, and are eligible to be reissued under our stock plans and for other corporate purposes. We believe we have met our objectives for the stock repurchase program. As of December 31, 2025, we suspended the program and have no further plans to repurchase additional shares.
During the twelve months ended December 31, 2025, we repurchased 10,009,758 shares of our common stock, at an average price of $9.09 per share, for an aggregate purchase price of $91.0 million, plus commissions and excise tax of $0.9 million.
Performance Graph
The following performance graph shows a comparison of cumulative total shareholder returns on our common stock with the Nasdaq Composite Index and the Nasdaq Biotechnology Index from December 31, 2020 through December 31, 2025. The graph assumes an investment of $100 on December 31, 2020 in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes that any dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance. The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Arvinas, Inc.
Nasdaq Composite Index
Nasdaq Biotechnology Index
250
200
150
100
50
0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025

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
Overview
Our Business
We are a clinical-stage biotechnology company dedicated to improving the lives of patients suffering from debilitating and life-threatening diseases. Through our PROteolysis TArgeting Chimera, or PROTAC, protein degradation platform, we are pioneering the development of a new class of therapeutics designed to harness the body’s own natural protein disposal system to selectively and efficiently degrade and remove disease-causing proteins. We have designed and optimized our proprietary PROTAC Discovery Engine for the discovery of PROTAC therapeutics to address diseases caused by abnormal proteins or aberrant protein expression. We believe that our targeted protein degradation approach is a novel therapeutic modality that may provide distinct advantages over existing therapies and address a broad range of targets, including historically undruggable proteins, in areas of significant unmet need.
In the past five years, seven of the programs developed using our PROTAC protein degradation platform have progressed to clinical trials in oncology and neurology indications after demonstrating potent and selective protein degradation in our preclinical studies. The U.S. Food and Drug Administration, or FDA, has accepted our New Drug Application, or NDA, for vepdegestrant, our most advanced product candidate from the platform, for the treatment of patients with estrogen receptor-positive (ER+)/human epidermal growth factor receptor 2-negative (HER2-), or ER+/HER2-, estrogen receptor 1, or ESR1, mutated advanced or metastatic breast cancer who have previously received endocrine-based therapy, and has assigned a Prescription Drug User Fee Act, or PDUFA, action date of June 5, 2026. We believe favorable clinical trial results in our ongoing oncology and neurology programs would further validate our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins.
We are currently progressing the following product candidates through clinical development programs:
•ARV-102, targeting the leucine-rich repeat kinase 2, or LRRK2, protein for the treatment of neurodegenerative diseases, including Parkinson's disease, or PD, and progressive supranuclear palsy, or PSP;
•ARV-806, targeting Kirsten rat sarcoma, or KRAS, G12D protein for cancers with the G12D mutation, including pancreatic, colorectal and non-small cell lung cancer;
•ARV-393, targeting the B-cell lymphoma 6, or BCL6, protein for the treatment of relapsed/refractory non-Hodgkin lymphoma, or NHL;
•ARV-027, targeting the polyglutamine-expanded androgen receptor, or polyQ-AR, in skeletal muscle; and
•vepdegestrant, targeting the estrogen receptor, or ER, for the treatment of locally advanced or metastatic ER+/HER2- breast cancer.

We are also advancing several preclinical candidates through early stage development in a broad range of intracellular disease targets, including proteins that currently cannot be addressed by existing small molecule therapies, commonly referred to as “undruggable” or under-drugged targets. These preclinical candidates include ARV-6723 targeting hematopoietic progenitor kinase 1, or HPK1, and a pan-KRAS degrader targeting multiple variants of KRAS while sparing other RAS isoforms.
In addition to the programs above and our early-stage collaborations, including with Pfizer, Inc., or Pfizer, and Genentech, Inc. and F. Hoffman-La Roche Ltd., or Genentech, we are conducting exploratory research and development work on multiple other undisclosed targets.
Our Clinical Stage Programs
ARV-102: Oral PROTAC LRRK2 Degrader Program
ARV-102 is an investigational, orally bioavailable PROTAC designed to cross the blood-brain barrier and specifically target and degrade LRRK2, which is a large, multi-domain scaffolding kinase with GTPase activity. ARV-102 is our first oral PROTAC protein degrader in clinical development to treat neurodegenerative diseases. We believe our LRRK2 degraders are particularly well positioned to be evaluated in neurodegenerative diseases where there are currently no disease modifying therapies available, including :
•PD, where increased LRRK2 expression and activity contributes to neurodegeneration and pathogenesis of PD; and
•PSP, where genetic variations in LRRK2 are associated with PSP progression and accelerated time to death. Additionally, we have published data associating the tau pathology of PSP with LRRK2-mediated endolysosomal dysfunction.
We have been evaluating ARV-102 in Phase 1 clinical trials in healthy volunteers and patients with PD.
•Healthy Volunteers: We initiated the first-in-human Phase 1 clinical trial for ARV-102 in the first quarter of 2024. We completed the single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts of the ARV-102 Phase 1 clinical trial in healthy volunteers.
•Patients with PD: We completed enrollment in the SAD cohort of the ARV-102 Phase 1 clinical trial in patients with PD in the second quarter of 2025. We received Clinical Trial Application approval in the Netherlands to initiate a multiple dose cohort of the Phase 1 clinical trial in patients with PD in the second quarter of 2025, and we initiated this multiple dose cohort in the third quarter of 2025. In the fourth quarter of 2025, we completed enrollment in the multiple dose cohort.
In the second quarter of 2025, we presented data from the first-in-human Phase 1 healthy volunteer clinical trial of ARV-102 at the 2025 International Conference on Alzheimer’s and Parkinson’s Diseases, or AD/PD, 2025, including results from the randomized, double-blind, placebo-controlled SAD cohort, and initial results from the MAD cohort. The ARV-102 Phase 1 clinical data in healthy volunteers demonstrated substantial reduction of LRRK2 in CSF with a promising safety/tolerability profile and favorable pharmacodynamic outcomes. Key findings from the clinical trial indicated brain penetration, substantial central and peripheral LRRK2 protein degradation, and downstream LRRK2 pathway engagement.
In the fourth quarter of 2025, we presented late breaking positive Phase 1 data from our clinical trial of ARV-102 in healthy volunteers, and from the SAD cohort of our Phase 1 clinical trial of ARV-102 in patients with PD, as well as CSF Proteomic Data from the Phase 1 clinical trial of ARV-102 in healthy volunteers at the 2025 International Congress of Parkinson’s Disease and Movement Disorders®. Data from the Phase 1 SAD and MAD clinical trial in healthy volunteers showed that ARV-102 was generally well tolerated, with no discontinuations due to adverse events, or AEs, or serious adverse events, or SAEs, observed in the trial population, favorable pharmacokinetics and pharmacodynamics. Interim SAD data from the Phase 1 clinical trial in patients with PD showed single doses of ARV-102 were well tolerated with only mild treatment-related AEs, including headache, diarrhea, and nausea, with no SAEs, and favorable pharmacokinetics and pharmacodynamics.
We plan to present data from the multiple dose cohort of the Phase 1 clinical trial of ARV-102 in patients with PD in the first quarter of 2026 in an oral presentation at 2026 AD/PD. Pending regulatory feedback, we plan to initiate a Phase 1b clinical trial of ARV-102 in patients with PSP in the first half of 2026, and have the potential to initiate a registrational trial of ARV-102 in PSP in late 2026, pending regulatory feedback.
ARV-806: Novel PROTAC KRAS G12D Degrader Program
ARV-806 is an investigational novel PROTAC designed to selectively target and degrade mutant KRAS G12D in solid tumors. KRAS is one of the most frequently mutated human oncogenes and G12D is the most common mutation of the KRAS protein. We believe ARV-806 has the potential to address high unmet need in solid tumors, such as pancreatic, colorectal and non-small cell lung cancer, or NSCLC, with KRAS G12D mutation.
We have conducted preclinical studies of ARV-806 and in the preclinical setting, ARV-806 demonstrated high potency and selectivity, with robust antitumor activity through dose-responsive degradation of KRAS G12D in KRAS G12D mutated cancer models, including pancreatic and colorectal models. These preclinical data demonstrate sustained pharmacodynamic activity consistent with long-lasting target degradation, which we believe supports intermittent clinical dosing. In particular, in the fourth quarter of 2025, we presented new preclinical data at AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics highlighting ARV-806's high potency and clear differentiation from both KRAS inhibitors and degraders currently in the clinic while also demonstrating dose-dependent, selective, robust anti-tumor activity, with regressions across preclinical models of KRAS G12D-mutant cancers; in vitro potency approximately 25 times greater than KRAS inhibitors and 40 times greater than the leading clinical-stage degrader, and degradation greater than 90% for seven days after single dose and significant efficacy in models of pancreatic, colorectal, and lung cancer.
We believe ARV-806 has the potential to address high unmet need in solid tumors, such as pancreatic, colorectal and non-small cell lung cancer. We filed an investigational new drug application with the FDA for ARV-806 in the first quarter of 2025 and received a safe-to-proceed letter from the FDA in the second quarter of 2025. We initiated enrollment in a Phase 1 clinical trial of ARV-806 in patients with advanced solid tumors harboring KRAS G12D mutations in the second quarter of 2025 and this trial is currently ongoing.
In the first quarter of 2026, we announced that we had completed dose escalation for once-weekly administration ahead of plan based on faster-than-anticipated enrollment of the Phase 1 clinical trial evaluating ARV-806 in patients with solid tumors harboring KRAS G12D mutations. We plan to continue enrollment in this clinical trial and anticipate sharing initial clinical data in patients with solid tumors harboring KRAS G12D mutations in 2026.
ARV-393: Oral PROTAC BCL6 Degrader Program
ARV-393 is an investigational, orally bioavailable PROTAC designed to specifically target and degrade BCL6, a transcriptional repressor and a key regulator of normal B-cell maturation and differentiation processes. Deregulation of BCL6 function (e.g., via chromosomal translocation, mutations) may lead to malignant transformation and development of NHL. Also as a lineage defining transcription factor of T-follicular helper cells, BCL6 has been implicated in nodal T-follicular helper cell lymphoma, or nTFHL, including the angioimmunoblastic type, formerly angioimmunoblastic T-cell lymphoma, or AITL.
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
We have conducted preclinical studies of ARV-393 alone, in combination with SOC chemotherapy and biologic agents, as well as oral, investigational small molecule inhibitors in high grade and aggressive diffuse large B-cell lymphoma, or DLBCL, and in combination with glofitamab, a CD20xCD3 bispecific antibody and an emerging SOC option for DLBCL, in models of aggressive high grade DLBCL. We believe the totality of our ARV-393 preclinical data provides a compelling rationale to evaluate ARV-393 in combination with bi-specifics, oral pathway inhibitors, and potentially other SOCs in the larger DLBCL indication.

We initiated the monotherapy cohort of our first-in-human Phase 1 clinical trial of ARV-393 in patients with relapsed or refractory NHL in the second quarter of 2024 and are currently recruiting patients for this clinical trial. We announced previously that there have been multiple responses in early cohorts in both B- and T-cell lymphomas in the first-in-human Phase 1 clinical trial. Dose escalation in the trial is ongoing and the safety profile of ARV-393 supports continuing dose escalation. We also believe these early data support an emerging, and differentiated, therapeutic benefit of ARV-393. We plan to share updated clinical data from the ongoing Phase 1 clinical trial of ARV-393 in patients with relapsed/refractory NHL at a medical congress in the second half of 2026. We also plan to initiate enrollment of a glofitamab combination cohort in patients with DLBCL in the ongoing Phase 1 clinical trial of ARV-393 in the first half of 2026.

ARV-027: Oral PROTAC polyQ-AR Degrader Program
ARV-027 is an investigational, oral, peripherally restricted PROTAC designed to selectively target and eliminate the polyQ-AR in skeletal muscle. In the fourth quarter of 2025 at the International Congress of the World Muscle Society, we presented new preclinical data demonstrating induced robust degradation of polyQ-AR in human myotubes derived from spinal bulbar muscular atrophy, or SBMA, patient-induced pluripotent stem cells. The preclinical ARV-027 data presented also showed dose-dependent degradation of AR in mouse skeletal muscle that was sustained for more than 24 hours (single oral dose), and reductions in muscle monomeric polyQ-AR levels between 40-60%, improved muscle grip strength, and restored muscle endurance to wild-type levels in SBMA mouse model.
We initiated a first-in-human Phase 1 clinical trial in ARV-027 in healthy volunteers in the first quarter of 2026.
Vepdegestrant: Oral PROTAC ER Degrader Program
Vepdegestrant is an investigational orally bioavailable PROTAC estrogen receptor, or ER, degrader being developed for the treatment of ER+/HER2- locally advanced or metastatic breast cancer. We chose ER degradation as a therapeutic focus given the well-documented biology of ER signaling as a principal driver in a high percentage of breast cancers. In July 2021, we announced a global collaboration with Pfizer for the co-development and co-commercialization of vepdegestrant. The FDA has accepted our NDA for vepdegestrant for the treatment of patients with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer who have previously received endocrine-based therapy, and has assigned a PDUFA date of June 5, 2026.
We, along with Pfizer, have several ongoing clinical trials of vepdegestrant, for which enrollment of patients is complete, which are summarized below.
•VERITAC-2, a Phase 3 clinical trial of vepdegestrant as a monotherapy, for the treatment of patients with metastatic breast cancer previously treated with endocrine based therapy;
•VERITAC, a Phase 2 dose expansion clinical trial of vepdegestrant as a monotherapy, for the treatment of patients with previously treated metastatic breast cancer;
•TACTIVE-K, a Phase 1b/2 clinical trial of vepdegestrant in combination with Pfizer's cyclin-dependent kinase 4, or CDK4, inhibitor, atirmociclib; and
•TACTIVE-U, a group of Phase 1b/2 clinical trials of vepdegestrant in combination with multiple targeted therapies including abemaciclib, ribociclib or Carrick Therapeutics, Inc.'s, or Carrick, cyclin-dependent kinase 7, or CDK7, inhibitor, samuraciclib.

We, along with Pfizer, also have completed two clinical trials of vepdegestrant:
•TACTIVE-N, a Phase 2 clinical trial of vepdegestrant as a monotherapy in the neoadjuvant setting; and
•TACTIVE-E, a Phase 1 clinical trial of vepdegestrant in combination with everolimus.

Additionally, VERITAC-3 a clinical trial with a study lead-in of vepdegestrant in combination with palbociclib for the treatment of patients with first-line metastatic breast cancer, is ongoing and enrollment of patients is complete. As previously disclosed, VERITAC-3 will not proceed beyond the study lead-in.

VERITAC-2 Clinical Trial, New Drug Application
In the first quarter of 2025, we, along with Pfizer, announced positive topline results from the Phase 3 VERITAC-2 clinical trial in the estrogen receptor 1-mutant, or ESR1m, population, and in the second quarter of 2025, we, along with Pfizer announced detailed results from this clinical trial. These detailed results were presented in a late-breaking oral presentation at the American Society of Clinical Oncology, or ASCO, 2025 Annual Meeting and were highlighted in the ASCO press briefing and selected for Best of ASCO, and were also simultaneously published in the New England Journal of Medicine.

Based on the results from VERITAC-2, in the second quarter of 2025, we and Pfizer submitted an NDA to the FDA for vepdegestrant for the treatment of patients with ER+/HER2- ESR1-mutated advanced or metastatic breast cancer previously treated with endocrine-based therapy. This represents the first NDA submitted for a PROTAC. In the third quarter of 2025, we announced that the FDA accepted the NDA for vepdegestrant and assigned a PDUFA date of June 5, 2026.

As part of our global collaboration with Pfizer, we and Pfizer presented patient reported outcomes, or PRO, data from the VERITAC-2 clinical trial evaluating vepdegestrant versus fulvestrant for previously treated patients with ESR1 mutated- ER+/HER2- advanced breast cancer in the fourth quarter of 2025 at the European Society for Medical Oncology, or ESMO, 2025 Congress. In the VERITAC-2 clinical trial, in patients with ESR1-mutated disease, vepdegestrant demonstrated a reduced risk of deterioration compared to fulvestrant which was statistically significant in several PRO domains including overall health status, pain severity, and functioning (including role, cognitive, emotional, and social functioning), and vepdegestrant consistently showed reduced risk of deterioration versus fulvestrant across all PRO domains. These PRO data from the VERITAC-2 clinical trial support the clinical benefit of vepdegestrant in patients with ESR1-mutated, ER+/HER2- advanced or metastatic breast cancer previously treated with endocrine-based therapy.

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

As part of our global collaboration with Pfizer, we and Pfizer presented results of the TACTIVE-N Phase 2 clinical trial which evaluated neoadjuvant vepdegestrant in postmenopausal women with ER+/HER2– localized breast cancer in the fourth quarter of 2025 at the ESMO 2025 Congress. The results presented showed that neoadjuvant vepdegestrant demonstrated biological and clinical activity in this treatment-naïve, predominantly ESR1 wild-type population of postmenopausal women with ER+/HER2- localized breast cancer.

In addition, as part of our global collaboration with Pfizer, we presented five posters at the San Antonio Breast Cancer Symposium further supporting the potential of vepdegestrant as a potential treatment option for patients with ESR1-mutated ER+/HER2- advanced or metastatic breast cancer previously treated with endocrine-based therapy potential.

We, along with Pfizer, continue market preparations for vepdegestrant in advance of the PDUFA date. While we continue to believe that vepdegestrant has the potential to be a best-in-class monotherapy treatment for advanced/metastatic breast cancer patients in the second-line ESR1m setting, given our and Pfizer’s decision to remove the two planned Phase 3 combination trials of vepdegestrant from the agreed-upon joint development plan as noted above, we determined that it is no longer viable for us to build out our commercial infrastructure as we had previously planned. As such, in the third quarter of 2025, we announced that we and Pfizer have agreed to jointly select a third party for the commercialization and potential future development of vepdegestrant.

Our Preclinical and Other Programs
We have active preclinical programs and in neurology and oncology. In 2025 we announced two new product candidate nominees, ARV-027 and ARV-6723. As described above, we initiated a Phase 1 clinical trial for ARV-027 in the first quarter of 2026.
ARV-6723: Oral PROTAC HPK1 Degrader
ARV-6723 is an investigational, preclinical oral PROTAC designed to degrade HPK1 in solid malignancies. Preclinically, ARV-6723 has shown potent, selective HPK1 degradation and strong anti-tumor immune responses with superior tumor control in low- and high- immunogenic murine syngeneic tumor models. We presented preclinical data at the Society for Immunotherapy of Cancer annual meeting in the fourth quarter of 2025 that we believe supports the potential of ARV-6723 to provide sustained anti-tumor immune response as a single agent or in combination with standards of care with improved clinical benefits, including that: ARV-6723, as a single agent, demonstrates anti-tumor efficacy superior to anti-PD1 or a clinical HPK1 inhibitor and combines with anti-PD1 to further enhance response; and ARV-6723 single agent activity outperforms the HPK1 inhibitor and anti-PD-1 efficacy and reinstitutes the tumor microenvironment. We believe these preclinical results support future investigation of ARV-6723 alone or in combination with other agents in patients with high- or low-immunogenic tumors. In addition, we presented preclinical data for ARV-6723 at the American Association for Cancer Research, or AACR, Immuno-Oncology Conference in the first quarter of 2026 that support clinical investigation of ARV-6723 in patients with solid tumors harboring high- or low-immunogenic tumor microenvironments, or TME, including immune checkpoint inhibitor-resistant tumor settings. This preclinical data showed robust single-agent antitumor and proinflammatory activity in multiple syngeneic tumor models, including those with immunosuppressive TMEs, and showed greater preclinical activity than an investigational HPK1 inhibitor or an anti-PD-1 antibody.
Pending regulatory feedback, we plan to initiate a Phase 1 clinical trial of ARV-6723 in patients with advanced solid tumors in mid-2026. Additionally, we plan to present preclinical data evaluating antitumor and unique immunomodulatory activity of ARV-6723 in immuno-oncology-resistant models compared to SOC checkpoint inhibition in the first half of 2026.
Pan-KRAS Program
Our preclinical oral pan-KRAS program targets multiple variants of KRAS that drive solid tumors such as PDAC, colorectal cancer, NSCLC and esophageal cancer, while sparing other RAS isoforms. In the fourth quarter of 2025, a poster presented at the 2025 Triple Meeting, showed that orally bioavailable pan-KRAS degraders have been identified that potently degrade multiple variants of KRAS and spare other RAS isoforms. A tool pan-KRAS PROTAC demonstrated robust single-agent activity and superior combination efficacy with immune checkpoint blockade compared with a pan-RAS ON inhibitor (seven complete responses compared with two complete responses). We plan to present preclinical data evaluating the activity and selectivity of a novel pan-KRAS degrader in multiple KRAS mutants and differentiation over RAS (ON) or pan-KRAS inhibitors in the first quarter of 2026 at the AACR Special Conference in Cancer Research: RAS Oncogenesis and Therapeutics. We also plan to present preclinical data evaluating the efficacy of a novel pan-KRAS degrader in a KRAS syngeneic model, as well as associated immune microenvironment changes in the first half of 2026.
Other Programs: Luxdegalutamide (ARV-766) and bavdegalutamide (ARV-110)
We had been developing luxdegalutamide and bavdegalutamide, each an investigational, orally bioavailable, AR degrading PROTAC targeted protein degrader, for the treatment of men with metastatic castration-resistant prostate cancer, or mCRPC. Both luxdegalutamide and bavdegalutamide demonstrated activity in preclinical models of AR overexpression and AR mutations, both common mechanisms of resistance to current standard-of-care agents in men with prostate cancer. We believed that the differentiated PROTAC pharmacology of luxdegalutamide and bavdegalutamide, including their iterative activity, had the potential to translate into significantly improved clinical outcomes over current SOC agents. However, a comparison of clinical data from separate studies of luxdegalutamide and bavdegalutamide showed that luxdegalutamide’s tolerability and efficacy was more promising than that of bavdegalutamide. As a result, early in the fourth quarter of 2023, we determined to prioritize the initiation of a Phase 3 clinical trial with luxdegalutamide in mCRPC instead of the previously planned Phase 3 clinical trial for bavdegalutamide. Clinical trials for bavdegalutamide (ARV-110-101 and ARV-110-103) were completed in the second quarter of 2025.

In the second quarter of 2024, we completed a transaction with Novartis Pharma AG, or Novartis, which comprised a license agreement, or the Novartis License Agreement, and an asset agreement, or the Novartis Asset Agreement. Pursuant to the Novartis License Agreement, we granted Novartis an exclusive worldwide license for the development, manufacture and commercialization of luxdegalutamide, and we completed the transition of our ongoing and planned clinical trials of luxdegalutamide to Novartis in the fourth quarter of 2024. Pursuant to the Novartis Asset Agreement, we sold Novartis all of our rights, title and interest in our PROTAC protein degrader targeting AR-V7, a splice variant of the AR.
Our Operations
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials, establishing arrangements with third parties for collaborations and for the manufacture of initial quantities of our product candidates and preparing for potential commercialization. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of assets and equity, proceeds from collaborations and a licensing arrangement, grant funding and debt financing. Since inception through December 31, 2025, we raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests and the exercise of stock options, and had received an aggregate of $933.1 million in payments primarily from collaboration partners and a licensing arrangement.
We are a clinical-stage company, with product candidates in clinical development and other drug discovery activities in the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. In June 2025 we announced the submission of an NDA to the FDA with our partner Pfizer for vepdegestrant for the treatment of patients with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer previously treated with endocrine-based therapy. In August 2025 we announced the FDA's acceptance of this NDA for review and that the FDA had assigned a PDUFA date of June 5, 2026. In September 2025, we and Pfizer announced our plan to jointly select a third party for the commercialization and potential further development of vepdegestrant.
Any delay or failure to obtain regulatory approvals would materially adversely affect our product candidate development efforts and our business overall. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.
We regularly review our operations and make decisions we believe best support our business strategy. In April 2025, as part of our decision to streamline operations across our organization and enable the efficient progression of our portfolio, we committed to and approved a reduction of our workforce by approximately 33% across all areas of our company. The workforce reduction was aimed at reducing internal costs while minimally impacting our targeted clinical stage programs to drive value over the next several years by aligning our operations with long-term program development objectives. The workforce reduction was substantially completed by the end of the second quarter of 2025.
In September 2025, we announced an update on our collaboration with Pfizer and further actions to support value creation by optimizing organizational and cost structures and streamlining operations in advance of multiple anticipated upcoming value inflection points, including: further limiting additional expenditures on the vepdegestrant program supporting activities required for commercialization readiness and identification, with Pfizer, of a third party for the commercialization and potential further development of vepdegestrant; reducing our workforce by an additional 15%, with the most significant reductions being roles related to vepdegestrant commercialization; and proactively managing pipeline cost by seeking strategic business development opportunities and by identifying further efficiencies across the business. The September 2025 workforce reduction was substantially completed in the first quarter of 2026.

We recognized restructuring charges of $3.7 million related to the two actions noted above, including $15.3 million of cash severance and other one-time employee related termination benefit related to the workforce reductions, partially offset by a reversal of $11.6 million of non-cash stock compensation and bonus expenses. We expect to achieve annual operating cost savings of $100.0 million, on a run-rate basis. Refer to Note 14, Restructuring Activity, in this Annual Report on Form 10-K for further details.
In the first quarter of 2026, we announced the appointment of Randy Teel, Ph.D., as our President, Chief Executive Officer and as a member of our board of directors. Dr. Teel, who previously served as our Chief Business Officer, succeeds John Houston, Ph.D., who is retired from his role as President, Chief Executive Officer, and Chair of Arvinas’ board of directors. Dr. Houston will continue to serve as a member of the Board and has entered into a consulting agreement with us whereby he will provide consulting and advisory services. Briggs Morrison, M.D., our lead independent director, has been elected to serve as Chair of our board of directors.
Since inception, we have incurred significant operating losses and, even in light of our workforce reductions and cost optimization decisions, expect to continue to incur operating losses for at least the next several years. In addition to any additional costs not currently contemplated due to the events associated with or resulting from our workforce reductions, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, potential collaboration revenue, our ability to successfully implement cost avoidance measures and reduce overhead costs and our ability to obtain additional funding.
We expect to continue to incur significant expenses associated with: our ongoing and anticipated preclinical and clinical activities, development activities, research activities in oncology, neuroscience and other disease areas, managing our employees and retaining key talent in research, clinical trials, quality and other functional areas, expenses incurred with CMOs and CDMOs to supply us with product for our preclinical and clinical studies and expenses incurred with contract research organizations, or CROs, for the synthesis of compounds in our preclinical development activities, as well as other associated costs including those related to partnering with us on our clinical trial portfolio and the management of our intellectual property portfolio.
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
As of December 31, 2025, we had cash, cash equivalents and marketable securities of $685.4 million. We believe the existing cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations into the second half of 2028, which will enable us to execute on multiple data readouts across our programs. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. Our revenues to date have been generated through research collaborations, a licensing arrangement and an asset sale. Revenue is recognized ratably over our expected performance period under each agreement. We expect that any revenue recognized in the near term will be derived primarily from our current collaboration agreements and licensing arrangement and any additional arrangements that we may enter into in the future. During the year ended December 31, 2025, we received a development milestone totaling $20.0 million, pursuant to the terms of the Novartis License Agreement. To date, no other development, regulatory and commercial milestone payments or royalties have been received under any of our other collaboration agreements or licensing arrangement.

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
In the year ended December 31, 2018, we received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of the technology license and to fund Pfizer-related research, as defined within the Pfizer Research Collaboration Agreement. As of December 31, 2025, there remains a single target under the Pfizer Research Collaboration Agreement, and, in accordance with the terms of such Agreement, we are eligible to receive up to an additional $3.8 million in non-refundable option payments if Pfizer exercises its option for such target protein.
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

Novartis Transaction
In April 2024, we entered into the Novartis License Agreement and the Novartis Asset Agreement, with Novartis, collectively referred to as the Novartis Transaction. The Novartis Transaction closed in May 2024 upon the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, at which time the Novartis License Agreement and the Novartis Asset Agreement became effective.
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
Under the terms of and as consideration for entering into the Novartis Transaction, we received a one-time, upfront payment in the aggregate amount of $150.0 million from Novartis. Under the Novartis License Agreement, we are also eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory, and commercial milestones for luxdegalutamide (ARV-766) being met, as well as tiered royalties based upon worldwide net sales of luxdegalutamide (ARV-766), subject to reduction under certain circumstances as provided in the Novartis License Agreement. During the year ended December 31, 2025, we received $20.0 million upon the achievement of a development milestone pursuant to the terms of the Novartis License Agreement.
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

Under the Restated Genentech Agreement, Genentech had the right to designate up to ten Targets for further discovery and research utilizing our PROTAC platform technology and also had the right to remove a Target from the collaboration and substitute a different Target that is not an excluded Target at any time prior to us commencing research on such Target or in certain circumstances following commencement of research by us. The research phase of the collaboration with Genentech has ended. Genentech is no longer able to nominate new targets into the collaboration, and there are no active targets in the collaboration for which Arvinas was conducting research activities. The only Target that remains part of the collaboration is the PROTAC targeted protein degrader for which Genentech exercised its exclusive option for as noted above.
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
We typically use our employee and infrastructure resources across our development programs, and as such, do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(dollars in millions)	2025	2024	2023
Program-specific external expense:
Vepdegestrant (ARV-471) (*)	$62.7	$76.9	$104.8
ARV-102	21.0	13.0	2.3
ARV-806	13.5	2.3	—
ARV-393	11.1	6.8	1.4
Bavdegalutamide (ARV-110)	2.7	8.5	26.6
Luxdegalutamide (ARV-766)	—	19.7	24.2
Other programs	4.5	—	—
Total program-specific external expense	115.5	127.2	159.3
Non program-specific external expense	49.1	62.8	72.4
Unallocated internal expense
Compensation and related personnel expense (including stock-based compensation)	109.6	145.4	134.2
Other research and development expense	11.0	12.8	13.8
Total unallocated internal expense	120.6	158.2	148.0
Total research and development expense	$285.2	$348.2	$379.7
(*)    Includes net reimbursement to and from Pfizer pursuant to the Vepdegestrant (ARV-471) Collaboration Agreement which are accounted for pursuant to ASC 808 and are recorded as an offset or an increase to research and development expenses.
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we continue to conduct our ongoing clinical trials of vepdegestrant, ARV-102, ARV-806, ARV-393, ARV-027 and continue to discover and develop additional product candidates. Research and development expenses related to vepdegestrant are shared equally with Pfizer since July 22, 2021, the effective date of the Vepdegestrant (ARV-471) Collaboration Agreement. We may receive reimbursement from, or make payments to, Pfizer to satisfy the cost sharing requirements. These payments are accounted for pursuant to ASC 808, Collaborative Arrangements, which are recorded as an offset or an increase to research and development expenses.
We cannot determine with certainty the duration and costs of ongoing and future clinical trials of vepdegestrant, ARV-102, ARV-806, ARV-393, ARV-027 or unexpected costs of ongoing clinical trials for any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
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
As of December 31, 2025, we had $533.6 million of federal net operating loss carryforwards, all of which may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income in the year in which carryforwards are used, $563.2 million of state and local net operating loss carryforwards which expire at various dates beginning in 2035, $44.7 million of federal tax credit carryforwards and $22.3 million of state tax credit carryforwards as of December 31, 2025 which expire at various dates beginning in 2035.
As of December 31, 2025, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc. Prior to December 31, 2018, these subsidiaries were separate filers for federal tax purposes. Net operating loss carryforwards are generated from the C-corporation subsidiaries’ filings. We have provided a valuation allowance against the full amount of the deferred tax assets since, in the opinion of management, based upon our earnings history, it is more likely than not that the benefits will not be realized.
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
For the years ended December 31, 2025, 2024 and 2023, the transaction price allocated to the combined performance obligations identified under the individual research collaboration and license agreements was recognized as revenue on either a straight-line basis over the estimated performance period under the arrangement or over the estimated performance period based on our best estimate of costs to be incurred. Straight-line basis was considered the best measure of progress for certain agreements in which control of the combined obligation transfers to the customers, due to the contract containing license rights to technology, research and development services, and joint committee participation, which in totality are expected to occur ratably over the performance period.

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
•CROs and investigative sites in connection with preclinical, non-clinical, and human clinical trials; and
•CMOs and CDMOs in connection with drug substance and drug product formulation of preclinical and clinical trial materials.
We base the expense recorded related to external research and development on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs, CDMOs and CROs that supply, conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment streams. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.
New Accounting Pronouncements
For information on new accounting standards, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Results of Operations
Comparison of Years Ended December 31, 2025 and 2024

	Years Ended December 31,
(dollars in millions)	2025	2024	$ change
Revenue	$262.6	$263.4	$(0.8)
Research and development expenses	(285.2)	(348.2)	63.0
General and administrative expenses	(95.9)	(165.4)	69.5
Other income	38.0	51.9	(13.9)
Income tax expense	(0.3)	(0.6)	0.3
Net loss	$(80.8)	$(198.9)	$118.1
Reconciliation of GAAP and Non-GAAP Information

	Year Ended December 31,
(dollars in millions)	2025	2024
Research and development reconciliation
GAAP research and development expenses	$285.2	$348.2
Less: restructuring expense	2.3	—
Less: stock-based compensation expense (*)	30.7	49.7
Non-GAAP research and development expenses	$252.2	$298.5
General and administrative reconciliation
GAAP general and administrative expenses	$95.9	$165.4
Less: restructuring expense	1.3	—
Less: stock-based compensation expense (*)	23.4	38.5
Non-GAAP general and administrative expenses	$71.2	$126.9
(*) Excludes restructuring related stock-based compensation. See Note 14, Restructuring Activity, to the consolidated financial statements for further details.
Revenue
Revenues for the year ended December 31, 2025 totaled $262.6 million, compared with $263.4 million for the year ended December 31, 2024. The decrease of $0.8 million was primarily due to a decrease of $162.4 million of revenue from the Novartis License Agreement and the Novartis Asset Agreement as we completed the technology transfer of our ongoing and planned clinical trials of luxdegalutamide (ARV-766) to Novartis in 2024, a decrease of $5.1 million of revenue from the Pfizer Research Collaboration Agreement due to changes in estimates of the performance period duration under the agreement resulting from updated research timelines and a decrease of $3.8 million in revenue from the Bayer Collaboration Agreement as a result of the termination of the Bayer Collaboration Agreement in August 2024, partially offset by an increase in revenue from the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer of $150.5 million related primarily to changes in total program cost estimates resulting from the removal of the first-line Phase 3 combination trial with Pfizer’s novel investigational CDK4 inhibitor, atirmociclib, and the removal of the second-line Phase 3 combination trial with a CDK4/6 inhibitor from the development plan and the recognition of $20.0 million for achievement of a development milestone pursuant to the terms of the Novartis License Agreement.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2025 totaled $285.2 million, compared with $348.2 million for the year ended December 31, 2024. The decrease of $63.0 million was primarily due to a decrease in compensation and related personnel expenses of $35.8 million, which are not allocated by program, and a decrease in external expenses of $25.4 million. External expenses include program-specific expenses, which decreased by $11.7 million, driven by decreases in our luxdegalutamide, vepdegestrant and bavdegalutamide programs of $19.7 million, $14.2 million and $5.8 million, respectively, partially offset by increases in our ARV-806, ARV-102 and ARV-393 programs of $11.2 million, $8.0 million and $4.3 million, respectively, and our non-program specific expenses, which decreased by $13.7 million.
Non-GAAP research and development expenses for the year ended December 31, 2025 totaled $252.2 million, compared to $298.5 million for the year ended December 31, 2024, excluding $2.3 million of restructuring expense for the year ended December 31, 2025, and $30.7 million and $49.7 million of non-cash stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively. We define non-GAAP research and development expenses as GAAP research and development expenses excluding restructuring and stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses totaled $95.9 million for the year ended December 31, 2025, compared with $165.4 million for the year ended December 31, 2024. The decrease of $69.5 million was primarily due to a loss on the termination of our laboratory and office space lease with 101 College Street LLC in August 2024 of $43.4 million, a decrease in personnel and infrastructure related costs of $18.9 million and a decrease in professional fees of $6.6 million.
Non-GAAP general and administrative expenses for the year ended December 31, 2025 totaled $71.2 million, compared to $126.9 million for the year ended December 31, 2024, excluding $1.3 million of restructuring related reversal of previously recognized expense for the year ended December 31, 2025, and $23.4 million and $38.5 million of non-cash stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively. We define non-GAAP general and administrative expenses as GAAP general and administrative expenses excluding restructuring and stock-based compensation expense.
Other Income
Other income totaled $38.0 million for the year ended December 31, 2025, compared with $51.9 million for the year ended December 31, 2024. The decrease of $13.9 million was primarily due to lower interest income of $16.4 million from marketable securities and money market accounts, partially offset by a loss on the disposal of fixed assets of $2.4 million related to the termination of our laboratory and office space lease with 101 College Street LLC in August 2024.
Income Tax Expense
Income tax expense totaled $0.3 million for the year ended December 31, 2025, compared with $0.6 million for the year ended December 31, 2024. For the year ended December 31, 2025, we generated a taxable loss primarily due to losses from operations. For the year ended December 31, 2024, we generated a taxable income primarily due to the Novartis License Agreement, the Novartis Asset Agreement and the required capitalization of research and development expenses, partially offset by operating losses.
Results of Operations — Years Ended December 31, 2024 and 2023
Discussion and analysis of the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included under the heading "Comparison of Years Ended December 31, 2024 and 2023" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2024 Annual Report on Form 10-K as filed with the SEC on February 11, 2025 and incorporated by reference into this Annual Report on Form 10-K.
Non-GAAP Financial Information
We use the non-GAAP financial measures non-GAAP research and development expense and non-GAAP general and administrative expense, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-

GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures and not rely on any single financial measure to evaluate our business.
Liquidity and Capital Resources
Sources of Liquidity
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through sales of assets and equity interests, proceeds from collaborations and a licensing arrangement, grant funding and debt financing. Since inception through December 31, 2025, we had received an aggregate of $933.1 million in payments from collaboration partners and a licensing arrangement, grant funding and forgivable and partially forgivable loans from the State of Connecticut, and raised approximately $1.7 billion in gross proceeds from the sale of assets and equity and the exercise of stock options, including:
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
In November 2023, we amended and restated the Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., pursuant to which we may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the years ended December 31, 2025 and 2024, no shares were issued under the amended and restated agreement.
In July 2021, we entered into the Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound vepdegestrant. Under the Vepdegestrant (ARV-471) Collaboration Agreement, Pfizer made an upfront, nonrefundable payment of $650.0 million.

Cash Flows
Our cash, cash equivalents and marketable securities totaled $685.4 million and $1.0 billion as of December 31, 2025 and 2024, respectively. We had an outstanding loan balance of $0.6 million and $0.8 million as of December 31, 2025 and 2024, respectively.
The following table summarizes our sources and uses of cash for the period presented:

	Years Ended December 31,
(dollars in millions)	2025	2024	2023
Net cash used in operating activities	$(273.8)	$(259.3)	$(347.8)
Net cash provided by investing activities	407.6	34.7	203.5
Net cash (used in) provided by financing activities	(91.4)	7.9	374.7
Net increase (decrease) in cash, cash equivalents and restricted cash	$42.4	$(216.7)	$230.4
Operating Activities
Net cash used in operating activities for the year ended December 31, 2025 increased by $14.5 million, compared with the year ended December 31, 2024, primarily due to a decrease in deferred revenue of $141.6 million, driven by changes in total Vepdegestrant (ARV-471) Collaboration Agreement program cost estimates resulting from the removal of two Phase 3 combination trials from the development plan and a decrease in non-cash charges of $39.5 million, partially offset by a decrease in our net loss of $118.1 million, changes in accounts payable and accrued liabilities of $19.5 million, prepaid expenses and other assets of $12.3 million and accounts receivable of $10.4 million. The change in non-cash charges was primarily due to a decrease in stock compensation expense of $44.2 million.
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
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2025 increased by $372.9 million, compared with the year ended December 31, 2024, primarily due to a net decrease in purchases and sales of marketable securities over maturities of $373.0 million.
Net cash provided by investing activities for the year ended December 31, 2024 decreased by $168.8 million, compared with the year ended December 31, 2023, primarily due to a net decrease in maturities and sales of marketable securities in excess of purchases of $170.1 million, partially offset by a decrease in purchases of property and equipment of $1.1 million.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 decreased by $99.3 million, compared with the year ended December 31, 2024, primarily due to repurchases of common shares of $91.9 million, including commissions and excise tax, under our share repurchase plan and a decrease in proceeds from the exercise of stock options and issuance of ESPP shares of $7.6 million.
Net cash provided by financing activities for the year ended December 31, 2024 decreased by $366.8 million, compared with the year ended December 31, 2023, primarily due to net proceeds from the issuance of common stock and pre-funded warrants to purchase shares of our common stock in a private placement in 2023 of approximately $334.1 million and net proceeds from the issuance of common stock under our "at-the-

market" offering program in 2023 of approximately $36.1 million, neither of which reoccurred in 2024, partially offset by increased proceeds from the exercise of stock options and issuance of ESPP shares of $3.8 million.
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
As of December 31, 2025, we have utilized approximately $91.9 million to repurchase shares of our outstanding common stock pursuant to our authorized share repurchase program. We believe we have met our objectives for the stock repurchase program. As of December 31, 2025, we suspended the program and have no further plans to repurchase additional shares.
Funding Requirements
Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates.
Specifically, we anticipate that our expenses will increase substantially if, and as we:
•continue our ongoing and planned clinical trials of our product candidates, including ARV-102, our PROTAC protein degrader designed to target the LRRK2 protein, ARV-806, our PROTAC protein degrader designed to target KRAS G12D for mutated cancers, ARV-393, our PROTAC protein degrader designed to target the BCL6 protein, ARV-027, our PROTAC protein degrader designed to target the polyQ-AR protein, and vepdegestrant, for the treatment of patients with locally advanced or metastatic ER+/HER2- breast cancer;
•progress our preclinical programs, including ARV-6723 and our pan-KRAS degrader program;
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

We had cash, cash equivalents and marketable securities of approximately $685.4 million as of December 31, 2025. We believe that our cash, cash equivalents and marketable securities as of December 31, 2025 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, scope, costs and results of our ongoing and planned clinical trials of ARV-102, ARV-806, ARV-393, ARV-027 and vepdegestrant;
•the progress, scope, costs and results of preclinical and clinical development for our other product candidates and development programs, including ARV-6723 and our pan-KRAS degrader program;
•the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurology research programs;
•the success of our collaborations, including with Pfizer and Genentech;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval and which we choose to commercialize ourselves;
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
Borrowings
In June 2018, we entered into an additional Assistance Agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of

3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of December 31, 2025, $0.6 million remains outstanding under the 2018 Assistance Agreement.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and marketable securities. Interest income earned on these assets totaled $38.5 million in 2025. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of December 31, 2025, our cash equivalents consisted of bank deposits and money market funds and our marketable securities included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk. Our outstanding debt totaled $0.6 million as of December 31, 2025 and carries a fixed interest rate of 3.25% per annum.
Item 8. Financial Statements and Supplementary Data.
Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-31 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2025, included below.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Arvinas, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Arvinas, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

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
/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 24, 2026

Item 9B. Other Information.

(a) On February 24, 2026, we issued a press release announcing unaudited financial results for the quarter and year ended December 31, 2025, which was furnished on a Current Report on Form 8-K filed on February 24, 2026, or collectively, the Earnings Materials. We also held a conference call and webcast discussing such results. Subsequent to presenting our Earnings Materials, we made an immaterial adjustment to the fourth quarter 2025 basic and diluted net loss per common share. The amount reported for fourth quarter 2025 basic and diluted net loss per common share in the Earnings Materials was reported as $(1.10) and should be $(1.04).
(b) Director and Officer Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspection
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
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
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of Company securities by our directors, officers and employees and other covered persons. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A copy of our Insider Trading Policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 11. Executive Compensation.
The information required by this Item (other than the information required by Item 402(v) of Regulation S-K) is incorporated by reference from the information that will be contained in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference from the information that will be contained in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates pursuant to General Instruction G(3) of Form 10-K.

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

10.7+	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-227112) filed with the SEC on September 14, 2018).

10.8+*	Form of Restricted Stock Unit Agreement under 2018 Stock Incentive Plan.

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

10.14+
Employment Agreement between the Registrant and Noah Berkowitz M.D., Ph.D., dated March 18, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on May 7, 2024).

10.15+
Amended and Restated Employment Agreement, dated November 4, 2025, by and between the Registrant and Angela Cacace, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on November 5, 2025).

10.16+*	Amended and Restated Employment Agreement, dated February 12, 2026, by and between the Registrant and Randy Teel, Ph.D.

10.17+
Consulting Agreement, dated June 6, 2025, by and between Arvinas Operations, Inc. and Ian Taylor, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on August 6, 2025).

10.18+*	Consulting Agreement, dated February 12, 2026, by and between Arvinas, Inc. and John Houston, Ph.D.

10.19+
Amended and Restated Employment Agreement, dated November 4, 2025, by and between the Registrant and Randy Teel, Ph.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on November 5, 2025).

10.20
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

10.21
Third Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated March 12, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on March 15, 2019).

10.22
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

10.25
Seventh Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated December 13, 2024 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-Q (File No. 001-38672) filed with the SEC on February 11, 2025).

10.26
Eighth Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated December 31, 2024 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-Q (File No. 001-38672) filed with the SEC on February 11, 2025).

10.27
Ninth Amendment to Lease between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated February 10, 2025 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-Q (File No. 001-38672) filed with the SEC on February 11, 2025).

10.28
Lease Termination Agreement between Arvinas Operations, Inc. (formerly Arvinas, Inc.) and Science Park Development Corporation, dated January 15, 2025 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on February 11, 2025).

10.29†
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

10.37†
Investor Agreement, dated July 21, 2021, by and between Arvinas, Inc. and Pfizer, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on July 22, 2021).

10.38
Amended and Restated Equity Distribution Agreement, dated November 7, 2023, by and among Arvinas, Inc., Piper Sandler & Co. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-275377) filed with the SEC on November 7, 2023).

10.39
Securities Purchase Agreement, dated November 24, 2023, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38672) filed with the SEC on November 27, 2023).

10.40†
License Agreement by and among Arvinas, Inc., Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc. and Novartis Pharma AG, dated April 10, 2024 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on July 30, 2024).

10.41†
Asset Purchase Agreement by and among Arvinas, Inc., Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc. and Novartis Pharma AG, dated April 10, 2024 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38672) filed with the SEC on July 30, 2024).

19.1	Registrant's Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K (File No. 001-38672) filed with the SEC on February 11, 2025).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ARVINAS, INC.

Date: February 24, 2026	By:	/s/ Randy Teel, Ph.D.
Randy Teel, Ph.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Randy Teel, Ph.D.	President and Chief Executive Officer, Director	February 24, 2026
Randy Teel, Ph.D.	(principal executive officer)

/s/ Andrew Saik	Chief Financial Officer and Treasurer	February 24, 2026
Andrew Saik	(principal financial officer)

/s/ David K. Loomis	Vice President and Chief Accounting Officer	February 24, 2026
David K. Loomis	(principal accounting officer)

/s/ Briggs Morrison, M.D.	Chair of the Board of Directors	February 24, 2026
Briggs Morrison, M.D.

/s/ Sunil Agarwal, M.D.	Director	February 24, 2026
Sunil Agarwal, M.D.

/s/ Linda Bain	Director	February 24, 2026
Linda Bain

/s/ Everett Cunningham	Director	February 24, 2026
Everett Cunningham

/s/ John Houston, Ph.D.	Director	February 24, 2026
John Houston, Ph.D.

/s/ Edward Kennedy, Jr.	Director	February 24, 2026
Edward Kennedy, Jr.

/s/ Leslie Norwalk, Esq.	Director	February 24, 2026
Leslie Norwalk, Esq.

/s/ Laurie Smaldone Alsup, M.D.	Director	February 24, 2026
Laurie Smaldone Alsup, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Arvinas, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arvinas, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Research and Development Expenses – Research and Development Accruals - Refer to Note 2 in the Consolidated Financial Statements
Critical Audit Matter Description
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
We identified the valuation of certain research and development accruals as a critical audit matter due to the judgments necessary for management to estimate the level of services provided and the costs incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to audit management's estimates of such expenses.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to research and development accruals included the following, among others:
•We tested the effectiveness of controls over the estimation of research and development accruals.
•For a sample of projects, we read the related contracts and any amendments to the contracts, purchase orders, statements of work and other contractual documentation. We tested the completeness and accuracy of the information used to develop the estimates and evaluated the significant assumptions used by management to estimate the recorded amounts by performing the following:
▪Performed corroborating inquiries with the Company’s research and development personnel to understand the nature and progress of the studies.
▪Inspected information from third-party service providers to evaluate the progress of the activity.
▪Obtained corresponding invoices and evidence of payment to third-party service providers.
▪Compared the estimated accrual balance as of December 31, 2025, to the invoices received after year-end to evaluate the Company’s ability to estimate the accrual.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 24, 2026
We have served as the Company's auditor since 2016.

ARVINAS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(dollars and shares in millions, except per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$142.9	$100.5
Marketable securities	542.5	938.9
Accounts receivable	1.0	5.7
Other receivables	5.4	8.0
Prepaid expenses and other current assets	8.9	14.2
Total current assets	700.7	1,067.3
Property, equipment and leasehold improvements, net	5.2	7.0
Operating lease right of use assets	8.2	9.0
Collaboration contract asset and other assets	3.8	8.1
Total assets	$717.9	$1,091.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$69.5	$71.8
Deferred revenue	71.3	156.2
Current portion of operating lease liability	1.7	1.8
Total current liabilities	142.5	229.8
Deferred revenue	134.3	292.0
Long term debt	0.4	0.6
Operating lease liability	6.8	7.3
Total liabilities	284.0	529.7
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value, zero shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, $0.001 par value, 73.5 shares issued and 63.5 shares outstanding as of December 31, 2025, and 68.8 shares issued and outstanding as of December 31, 2024	0.1	0.1
Accumulated deficit	(1,612.4)	(1,531.6)
Additional paid-in capital	2,136.9	2,092.2
Accumulated other comprehensive income	1.2	1.0
Treasury Stock, at cost (10.0 and zero shares at December 31, 2025 and December 31, 2024, respectively)	(91.9)	—
Total stockholders' equity	433.9	561.7
Total liabilities and stockholders' equity	$717.9	$1,091.4
See accompanying notes to the consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

(dollars and shares in millions, except per share amounts)	Year Ended December 31,
Consolidated Statements of Operations	2025	2024	2023
Revenue	$262.6	$263.4	$78.5
Operating expenses:
Research and development	285.2	348.2	379.7
General and administrative	95.9	165.4	100.3
Total operating expenses	381.1	513.6	480.0
Loss from operations	(118.5)	(250.2)	(401.5)
Other income (expense)
Other expense, net	(0.4)	(2.9)	(1.2)
Interest income, net	38.4	54.8	38.8
Total other income	38.0	51.9	37.6
Net loss before income taxes and loss from equity method investment	(80.5)	(198.3)	(363.9)
Income tax expense	(0.3)	(0.6)	(0.9)
Loss from equity method investment	—	—	(2.5)
Net loss	$(80.8)	$(198.9)	$(367.3)

Net loss per common share
Basic and diluted	$(1.14)	$(2.77)	$(6.62)

Weighted-average common shares outstanding
Basic and diluted	70.9	71.9	55.5

(dollars in millions)	Year Ended December 31,
Consolidated Statements of Comprehensive Loss	2025	2024	2023
Net loss	$(80.8)	$(198.9)	$(367.3)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	0.2	4.1	16.1
Comprehensive loss	$(80.6)	$(194.8)	$(351.2)
See accompanying notes to the consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Loss (Income)	Treasury		Total Stockholders' Equity
(dollars and shares in millions)	Shares	Amount				Shares	Amount
Balance as of December 31, 2022	53.2	$0.1	$(965.4)	$1,549.4	$(19.2)	—	$—	$564.9
Stock-based compensation	—	—	—	71.6	—	—	—	71.6
Net loss	—	—	(367.3)	—	—	—	—	(367.3)
Issuance of common stock under equity incentive plans	0.4	—	—	4.5	—	—	—	4.5
Common stock issued, net of issuance costs of $17.0 million	14.4	—	—	370.2	—	—	—	370.2
Unrealized gain on available-for-sale securities	—	—	—	—	16.1	—	—	16.1
Balance as of December 31, 2023	68.0	0.1	(1,332.7)	1,995.7	(3.1)	—	—	660.0
Stock-based compensation	—	—	—	88.2	—	—	—	88.2
Net loss	—	—	(198.9)	—	—	—	—	(198.9)
Issuance of common stock under equity incentive plans	0.8	—	—	8.3	—	—	—	8.3
Unrealized gain on available-for-sale securities	—	—	—	—	4.1	—	—	4.1
Balance as of December 31, 2024	68.8	0.1	(1,531.6)	2,092.2	1.0	—	—	561.7
Stock-based compensation	—	—	—	44.0	—	—	—	44.0
Net loss	—	—	(80.8)	—	—	—	—	(80.8)
Issuance of common stock under equity incentive plans	1.3	—	—	0.7	—	—	—	0.7
Issuance of common stock for pre-funded warrants	3.4	—	—	—	—	—	—	—
Share repurchases (Treasury stock)	—	—	—	—	—	10.0	(91.9)	(91.9)
Unrealized gain on available-for-sale securities	—	—	—	—	0.2	—	—	0.2
Balance as of December 31, 2025	73.5	$0.1	$(1,612.4)	$2,136.9	$1.2	10.0	$(91.9)	$433.9
See accompanying notes to the consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(dollars in millions)	2025	2024	2023
Cash flows from operating activities:
Net loss	$(80.8)	$(198.9)	$(367.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3.0	4.6	4.8
Net accretion of bond discounts/premiums	(12.8)	(21.8)	(16.6)
Loss on sale of marketable securities	—	—	0.9
Amortization of right-of-use assets	2.2	2.0	1.9
Amortization of collaboration contract asset	4.3	4.6	1.3
Net loss on disposal of property, equipment and leasehold improvements	—	2.6	—
Stock-based compensation	44.0	88.2	71.6
Changes in operating assets and liabilities:
Accounts receivable	4.7	(5.7)	1.0
Other receivables	2.6	(0.8)	(0.2)
Prepaid expenses and other assets	5.3	(7.0)	14.1
Collaboration contract asset	—	(3.0)	—
Accounts payable and accrued liabilities	(1.7)	(21.2)	17.3
Operating lease liabilities	(2.0)	(1.9)	(2.0)
Deferred revenue	(242.6)	(101.0)	(74.6)
Net cash used in operating activities	(273.8)	(259.3)	(347.8)
Cash flows from investing activities:
Purchase of marketable securities	(354.2)	(652.1)	(956.3)
Maturities of marketable securities	731.1	644.0	1,103.9
Sale of marketable securities	32.6	44.5	58.8
Purchase of property, equipment and leasehold improvements	(1.9)	(1.8)	(2.9)
Proceeds from disposal of property, equipment and leasehold improvements	—	0.1	—
Net cash provided by investing activities	407.6	34.7	203.5
Cash flows from financing activities:
Repayments of long-term debt	(0.2)	(0.4)	—
Proceeds from issuance of common stock and pre-funded warrants	—	—	387.2
Payment of common stock offering costs	—	—	(17.0)
Repurchase of common shares, net	(91.9)	—	—
Proceeds from exercise of stock options and issuance of ESPP shares	0.7	8.3	4.5
Net cash (used in) provided by financing activities	(91.4)	7.9	374.7
Net increase (decrease) in cash, cash equivalents and restricted cash	42.4	(216.7)	230.4
Cash, cash equivalents and restricted cash, beginning of the period	100.5	317.2	86.8
Cash, cash equivalents and restricted cash, end of the period	$142.9	$100.5	$317.2
Supplemental disclosure of cash flow information:
Purchases of property, equipment and leasehold improvements unpaid at period end	$0.3	$0.9	$—
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total amounts shown on the consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Cash and cash equivalents	$142.9	$100.5	$311.7
Restricted cash	—	—	5.5
Cash, cash equivalents and restricted cash	$142.9	$100.5	$317.2

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
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows for the foreseeable future. The Company has financed its operations primarily through sales of assets and equity, proceeds from collaborations and a licensing arrangement, grant funding and debt financing. The Company had cash, cash equivalents and marketable securities of approximately $685.4 million as of December 31, 2025.
The Company maintains its cash in financial institution accounts that may at times exceed federally insured limits. The cash balances in the financial institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Cash may also be maintained at commercial institutions that are not insured by the FDIC.
For the years ended December 31, 2025, 2024 and 2023, one collaborator represented 92.0%, 62.0% and 97% of the Company's revenue, respectively.
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
Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the ROU asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. The Company's weighted average incremental borrowing rate at December 31, 2025 totaled 7.0%.
Variable lease payments are not included within the lease right-of-use asset and lease liability on the consolidated balance sheet, and instead are reflected as expense in the period they are incurred.
Impairment of Long-Lived Assets
The Company monitors its long-lived assets for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets. No such impairments were recorded during 2025, 2024 or 2023.
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
For the years ended December 31, 2025, 2024 and 2023, the transaction price allocated to the combined performance obligation identified under the individual research collaboration and license agreements was recognized as revenue on either a straight-line basis over the estimated performance period under the arrangement or over the estimated performance period based on the Company’s best estimate of costs to be incurred. Straight-line basis was considered the best measure of progress for certain agreements in which control of the combined obligation transfers to the customers, due to the contract containing license rights to technology, research and development services, and joint committee participation, which in totality are expected to occur ratably over the performance period. For agreements accounted for under the costs to be incurred method, revenue is recognized as program costs are incurred by measuring actual costs incurred to date compared to the total expected costs to satisfy the performance obligations. Management evaluates estimates of expected costs to satisfy the performance obligations at each reporting period and adjusts revenue as necessary. Changes are accounted for prospectively as a change in accounting estimate.

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
401(k) Savings Plan
The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Under the 401(k) Plan, the Company made discretionary matching contributions on behalf of eligible employees totaling $2.6 million, $3.4 million and $3.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.. Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common shares.

The weighted-average number of common shares included in the computation of basic and diluted net loss per common share gives effect to pre-funded warrants. See Note 9, Equity, and Note 13, Net Loss Per Share.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Income Taxes (Topic 740) - In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures," which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the new standard on January 1, 2025 and presented disclosures on a retrospective basis. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.
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
3. Research Collaboration and License Agreements
Vepdegestrant (ARV-471) Collaboration Agreement
In July 2021, the Company entered into a collaboration agreement with Pfizer (the “Vepdegestrant (ARV-471) Collaboration Agreement”) pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound vepdegestrant (the “Licensed Products”). Under the Vepdegestrant (ARV-471) Collaboration Agreement, the Company received an upfront, non-refundable payment of $650.0 million. In addition, the Company will be eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400.0 million in regulatory milestones are related to marketing approvals and $1.0 billion are related to sales-based milestones. There were no regulatory or sales-based milestone payments received through December 31, 2025.
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
In September 2025, the Company announced that the Company and Pfizer have agreed to jointly select a third party for the commercialization and potential further development of vepdegestrant. The announcement did not have an effect on revenue recognition for the year ended December 31, 2025.
Pfizer Research Collaboration Agreement
In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer (the "Pfizer Research Collaboration Agreement"). Under the terms of the Pfizer Research Collaboration Agreement, the Company received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. These payments are being recognized over the total estimated period of performance. As of December 31, 2025, there remains a single target under the Pfizer Research Collaboration Agreement, and, in accordance with the terms of such Agreement, the Company is eligible to receive up to an additional $3.8 million in non-refundable option payments if Pfizer exercises its option for such target protein under the Pfizer Research Collaboration Agreement.
The Company is also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated targets under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales. There were no sales-based milestone payments or royalties received through December 31, 2025.
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
In May 2024, Novartis paid to the Company a one-time, upfront payment in the aggregate amount of $150.0 million in accordance with the terms of the Novartis License Agreement and the Novartis Asset Agreement. Under the terms of the Novartis License Agreement, the Company is eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory and commercial milestones for luxdegalutamide (ARV-766) being met, as well as tiered royalties based on worldwide net sales of luxdegalutamide (ARV-766), subject to reduction under certain circumstances as provided in the Novartis License Agreement. During the year ended December 31, 2025, the Company recognized as revenue $20.0 million upon the achievement of a development milestone pursuant to the terms of the Novartis License

Agreement. There were no development, regulatory or commercial milestone payments, or sales-based royalties received during the year ended December 31, 2024.
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
The Company is eligible to receive up to $44.0 million per target in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received through December 31, 2025.
Bayer Collaboration Agreement
In June 2019, the Company and Bayer AG entered into a Collaboration and License Agreement (the "Bayer Collaboration Agreement") setting forth the Company’s collaboration with Bayer AG to identify or optimize proteolysis targeting chimeras, or PROTAC targeted protein degraders, that mediate for degradation of target proteins ("Targets"), using the Company’s proprietary platform technology, which Targets were selected by Bayer AG, subject to certain exclusions and limitations. Under the terms of the Bayer Collaboration Agreement, the Company received an upfront, non-refundable payment of $17.5 million in exchange for the use of the Company’s technology license. The Company also received an additional $12.0 million from Bayer AG from inception through 2023, including $1.5 million received during the year ended December 31, 2023. These payments were recognized over the total estimated period of performance.
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
Changes in the Company's contract balances were as follows:

	December 31,
(dollars in millions)	2025	2024
Accounts receivable
Beginning balance	$5.7	$—
Additions	21.1	12.4
Payments received	(25.8)	(6.7)
Ending balance	$1.0	$5.7
Accounts payable related to collaborations
Beginning balance	$5.3	$13.1
Additions	46.4	48.9
Payments made	(34.9)	(56.7)
Ending balance	$16.8	$5.3
Contract assets: Collaboration contract asset
Beginning balance	$7.8	$9.4
Additions	—	3.0
Amortization	(4.3)	(4.6)
Ending balance	$3.5	$7.8
Contract liabilities: Deferred revenue
Beginning balance	$448.2	$549.2
Additions to collaboration agreements	—	130.0
Revenue recognized from balances held at the beginning of the period	(242.6)	(101.0)
Revenue recognized from balances not held at the beginning of the period	—	(130.0)
Ending balance	$205.6	$448.2
During the year ended December 31, 2025, the Company updated its estimate to satisfy the performance obligations under the Vepdegestrant (ARV-471) Collaboration Agreement due to the removal of the first-line Phase 3 combination trial with Pfizer’s novel investigational CDK4 inhibitor, atirmociclib, and the removal of the second-line Phase 3 combination trial with a CDK4/6 inhibitor from the development plan. The change in accounting estimate resulted in an increase in revenue of $150.2 million, an increase in operating expenses of $2.6 million, a decrease in net loss of $147.6 million, and a decrease in basic and diluted loss per share of $2.08 for the year ended December 31, 2025.
During the year ended December 31, 2025, the Company also changed its estimate of the duration of the performance period under the Pfizer Research Collaboration Agreement as a result of updated research timelines. The change in accounting estimate resulted in a decrease of $6.6 million in revenue, an increase in net loss, and an increase in basic and diluted loss per share of $0.09 for the year ended December 31, 2025. The reversed revenue will continue to be recognized in future periods as the Company continues to advance on the performance obligation under the updated collaboration timeline.

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
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of December 31, 2025 totaled $205.6 million, which is expected to be recognized in the following periods:

(dollars in millions)
2026	$71.3
2027	20.3
2028	114.0
Total	$205.6
4. Marketable Securities and Fair Value Measurements
The following is a summary of the Company’s available for sale marketable securities measured at fair value on a recurring basis.

	December 31, 2025
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$528.0	$1.1	$—	$529.1
Government securities	Level 2	13.3	0.1	—	13.4
Total		$541.3	$1.2	$—	$542.5

	December 31, 2024
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$934.4	$1.7	$(0.7)	$935.4
Government securities	Level 2	3.5	—	—	3.5
Total		$937.9	$1.7	$(0.7)	$938.9

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
5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

	December 31,
(dollars in millions)	2025	2024
Laboratory equipment	$21.3	$20.6
Leasehold improvements	9.1	9.3
Office equipment	3.0	2.7
Total property, equipment and leasehold improvements	33.4	32.6
Less: accumulated depreciation and amortization	(28.2)	(25.6)
Property, equipment and leasehold improvements, net	$5.2	$7.0
Depreciation and amortization expense totaled $3.0 million, $4.6 million, and $4.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During the year ended December 31, 2024, the Company wrote-off leasehold improvements totaling $2.4 million resulting from the termination of the Terminated Lease, as discussed below in Note 6, Right-of-Use Assets and Liabilities.
6. Right-of-Use Assets and Liabilities
In August 2024, the Company entered into a Lease Termination Agreement with 101 College Street LLC (the "Landlord"). Under the terms of the Lease Termination Agreement, the lease, by and between the Company and the Landlord, dated May 4, 2021 (as amended, the "Terminated Lease"), for certain leased premises of approximately 160,000 square feet of laboratory and office space, was terminated in full, effective August 15, 2024. The leased premises were expected to be occupied by the Company in 2025. In connection with the Lease Termination Agreement and as consideration for the Landlord’s agreement to terminate the lease for its laboratory and office space at 101 College Street in full, the Company agreed to pay to the Landlord a one-time cash termination fee in the amount of $41.5 million and wrote-off $1.9 million of prepaid rent, both of which were recognized in general and administrative operating expenses on the consolidated statements of operations. The Company also cancelled its previously issued letter of credit in the amount of $5.5 million.
The Company has operating leases for its corporate office, laboratories and certain equipment, which expire no later than December 2029. The leases have a weighted-average remaining term of 4.0 years.
The components of lease expense were as follows:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Operating lease cost	$2.9	$1.9	$2.1

Supplemental cash flow information related to leases was as follows:

	December 31,
(dollars in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.0	$1.9	$2.0
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$1.5	$8.5	$—
In December 2024, the Company, entered into a Seventh Amendment and an Eighth Amendment to its lease (collectively the “Seventh and Eighth Building 5 Lease Amendments") with Science Park Development Corporation for certain premises in New Haven, Connecticut (the “Building 5 Premises”). The Seventh and Eighth Building 5 Lease Amendments extend the term of the original lease to December 31, 2029, resulting in an increase in the Company's ROU assets of $8.5 million, and, effective on January 1 2025, expand the Building 5 Premises to include approximately 11,200 square feet of additional laboratory and office space resulting in an increase in the Company's ROU assets of $1.5 million. The annual base rent during the extended term will range from $2.2 million to $2.6 million.
Maturities of operating lease liabilities as of December 31, 2025 were as follows:

(dollars in millions)
2026	$2.3
2027	2.4
2028	2.5
2029	2.6
Total lease payments	9.8
Less: imputed interest	(1.3)
Total	$8.5
7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

	December 31,
(dollars in millions)	2025	2024
Accounts payable	$24.4	$13.4
Accrued liabilities
Research and development expenses	18.2	25.9
Employee expenses	17.5	22.4
Income taxes	4.8	3.2
General and administrative and commercial expenses	3.7	5.1
Professional fees	0.9	1.8
Accounts payable and accrued liabilities	$69.5	$71.8

8. Long-Term Debt
Debt obligations consisted of the following:

			December 31,
(dollars in millions)	Maturity Date	Interest Rate	2025	2024
2018 Assistance Agreement Debt	09/28	3.25%	$0.6	$0.8
Less: current installments included within Accounts Payable and Accrued Liabilities			(0.2)	(0.2)
Total long-term debt			$0.4	$0.6
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
Minimum future principal payments on long-term debt as of December 31, 2025 are as follows:

(dollars in millions)
2026	$0.2
2027	0.2
2028	0.2
Total	$0.6
During the years ended December 31, 2025, 2024 and 2023, interest expense was immaterial.
9. Equity
Preferred Stock
As of December 31, 2025 and 2024, the Company had authorized 5,000,000 shares of preferred stock, at a $0.001 par value per share. Preferred stock may be issued in one or more series upon authorization of the Company's board of directors. The board of directors is authorized to fix the designations, powers, preferences and the relative, participating, optional or other special rights and any qualifications, limitations and restrictions of the shares of each series of preferred stock. The authorized shares of the Company's preferred stock are available for issuance without further action by the Company's stockholders, unless such action is required by applicable law or the rules of any stock exchange on which our securities may be listed.
Common Stock
As of December 31, 2025 and 2024, the Company had authorized 200,000,000 shares of common stock, at a $0.001 par value per share. The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors. No dividends have been declared or paid by the Company since its inception.
In November 2023, the Company completed a private placement offering with certain institutional investors in which the Company issued and sold 12,963,542 shares of common stock at a price of $21.36 per share and, to one investor, in lieu of common stock, pre-funded warrants to purchase up to 3,422,380 shares of common stock at a price of $21.359 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.001 per share, is exercisable immediately and is exercisable until exercised in full. The aggregate gross proceeds from the issuance of common stock and pre-funded warrants totaled approximately $350.0 million, before deducting placement agent fees and offering costs of approximately $15.9 million. As of December 31, 2025, all outstanding pre-funded warrants had been cashless exercised for no consideration and the Company issued 3,422,186 shares of common stock to the holders.
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
During the year ended December 31, 2025, the Company repurchased 10,009,758 shares of its common stock, at an average price of $9.09 per share, for an aggregate purchase price of $91.0 million, plus commissions and excise tax of $0.9 million. As of December 31, 2025, the Company has suspended the program and has no further plans to repurchase additional shares.
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
In November 2023, the Company amended and restated the Equity Distribution Agreement with Piper Sandler and Cantor, pursuant to which the Company may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under a universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the years ended December 31, 2025 and 2024, no shares were issued under this amended and restated agreement.
Stock-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the "2018 ESPP"), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company's common stock. The number of shares of the Company's common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of December 31, 2025, 3,577,025 shares remained available for purchase. During the years ended December 31, 2025, 2024 and 2023, the Company issued 110,412, 120,834 and 78,528 shares, respectively, of common stock under the 2018 ESPP.

2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the "2018 Plan"), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of common shares initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181 shares) issued in respect of incentive units granted under the Incentive Plan that were subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each year beginning with the year ended December 31, 2019 and continuing to, and including, the year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of December 31, 2025, 2,966,406 shares are available for issuance under the 2018 Plan. Common shares subject to outstanding equity awards that expire or are terminated, surrendered, or cancelled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.
Compensation Expense
In connection with the strategic restructuring actions initiated by the Company in the second and third quarters of 2025, as further discussed below in Note 14, Restructuring Activity, the Company modified the vesting terms of certain restricted stock units previously granted to employees. The incremental impact of the modification for the year ended December 31, 2025 totaled $5.3 million, as a decrease to compensation expense.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized compensation expense of $44.0 million, $88.2 million and $71.6 million, respectively, related to the issuance of incentive awards, including $0.5 million, $0.7 million and $0.8 million, respectively, related to the 2018 ESPP.
As of December 31, 2025, there was $30.4 million of compensation expense that is expected to be recognized over a weighted-average period of approximately 1.5 years.
Stock Options
The fair value of the stock options granted during each of the years ended December 31, 2025, 2024 and 2023 was determined using the Black-Scholes option pricing model at the grant date with the following range of assumptions:

	Year ended December 31,
	2025		2024		2023
Expected volatility	72.1% - 80.4%	(1)	72.0% - 75.6%	(1)	71.3% - 75.0%
Expected term (years)	5.5 - 5.7	(2)	5.4 - 5.5	(2)	5.5 - 7.0
Risk free interest rate	3.7% - 4.4%	(3)	3.5% - 4.6%	(3)	3.4% - 4.8%
Expected dividend yield	0%		0%		0%
Exercise price	$6.61 - $17.70		$24.19 - $47.00		$16.21 - $36.27
(1)    Expected volatility is calculated by utilizing the Company's historical volatility of its stock price over a period equal to the expected term.
(2)    Expected term is calculated based on the Company's historical experience.
(3)     Risk free interest rate is based on an interpolation of U.S. Treasury rates to reflect the expected term at the date of grant.
During the year ended December 31, 2023, the Company calculated volatility of its common stock by utilizing a weighted-average of a collection of peer company volatilities and its own common stock volatility as the Company’s common stock had not been trading for a sufficient period of time. The expected term was calculated utilizing the simplified method.

A summary of the stock option activity under the 2018 Plan as of December 31, 2025 is presented below. Included in the table are stock options granted to employees, directors and consultants under the 2018 Plan, as well as options to purchase 255,611 shares of common stock granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

(dollars in millions, except weighted-average exercise price)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	7,892,330	$44.16	6.7	$3.2
Granted	2,253,860	$12.41
Forfeited	(1,515,115)	$46.07
Outstanding as of December 31, 2025	8,631,075	$35.89	6.5	$5.3
Vested and exercisable as of December 31, 2025	5,607,194	$44.41	5.3	$—
Vested and expected to vest as of December 31, 2025	8,304,964	$36.55	6.4	$4.9
The weighted-average grant date fair value of options granted during the years ended December 31, 2025, 2024 and 2023 was $8.15, $27.35 and $21.99, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $3.6 million and $1.4 million, respectively. There were no options exercised during the year ended December 31, 2025.
Restricted Stock Units
A summary of restricted stock unit ("RSU") activity under the 2018 Plan for the year ended December 31, 2025 is presented below. Included in the table are RSUs granted to employees and directors under the 2018 Plan, as well as RSUs representing 170,365 shares of common stock granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested RSUs as of December 31, 2024	2,311,291	$42.25
Granted	3,440,614	$12.34
Released	(1,253,564)	$40.06
Forfeited	(874,290)	$22.81
Unvested RSUs as of December 31, 2025	3,624,051	$18.59
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $12.34, $44.43 and $32.27, respectively. The total intrinsic value of RSUs released during the years ended December 31, 2025, 2024 and 2023 was $17.7 million, $13.2 million and $4.3 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $44.3 million, $13.1 million and $6.9 million, respectively.
10. Equity Method Investments
In July 2019, the Company and Bayer CropScience LP ("Bayer LP") formed Oerth Bio, a joint venture to research, develop and commercialize PROTAC targeted protein degraders for applications in the field of agriculture. Pursuant to the terms of the joint venture agreement, the Company made an in-kind intellectual property contribution to Oerth Bio in the form of a license to certain of the Company’s proprietary technology and Bayer LP committed and subsequently made cash contributions to Oerth Bio totaling $56.0 million, as well as an in-kind intellectual property contribution. The Company and Bayer LP each held an initial ownership interest in Oerth Bio representing 50% of the ownership interests. A 15% ownership interest of Oerth Bio was reserved for the future grants of incentive units to employees and service providers and, as a result, the Company's ownership interest totaled 42.9%, 43.6% and 45.0% as of December 31, 2025, 2024 and 2023, respectively, as a result of vested incentive units.
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
Operating expenses and net loss of Oerth Bio for the years ended December 31, 2025, 2024 and 2023 totaled $1.1 million, $3.7 million and $8.3 million, respectively. The Company recognized no equity method losses for the years ended December 31, 2025 and 2024. The Company recognized equity method losses of $2.5 million for the year ended December 31, 2023. As of December 31, 2025, and 2024, the Company’s carrying value of the investment was zero.
The Company also provides Oerth Bio with compensated research and development and administrative services through a separate agreement. The services rendered by the Company during the years ended December 31, 2025, 2024 and 2023 were immaterial.
11. Income Taxes
For the years ended December 31, 2025, 2024 and 2023, income tax expense totaled $0.3 million, $0.6 million and $0.9 million, respectively, and consisted of the following:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Current:
U.S.:
Federal	$(0.3)	$—	$(1.7)
State and local	0.6	0.6	2.6
Total current	0.3	0.6	0.9
Deferred:
U.S.:
Federal	—	—	—
State and local	—	—	—
Total deferred	—	—	—
Income tax expense	$0.3	$0.6	$0.9
The Company generated a taxable loss for the year ended December 31, 2025 primarily due to losses from operations. The Company has not recorded any income tax benefits for the net operating losses incurred in the period due to its uncertainty of realizing a benefit from those items.
The Company generated a taxable income for the year ended December 31, 2024 primarily due to the Novartis License Agreement, the Novartis Asset Agreement and the required capitalization of research and development expenses. The taxable income for federal purposes has been partially offset by losses from operations.

The Company generated a taxable loss for the year ended December 31, 2023 primarily due to losses from operations. The Company has not recorded any income tax benefits for the net operating losses incurred in the period due to its uncertainty of realizing a benefit from those items.
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was signed into law in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions, and provisions allowing accelerated tax deductions for qualified property and research expenditures. The tax impacts of this legislation do not have a material impact on the Company's consolidated financial statements.
All of the Company’s losses before income taxes were generated in the United States.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year ended December 31,
	2025		2024		2023
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal statutory tax rate	$(16.9)	21.0%	$(41.6)	21.0%	$(76.4)	21.0%
State and local income taxes, net of federal income tax effect	0.1	(0.1%)	4.6	(2.3%)	2.1	(0.6%)
Tax credits
Research and development tax credit	(6.8)	8.5%	(9.1)	4.6%	(28.0)	7.6%
Changes in valuation allowance	16.6	(20.6%)	43.8	(22.1%)	98.2	(26.9%)
Nontaxable or nondeductible items
Stock compensation	7.5	(9.3%)	2.1	(1.1%)	4.5	(1.2%)
Other	(0.2)	0.1%	0.8	(0.4%)	0.5	(0.2%)
Effective tax rate	$0.3	(0.4%)	$0.6	(0.3%)	$0.9	(0.3%)
For the year ended December 31, 2025, state and local income taxes in Connecticut, Massachusetts, and New York comprised the majority of the state and local income taxes, net of federal effect. For the year ended December 31, 2024, state and local income taxes in Connecticut comprised the majority of the state and local income taxes, net of federal effect. For the year ended December 31, 2023, state and local income taxes in New York comprised the majority of the state and local income taxes, net of federal effect.
The following table summarizes income taxes paid, net of refunds received for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(dollars in millions)	2025	2024	2023
US federal	$(0.4)	$0.7	$—
US state and local
California	*	*	1.3
Massachusetts	*	*	1.2
New York	*	0.8	2.4
New York City	*	0.5	2.2
New Jersey	*	*	1.1
Pennsylvania	*	*	1.9
Other	—	0.3	1.0
Total income taxes paid, net of refunds received	$(0.4)	$2.3	$11.1

•The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.
Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities were as follows as of December 31, 2025 and 2024:

	December 31,
(dollars in millions)	2025	2024
Deferred income tax assets:
Loss carryforwards	$145.4	$31.7
Capitalized research and development	131.9	161.3
Deferred revenue	81.9	155.6
Tax credits	62.1	55.8
Stock compensation	56.6	60.1
Other	4.4	8.3
Total deferred income tax assets	482.3	472.8
Deferred income tax liabilities:
Property, equipment and leasehold improvements	(0.9)	(1.4)
Total deferred income tax liabilities	(0.9)	(1.4)
Less valuation allowance	(481.4)	(471.4)
Net deferred income tax liability	$—	$—
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
All, or a portion of, the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to utilize these potential tax benefits. The valuation allowance increased by $10.0 million and $63.5 million in 2025 and 2024, respectively, due to increases in net operating loss carryforwards, revenue recognition for tax purposes from the Vepdegestrant (ARV-471) Collaboration Agreement and the mandatory capitalization of qualified research and development costs in 2024.
The Company had $533.6 million and $111.0 million of federal net operating loss carryforwards as of December 31, 2025 and 2024, respectively. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of the Company’s taxable income in the year in which carryforwards are used. The Company had $563.2 million and $129.0 million of state and local net operating loss carryforwards as of December 31, 2025 and 2024, respectively, which expire at various dates beginning in 2035. The Company had $44.7 million and $37.7 million of federal tax credit carryforwards as of December 31, 2025 and 2024, respectively. The Company had $22.3 million and $22.4 million of state tax credit carryforwards as of December 31, 2025 and 2024, respectively, which expire at various dates beginning in 2035.
The Company has performed a Section 382 analysis through December 31, 2024 to determine whether an ownership change occurred for tax purposes. Based on this analysis, the Company determined that ownership changes occurred on July 31, 2018 and December 31, 2020 due to various equity offerings, vesting of restricted stock awards and stock option exercises. These ownership changes resulted in Section 382 limitations on the Company’s net operating loss and tax credit carryforwards generated before these dates. However, because the amount of the Section 382 limitations (including carryover of the unused Section 382 limitations and realized built-in gains) exceeds the amount of the Company’s carryforwards generated before these dates, the limitations will not affect the Company's ability to fully utilize these carryforwards.

The Company complies with the provisions of ASC 740, Accounting for Income Taxes, in accounting for its uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of December 31, 2025 and 2024, the Company recorded net uncertain tax positions of $5.9 million and $5.4 million, respectively, relating primarily to state income tax filing positions in various jurisdictions.
Changes in the Company's gross unrecognized tax benefits were as follows:

	Year ended December 31,
(dollars in millions)	2025	2024	2023
Beginning of period balance - gross	$5.9	$5.9	$4.1
Increases for tax positions taken during the current period	—	—	1.8
End of period balance - gross	$5.9	$5.9	$5.9
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in tax expense. The Company's accrual for interest and penalties as of December 31, 2025 and 2024 totaled $1.6 million and $1.0 million, respectively.
The Company is required to file income tax returns in the U.S. Federal and various state jurisdictions. As a result of the Company’s net operating loss carryforwards, the Company’s federal and state statutes of limitations generally remain open for all tax years until its net operating loss and tax credit carryforwards are utilized or expire prior to utilization. The Company is currently under federal income tax examination for the year ended December 31, 2023, and state income tax examination with the state of New York for the years ended December 31, 2021 through December 31, 2023.
12. Commitments and Contingencies
From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount, which could differ materially. Legal fees and other costs associated with such actions are expensed as incurred. As of December 31, 2025, 2024 and 2023, the Company accrued zero, $5.0 million and $15.2 million, respectively, for such matters, related to the Amended License Agreement with Yale University ("Yale"), as further described below.
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
Yale University License Agreement
In June 2024, the Company entered into an Amended and Restated License Agreement (the “Amended License Agreement”) with Yale pursuant to which the parties amended and restated the license agreement dated July 5, 2013, as amended to date (the "Original Agreement"). In connection with the signing of the Amended License Agreement, the Company made a payment of $14.95 million to Yale, comprising both an upfront payment connected to the Amended License Agreement and an amount related to the collaboration income under the Novartis License Agreement and Novartis Asset Agreement (see Note 3, Research

Collaboration and License Agreements, for a description of the agreements). The Company made another $5.0 million payment in June 2025 on the first anniversary of signing. Thereafter, the Company will also pay to Yale (1) up to $15.0 million if it secures approval of the first and second royalty products (as defined in the Amended License Agreement), (2) a low single digit percentage royalty on certain, more narrowly defined “collaboration products,” and (3) a lower single digit royalty on its aggregate worldwide net sales of certain newly defined “meaningfully involved products.”
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
During each of the years ended December 31, 2025, 2024 and 2023, the Company recognized expenses under the license agreement totaling $0.7 million, zero and $0.3 million, respectively, under the license agreement. The payment made in the year ended December 31, 2024 included the payment made in connection with signing the Amended License Agreement, as summarized above.
13. Net Loss Per Share
Basic and diluted loss per common share was calculated as follows:

	Year ended December 31,
(dollars and shares in millions, except per common share amounts)	2025	2024	2023
Net loss	$(80.8)	$(198.9)	$(367.3)
Weighted-average common shares outstanding - basic and diluted	70.9	71.9	55.5
Net loss per common share - basic and diluted	$(1.14)	$(2.77)	$(6.62)
Treasury shares are not considered outstanding and are excluded from the calculation of basic and diluted loss per common share.
The weighted-average number of common shares included in the computation of basic and diluted net loss per common share for the years ended December 31, 2024 and 2023 gave effect to pre-funded warrants which allowed holders to acquire a specified number of common shares at a nominal exercise price of $0.001 per share and were classified as equity. The shares underlying the pre-funded warrants were exercisable for little or no consideration and therefore the underlying shares were considered outstanding at the issuance of the pre-funded warrants for purposes of calculating the weighted-average number of common shares outstanding in basic and diluted net loss per share for common share. As of December 31, 2025, all outstanding pre-funded warrants had been cashless exercised for no consideration. See Note 9, Equity.

The Company reported net losses for each of the years ended December 31, 2025, 2024 and 2023, and therefore excluded all stock options and RSUs from the computation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

	Year ended December 31,
(shares in millions)	2025	2024	2023
Stock options	8.6	7.9	7.9
RSUs	3.6	2.3	1.2
	12.2	10.2	9.1
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
In September 2025, the Company announced an update on its collaboration with Pfizer and further actions to support value creation by optimizing organizational and cost structures and streamlining operations in advance of multiple anticipated upcoming value inflection points, including: further limiting additional expenditures on the vepdegestrant program supporting activities required for commercialization readiness and identification, with Pfizer, of a third party for the commercialization and potential further development of vepdegestrant; reducing the Company's workforce by an additional 15% to streamline operations, with the most significant reductions being roles related to vepdegestrant commercialization; and proactively managing pipeline cost by seeking strategic business development opportunities and by identifying further efficiencies across the business. The September 2025 workforce reduction was substantially completed in the first quarter of 2026.
Components of Restructuring Charges
During the year ended December 31, 2025, the Company recognized net restructuring charges of $3.7 million, including $15.3 million of cash severance and other one-time employee related termination benefit related to the workforce reduction, partially offset by a reversal of $11.6 million of non-cash stock compensation and bonus expenses, of which $2.3 million of charges are reflected in research and development expenses and $1.3 million of a reversal of previously recognized expense reflected in general and administrative expenses in the accompanying consolidated statement of operations. The Company recognized no restructuring charges during the years ended December 31, 2024 and 2023.
The Company's restructuring accrual totaled $4.4 million and zero as of December 31, 2025 and 2024, respectively.
15. Segment Information
The Company's operations are organized into one operating and reportable segment focused on the discovery, development and commercialization of therapies that degrade disease-causing proteins. The segment develops protein degradation therapies designed to harness the body's natural protein disposal system to selectively and efficiently degrade and remove disease-causing protein through the Company's PROTAC (PROteolysis TArgeting Chimera) protein degrader platform. The Company is progressing multiple product candidates through clinical development programs, including ARV-102, targeting the leucine-rich repeat kinase 2 protein for the treatment of neurodegenerative diseases; ARV-806, targeting Kirsten rat sarcoma G12D protein for cancers with the G12D mutation, including pancreatic, colorectal and non-small cell lung cancers; ARV-393, targeting the B-cell lymphoma 6 protein for the treatment of relapsed/refractory non-Hodgkin Lymphoma; ARV-027, targeting the polyQ-AR in skeletal muscle and specifically selected for potent in vitro reduction of cytosolic and nuclear polyQ-AR and for favorable skeletal muscle exposure following oral administration; and vepdegestrant, targeting the estrogen receptor for the treatment of locally advanced or metastatic ER positive / human epidermal growth factor receptor 2 negative breast cancer. The Company's tangible assets are held in the United States and all of the Company's revenue has been generated in the United States. The Company manages all business activities on a consolidated basis. The Company's chief operating decision maker is the Chief Executive Officer.
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

The following table summarizes the reportable segment's financial information:

	Years Ended December 31,
(dollars in millions)	2025	2024	2023
Revenue	$262.6	$263.4	$78.5
Less:
Research and development expense
Program-specific external expense:
Vepdegestrant (ARV-471) (*)	62.7	76.9	104.8
ARV-102	21.0	13.0	2.3
ARV-806	13.5	2.3	—
ARV-393	11.1	6.8	1.4
Bavdegalutamide (ARV-110)	2.7	8.5	26.6
Luxdegalutamide (ARV-766)	—	19.7	24.2
Other programs	4.5	—	—
Non program-specific external expense	49.1	62.8	72.4
Compensation and related personnel expense (including stock-based compensation)	109.6	145.4	134.2
Other research and development expense	11.0	12.8	13.8
Total research and development expense	285.2	348.2	379.7
General and administrative expense	95.9	165.4	100.3
Other segment expense, net (**)	0.4	2.9	1.2
Income tax expense	0.3	0.6	0.9
Loss from equity method investment	—	—	2.5
Plus:
Interest income, net	38.4	54.8	38.8
Segment net loss	$(80.8)	$(198.9)	$(367.3)
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
Depreciation and amortization expense totaled $3.0 million, $4.6 million, and $4.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.