Form 10-Q
period 2026-06-30
ARVINAS, INC.
filed 2026-08-04
CIK 1655759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had 65,386,191 shares of common stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the initiation, timing, progress and results of our current and/or future clinical trials of ARV-393, ARV-102, ARV-027 and ARV-806, including statements regarding the period during which the results of the clinical trials will become available or the forum in which we will present such results;
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
•the potential achievement of milestones and receipt of payments under our collaborations and license agreements, including our license agreement with Pfizer Inc. and Rigel Pharmaceuticals, Inc.;
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
•our plans to seek an out-licensing agreement for any additional clinical trials, including dose expansion or combination clinical trials, for ARV-806;
•our belief that ARV-027 has the potential to become the first treatment option for patients with spinal bulbar muscular atrophy, where no therapies have been approved the U.S. or European Union;
•our belief that PROTAC-mediated degradation has the potential to address the historically undruggable nature of the B-cell lymphoma 6 protein ("BCL6") and that ARV-393 PROTAC-mediated degradation of BCL6 may provide an important novel therapeutic option for patients with non-Hodgkin lymphoma ("NHL");
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
•our belief that the higher-than-predicted proportion of patients with T-cell lymphomas, when compared to the overall lymphoma population, in the early monotherapy cohorts of the Phase 1 clinical trial of ARV-393 in patients with relapsed/refractory NHL may reflect the limited treatment options for these patients;
•the potential receipt of revenue from future sales of our product candidates;
•the rate and degree of market acceptance and clinical utility of our product candidates;
•our estimates regarding the potential market opportunity for our product candidates;
•our ability to manage the search for a new chief medical officer;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(dollars and shares in millions, except per share amounts)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$94.3	$142.9
Marketable securities	473.6	542.5
Accounts receivable	50.3	1.0
Other receivables	4.0	5.4
Prepaid expenses and other current assets	30.0	8.9
Total current assets	652.2	700.7
Property, equipment and leasehold improvements, net	5.0	5.2
Operating lease right-of-use assets	7.3	8.2
Contract and other assets	10.6	3.8
Total assets	$675.1	$717.9
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$52.2	$69.5
Deferred revenue	—	71.3
Current portion of collaboration liability	28.4	—
Current portion of operating lease liabilities	1.9	1.7
Total current liabilities	82.5	142.5
Deferred revenue	—	134.3
Collaboration liability	24.3	—
Long-term debt	0.3	0.4
Operating lease liabilities	5.8	6.8
Total liabilities	112.9	284.0
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, zero shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value; 75.3 shares issued and 65.3 shares outstanding as of June 30, 2026, and 73.5 shares issued and 63.5 outstanding as of December 31, 2025	0.1	0.1
Accumulated deficit	(1,500.6)	(1,612.4)
Additional paid-in capital	2,155.4	2,136.9
Accumulated other comprehensive (loss) income	(0.8)	1.2
Treasury Stock, at cost (10.0 shares as of June 30, 2026 and December 31, 2025)	(91.9)	(91.9)
Total stockholders’ equity	562.2	433.9
Total liabilities and stockholders’ equity	$675.1	$717.9
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

(dollars and shares in millions, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Operations	2026	2025	2026	2025
Revenue	$249.7	$22.4	$265.3	$211.2
Operating expenses:
Cost of license revenue	9.0	—	9.0	—
Research and development	52.6	68.6	113.0	159.4
General and administrative	24.0	25.3	43.0	51.9
Total operating expenses	85.6	93.9	165.0	211.3
Income (loss) from operations	164.1	(71.5)	100.3	(0.1)
Other income
Other expense, net	—	(0.3)	(0.1)	(0.4)
Interest income, net	5.5	10.3	11.9	22.0
Total other income	5.5	10.0	11.8	21.6
Net income (loss) before income taxes	169.6	(61.5)	112.1	21.5
Income tax (expense) benefit	(0.2)	0.3	(0.3)	0.2
Net income (loss)	$169.4	$(61.2)	$111.8	$21.7

Earnings (loss) per common share
Basic	$2.61	$(0.84)	$1.74	$0.30
Diluted	$2.58	$(0.84)	$1.70	$0.30

Weighted average common shares outstanding
Basic	64.8	73.0	64.4	72.8
Diluted	65.7	73.0	65.7	73.0

(dollars in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Comprehensive Income (Loss)	2026	2025	2026	2025
Net income (loss)	$169.4	$(61.2)	$111.8	$21.7
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(0.4)	(0.5)	(2.0)	—
Comprehensive income (loss)	$169.0	$(61.7)	$109.8	$21.7
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury		Total Stockholders' Equity
For the Three Months Ended June 30, 2026 and 2025	Shares	Amount				Shares	Amount
Balance as of March 31, 2026	74.5	$0.1	$(1,670.0)	$2,149.0	$(0.4)	10.0	$(91.9)	$386.8
Stock-based compensation	—	—	—	5.9	—	—	—	5.9
Net income	—	—	169.4	—	—	—	—	169.4
Issuance of common stock under equity incentive plans	0.8	—	—	0.5	—	—	—	0.5
Unrealized loss on available-for-sale securities	—	—	—	—	(0.4)	—	—	(0.4)
Balance as of June 30, 2026	75.3	$0.1	$(1,500.6)	$2,155.4	$(0.8)	10.0	$(91.9)	$562.2
Balance as of March 31, 2025	73.0	$0.1	$(1,448.7)	$2,107.2	$1.5	—	$—	$660.1
Stock-based compensation	—	—	—	10.4	—	—	—	10.4
Net loss	—	—	(61.2)	—	—	—	—	(61.2)
Issuance of common stock under equity incentive plans	0.2	—	—	0.5	—	—	—	0.5
Unrealized loss on available-for-sale securities	—	—	—	—	(0.5)	—	—	(0.5)
Balance as of June 30, 2025	73.2	$0.1	$(1,509.9)	$2,118.1	$1.0	—	$—	$609.3
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited), continued

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury		Total Stockholders' Equity
For the Six Months Ended June 30, 2026 and 2025	Shares	Amount				Shares	Amount
Balance as of December 31, 2025	73.5	$0.1	$(1,612.4)	$2,136.9	$1.2	10.0	$(91.9)	$433.9
Stock-based compensation	—	—	—	18.0	—	—	—	18.0
Net income	—	—	111.8	—	—	—	—	111.8
Issuance of common stock under equity incentive plans	1.8	—	—	0.5	—	—	—	0.5
Unrealized loss on available-for-sale securities	—	—	—	—	(2.0)	—	—	(2.0)
Balance as of June 30, 2026	75.3	$0.1	$(1,500.6)	$2,155.4	$(0.8)	10.0	$(91.9)	$562.2
Balance as of December 31, 2024	68.8	$0.1	$(1,531.6)	$2,092.2	$1.0	—	$—	$561.7
Stock-based compensation	—	—	—	25.4	—	—	—	25.4
Net income	—	—	21.7	—	—	—	—	21.7
Issuance of common stock under equity incentive plans	1.0	—	—	0.5	—	—	—	0.5
Issuance of common stock for pre-funded warrants	3.4	—	—	—	—	—	—	—
Balance as of June 30, 2025	73.2	$0.1	$(1,509.9)	$2,118.1	$1.0	—	$—	$609.3
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
(dollars in millions)	2026	2025
Cash flows from operating activities:
Net income	$111.8	$21.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1.4	1.5
Net accretion of bond discounts/premiums	(3.2)	(7.3)
Amortization of right-of-use assets	0.9	1.2
Amortization of collaboration contract asset	3.5	3.7
Stock-based compensation	18.0	25.3
Changes in operating assets and liabilities:
Accounts receivable	(49.3)	5.2
Other receivables	1.4	(2.6)
Prepaid expenses and other assets	(4.6)	(3.1)
Contract assets	(26.8)	—
Accounts payable and accrued liabilities	(16.9)	(17.6)
Operating lease liability	(0.9)	(1.0)
Deferred revenue	(205.5)	(211.3)
Collaboration liability	52.7	—
Net cash used in operating activities	(117.5)	(184.3)
Cash flows from investing activities:
Purchases of marketable securities	(239.3)	(237.6)
Maturities of marketable securities	280.5	437.5
Sales of marketable securities	28.9	—
Purchases of property, equipment and leasehold improvements	(1.5)	(1.6)
Net cash provided by investing activities	68.6	198.3
Cash flows from financing activities:
Repayments of long-term debt	(0.2)	(0.1)
Proceeds from exercise of stock options and issuance of ESPP shares	0.5	0.5
Net cash provided by financing activities	0.3	0.4
Net (decrease) increase in cash and cash equivalents	(48.6)	14.4
Cash and cash equivalents, beginning of the period	142.9	100.5
Cash and cash equivalents, end of the period	$94.3	$114.9
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
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows for the foreseeable future. The Company has financed its operations primarily through sales of assets and equity interests, proceeds from collaborations and licensing arrangements, grant funding and debt financing. The Company had cash, cash equivalents and marketable securities of approximately $567.9 million as of June 30, 2026.
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
Significant Accounting Policies
There were no changes to the Company’s significant accounting policies during the six months ended June 30, 2026.
3. Research Collaboration and License Agreements
Rigel License Agreement
On May 11, 2026, the Company and the Company's direct subsidiaries, Arvinas Operations, Inc. and Arvinas Estrogen Receptor, Inc., together with Pfizer Inc. (“Pfizer”), entered into a license agreement (the “Rigel License Agreement”) with Rigel Pharmaceuticals, Inc. (“Rigel”). Pursuant to the Rigel License Agreement, the Company and Pfizer granted to Rigel a license for the exclusive global development, manufacturing and commercialization rights for VEPPANU™ (vepdegestrant), an orally bioavailable PROteolysis TArgeting Chimera (PROTAC), estrogen receptor degrader approved in the U.S. for use as a monotherapy in the treatment of adults with estrogen receptor–positive ("ER+"), human epidermal growth factor receptor 2–negative ("HER2-"), estrogen receptor 1 (“ESR1”)-mutated advanced or metastatic breast cancer, as detected by a U.S. Food and Drug Administration ("FDA")-authorized test, with disease progression following at least one line of endocrine therapy.
In connection with the execution of the Rigel License Agreement, the Company and Pfizer entered into a separate letter agreement supplementing and amending certain terms of the Original Vepdegestrant (ARV-471) Collaboration Agreement (as defined below) to facilitate the licensing of VEPPANU to Rigel, which was accounted for as a contract modification. See "Original Vepdegestrant (ARV-471) Collaboration Agreement" below for additional information.
Under the terms of the Rigel License Agreement, Rigel is responsible for the launch and commercialization of VEPPANU in the U.S. and owns global rights with the ability to sublicense to potential partners to further develop and commercialize VEPPANU outside of the U.S. The Company and Pfizer will be entitled to a percentage of sublicensing revenue generated outside the U.S.
The Company's future performance obligations under the Original Vepdegestrant (ARV-471) Collaboration Agreement have been satisfied under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, ("ASC 606"), as a result of the terms of the Rigel Agreement. Rigel has agreed to reimburse the Company and Pfizer up to $40.0 million of the costs of ongoing development activities that were in progress as of the effective date of the Rigel License Agreement. While Pfizer is responsible for these ongoing development activities, the Company and Pfizer will share equally in this reimbursement and therefore the Company will reimburse Pfizer for 50% of the costs of such activities. The Company recognized its share of the contribution totaling $20.0 million in revenue in the accompanying unaudited condensed consolidated statement of operations and prepaid expenses and other current assets and contract and other assets in the accompanying unaudited condensed consolidated balance sheet.
Under the terms of and as consideration for entering into the Rigel License Agreement, Rigel paid to the Company and Pfizer a one-time, upfront payment in the aggregate amount of $70.0 million. In addition, the Company and Pfizer will receive an additional payment in the amount of $15.0 million from Rigel upon successful completion of select development and manufacturing transition activities. The Company and Pfizer will also be eligible to receive up to an additional $320.0 million in the aggregate as contingent payments based on future development, regulatory and commercial milestones being met, as well as tiered royalties in the mid-teens to mid-20s based upon worldwide net sales of VEPPANU, subject to reduction under certain circumstances as provided in the Rigel License Agreement. All payments under the Rigel License Agreement will be distributed evenly between the Company and Pfizer. The milestones and royalty payments under the

Rigel License Agreement replace any unearned future amounts that may be owed by Pfizer to the Company under the collaboration agreement, dated as of July 21, 2021, by and between the Company, certain of the Company’s subsidiaries and Pfizer.
The Company determined that the exclusive license granted to Rigel represents a functional intellectual property license under ASC 606 and constitutes a single performance obligation that was satisfied at a point in time when control of the license transferred to Rigel. The Company recognized license revenue consisting of the upfront license payment of $70.0 million and additional payment due upon completion of transition activities of $15.0 million, offset by $42.5 million of consideration payable to Pfizer under the Original Vepdegestrant (ARV-471) Collaboration Agreement, as amended as discussed below, resulting in the recognition of $42.5 million of net revenue, in addition to $20.0 million of cost reimbursement fees noted above.
The Rigel License Agreement became effective on June 11, 2026 and will expire on a country-by-country and licensed product-by-licensed product basis until the expiration of the applicable royalty term. The Rigel License Agreement contains customary termination provisions, including that Rigel may terminate the Rigel License Agreement upon the material breach of the Company and/or Pfizer and the Company and Pfizer may terminate the Rigel License Agreement upon the material breach of Rigel. Additionally, Rigel may terminate the Rigel License Agreement for convenience subject to a written notice period, following a pre-defined period of time.
Original Vepdegestrant (ARV-471) Collaboration Agreement
In July 2021, the Company entered into a Collaboration Agreement with Pfizer (the “Original Vepdegestrant (ARV-471) Collaboration Agreement”) pursuant to which the Company granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing the Company’s proprietary compound vepdegestrant (the “Licensed Products”). Under the Original Vepdegestrant (ARV-471) Collaboration Agreement, the Company received an upfront, non-refundable payment of $650.0 million. In addition, the Company was eligible to receive up to an additional $1.4 billion in contingent payments based on specific regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400.0 million in regulatory milestones were related to marketing approvals and $1.0 billion were related to sales-based milestones. There were no sales-based milestone payments received through June 30, 2026.
Under the Original Vepdegestrant (ARV-471) Collaboration Agreement, the Company and Pfizer shared equally all development costs for the Licensed Products, including costs of conducting clinical trials, subject to certain exceptions, and the parties were also to share equally all profits and losses in commercialization and medical affairs activities for the Licensed Products in all other countries, subject to certain exceptions.
As a direct result of the Company’s entry into the Original Vepdegestrant (ARV-471) Collaboration Agreement, the Company incurred direct and incremental costs to obtain the contract, paid to a financial advisor, totaling $12.9 million. In accordance with Accounting Standards Codification ("ASC") 340, Other Assets and Deferred Costs, the Company recognized an asset of $12.9 million in collaboration contract asset and other assets in the condensed consolidated balance sheet at inception of the Original Vepdegestrant (ARV-471) Collaboration Agreement, which was being amortized as general and administrative expense over the total estimated period of performance under the Original Vepdegestrant (ARV-471) Collaboration Agreement prior to the Rigel License Agreement. During the three months ended June 30, 2026, the remaining collaboration contract asset of $3.1 million was recorded to general and administration expense.
In the second quarter of 2026, the Company announced that the FDA has granted approval for VEPPANU for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine-based therapy. The Company received $50.0 million as a development milestone payment in connection with the FDA’s approval of VEPPANU which was recognized as revenue during the three months ended June 30, 2026.
In May 2026, the Company, Pfizer and Rigel entered into the Rigel License Agreement. In connection with and to facilitate entry into the Rigel License Agreement, the Company and Pfizer also entered into a letter agreement supplementing and amending the terms of the Original Vepdegestrant (ARV-471) Collaboration Agreement (the "Pfizer Letter Agreement") which was accounted for as a contract modification. Pursuant to the terms of the Pfizer Letter Agreement, until any termination of the Rigel License Agreement, the milestones and royalty payments under the Rigel License Agreement replace any unearned future amounts that may be owed by Pfizer to the Company under the Original Vepdegestrant (ARV-471) Collaboration Agreement.
As a result of the Pfizer Letter Agreement supplementing and amending the Original Vepdegestrant (ARV-471) Collaboration Agreement, the Company concluded that its future performance obligations under the Original Vepdegestrant (ARV-471) Collaboration Agreement have been satisfied under ASC 606, as a result of the terms of the Rigel Agreement, and recognized the remaining deferred revenue of $179.1 million. In the same period, the Company recognized a consideration payable collaboration liability of $52.7 million to fund certain ongoing development activities in progress as of the effective date of the Rigel License Agreement being performed by Pfizer, which was recorded as a reduction of revenue. Accordingly, the Company recognized net revenue of $126.4 million during the three months ended June 30, 2026. Prior to the Rigel License Agreement, the Company recognized $7.3 million and $21.7 million of revenue related to the Original Vepdegestrant (ARV-471) Collaboration Agreement during the three and six months ended June 30, 2026, respectively.
Pfizer Research Collaboration Agreement
In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer (the “Pfizer Research Collaboration Agreement”). Under the terms of the Pfizer Research Collaboration Agreement, the Company received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. These payments were being recognized over the total estimated period of performance. As of June 30, 2026, the research program term under the Pfizer Research Collaboration Agreement has concluded and no targets currently remain. The Company recognized the remaining deferred revenue of $3.5 million during the three months ended June 30, 2026. In accordance with the terms of the Pfizer Research Collaboration Agreement, the Company was eligible to receive up to an additional $3.8 million in non-refundable option payments if Pfizer exercised its option for the then-remaining target protein under the Pfizer Research Collaboration Agreement. Under the terms of the Pfizer Research Collaboration Agreement, the Company was also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated target proteins under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales, which were subject to reductions. There were no sales-based milestone payments or royalties received through June 30, 2026.
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
Under the terms of the Novartis License Agreement, the Company is eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory and commercial milestones for luxdegalutamide (ARV-766) being met, as well as tiered royalties based on worldwide net sales of luxdegalutamide (ARV-766), subject to reduction under certain circumstances as provided in the Novartis

License Agreement. There were no development, regulatory or commercial milestone payments, or sales-based royalties received during the three and six months ended June 30, 2026 and 2025.
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
Restated Genentech Agreement
In November 2017, the Company entered into an Amended and Restated Option, License, and Collaboration Agreement (the “Restated Genentech Agreement”) with Genentech, Inc. and F. Hoffman-La Roche Ltd. (together "Genentech"), amending a previous Genentech agreement entered into in September 2015. Under the Restated Genentech Agreement, the Company received additional upfront, non-refundable payments of $34.5 million (in addition to $11.0 million received under the previous agreement in 2015) to fund Genentech-related research. Upfront non-refundable payments were recognized as revenue over the performance period, which concluded during the first quarter of 2023. The research phase of the collaboration with Genentech ended, and Genentech was no longer able to nominate new targets into the collaboration. As of March 31, 2026, the only target that remained part of the collaboration was the PROTAC targeted protein degrader for which Genentech exercised its exclusive option upon amendment and restatement of the agreement. Pursuant to notice received from Genentech on June 9, 2026 in accordance with the terms of the Restated Genentech Agreement, the Restated Genentech Agreement will terminate effective August 8, 2026.
Under the Restated Genentech Agreement, the Company was eligible to receive up to $44.0 million per target protein in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received through June 30, 2026.
During the three and six months ended June 30, 2026 and 2025, the Company's sources of revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Revenue
Original Vepdegestrant (ARV-471) Collaboration Agreement	$133.7	$21.1	$148.1	$211.0
Original Vepdegestrant (ARV-471) Collaboration Agreement - milestone payment	50.0	—	50.0	—
Pfizer Research Collaboration Agreement	3.5	1.3	4.7	0.2
Rigel License Agreement	62.5	—	62.5	—
Total Revenue	$249.7	$22.4	$265.3	$211.2
During the six months ended June 30, 2025, the Company updated its estimate to satisfy the performance obligations under the Original Vepdegestrant (ARV-471) Collaboration Agreement due to the removal of the first-line Phase 3 combination trial with Pfizer’s novel investigational CDK4 inhibitor, atirmociclib, and the removal of the second-line Phase 3 combination trial with a CDK4/6 inhibitor from the development plan. The change in accounting estimate resulted in an increase in revenue of $150.2 million, an increase in operating expenses of $2.6 million, an increase in net income of $147.6 million, and an increase in basic and diluted earnings per share of $2.04 and $2.03, respectively, for the six months ended June 30, 2025.
During the six months ended June 30, 2025, the Company also changed its estimate of the duration of the performance period under the Pfizer Research Collaboration Agreement as a result of updated research timelines. The change in accounting estimate resulted in a decrease in revenue and net income of $2.5 million, and a decrease in basic and diluted earnings per share of $0.03 for the six months ended June 30, 2025.
During the three months ended June 30, 2026 and 2025, and the six months ended June 30, 2026, no changes in accounting estimates related to the Company's collaborations were recorded.
Changes in the Company's contract balances for the six months ended June 30, 2026 and 2025 were as follows:

(dollars in millions)	June 30, 2026	June 30, 2025
Accounts receivable related to collaborations
Beginning balance	$1.0	$5.7
Additions	51.1	0.1
Payments received	(1.8)	(5.3)
Ending balance	$50.3	$0.5
Accounts payable related to collaborations
Beginning balance	$16.8	$5.4
Additions	12.6	29.5
Payments made	(26.0)	(24.8)
Ending balance	$3.4	$10.1
Contract assets: Collaboration contract asset
Beginning balance	$3.5	$7.8
Amortization	(3.5)	(3.7)
Ending balance	$—	$4.1
Contract assets: Contract assets
Beginning balance	$—	$—
Additions	27.5	—
Deductions	(0.7)	—
Ending balance	$26.8	$—
Contract liabilities: Deferred revenue
Beginning balance	$205.6	$448.2
Revenue recognized from balances held at the beginning of the period	(152.9)	(211.2)
Deductions from collaboration agreements	(52.7)	—
Ending balance	$—	$237.0
Contract liabilities: Collaboration liability
Beginning balance	$—	$—
Additions	52.7	—
Ending balance	$52.7	$—

4. Marketable Securities and Fair Value Measurements
The following is a summary of the Company’s available-for-sale marketable securities measured at fair value on a recurring basis.

	June 30, 2026
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$450.1	$0.1	$(0.8)	$449.4
Government securities	Level 2	24.3	—	(0.1)	24.2
Total		$474.4	$0.1	$(0.9)	$473.6

	December 31, 2025
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$528.0	$1.1	$—	$529.1
Government securities	Level 2	13.3	0.1	—	13.4
Total		$541.3	$1.2	$—	$542.5
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
5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

(dollars in millions)	June 30, 2026	December 31, 2025
Laboratory equipment	$21.9	$21.3
Leasehold improvements	9.1	9.1
Office equipment	3.2	3.0
Total property, equipment and leasehold improvements	34.2	33.4
Less: accumulated depreciation and amortization	(29.2)	(28.2)
Property, equipment and leasehold improvements, net	$5.0	$5.2
During the three months ended June 30, 2026 and 2025, the Company recognized depreciation and amortization expense of $0.7 million and $0.8 million, respectively.
During the six months ended June 30, 2026 and 2025, the Company recognized depreciation and amortization expense of $1.4 million and $1.5 million, respectively.
6. Right-of-Use Assets and Liabilities
Operating lease liabilities and their corresponding right-of-use ("ROU") assets are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. The Company's weighted average incremental borrowing rate at June 30, 2026 totaled 7.0%. Lease expense is recognized on a straight-line basis over the lease term.
The Company has an operating lease, as amended, for its corporate office and laboratories, which expires no later than December 2029. The lease has a weighted average remaining term of approximately 3.5 years.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Operating lease cost	$0.6	$0.7	$1.2	$1.5
Supplemental cash flow information related to the Company's lease was as follows:

	Six Months Ended June 30,
(dollars in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$0.9	$1.0
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$—	$1.5
Maturities of operating lease liabilities as of June 30, 2026, were as follows:

(dollars in millions)
Remainder of 2026	$1.2
2027	2.4
2028	2.5
2029	2.6
2030	—
Total lease payments	8.7
Less: imputed interest	(1.0)
Total	$7.7
7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

(dollars in millions)	June 30, 2026	December 31, 2025
Accounts payable	$7.5	$24.4
Accrued liabilities
Research and development expenses	29.7	18.2
Employee expenses	7.8	17.5
Income taxes	4.3	4.8
General and administrative and commercial expenses	1.6	3.7
Professional fees	1.3	0.9
Total accounts payable and accrued liabilities	$52.2	$69.5

8. Long-Term Debt
Debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	June 30, 2026	December 31, 2025
2018 Assistance Agreement Debt	09/28	3.25%	$0.5	$0.6
Less: current installments included within Accounts payable and accrued liabilities			(0.2)	(0.2)
Total long-term debt			$0.3	$0.4
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
Minimum future principal payments on long-term debt as of June 30, 2026 are as follows:

(dollars in millions)
Remainder of 2026	$0.1
2027	0.2
2028	0.2
Total	$0.5
During the three and six months ended June 30, 2026 and 2025, interest expense was immaterial.
9. Equity
Equity Distribution Agreements
In November 2023, the Company amended and restated the Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under a universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the six months ended June 30, 2026, no shares were issued under this agreement.
Stock-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of June 30, 2026, 4,156,796 shares remained available for purchase. During the six months ended June 30, 2026 and 2025, the Company issued 55,551 and 86,008 shares of common stock, respectively, under the 2018 ESPP.
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the “2018 Plan”), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of shares of common stock initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181 shares) issued in respect of incentive units granted under the Fourth Amendment to the Company’s Incentive Share Plan, which was terminated in September 2018, that were subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of June 30, 2026, 3,183,946 shares remained available for issuance under the 2018 Plan. Shares of common stock subject to outstanding equity awards that expire or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.
Compensation Expense
During the three months ended June 30, 2026 and 2025, the Company recognized compensation expense of $5.9 million and $10.4 million, respectively, related to the issuance of incentive awards, including $0.1 million and $0.2 million, respectively, related to the 2018 ESPP.
During the six months ended June 30, 2026 and 2025, the Company recognized compensation expense of $18.0 million and $25.4 million, respectively, related to the issuance of incentive awards, including $0.2 million and $0.4 million, respectively, related to the 2018 ESPP.
Stock-based compensation expense for the three and six months ended June 30, 2026 reflects a $1.1 million reduction related to modifications to the vesting terms of certain restricted stock units and stock options previously granted to employees. Stock-based compensation expense for the three and six months ended June 30, 2025 reflects a $1.7 million reduction related to modifications to the vesting terms of certain restricted stock units previously granted to employees in connection with the Company's strategic restructuring plan initiated during the second quarter of 2025.
As of June 30, 2026, there was $35.0 million of total unrecognized compensation expense that is expected to be amortized over a weighted average period of approximately 1.8 years.
Stock Options
The fair value of the stock options granted during the six months ended June 30, 2026 and 2025 was determined using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2026	June 30, 2025
Expected volatility (1)	77.4% - 77.6%	72.1% - 80.1%
Expected term (years) (2)	5.6 - 5.7	5.5 - 5.7
Risk free interest rate (3)	3.6% - 4.2%	3.9% - 4.4%
Expected dividend yield	0%	0%
Exercise price	$8.00 - $13.38	$6.61 - $17.70
(1)    Expected volatility is calculated by utilizing the Company's historical volatility of its stock price over a period equal to the expected term.
(2)    Expected term is calculated based on the Company's historical experience.
(3)     Risk free interest rate is based on an interpolation of U.S. Treasury rates to reflect the expected term at the date of grant.

A summary of the stock option activity under the 2018 Plan during the six months ended June 30, 2026 is presented below. Included in the table are stock options granted to employees, directors and consultants under the 2018 Plan, as well as options to purchase 255,611 shares of common stock granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

(dollars in millions, except weighted average exercise price)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	8,631,075	$35.89	6.5	$5.3
Granted	1,084,677	$12.60
Exercised	(9,050)	$6.61
Cancelled / Forfeited	(448,924)	$34.22
Outstanding as of June 30, 2026	9,257,778	$33.27	6.4	$1.4
Vested and exercisable as of June 30, 2026	6,851,781	$39.58	5.5	$0.7
Vested and expected to vest as of June 30, 2026	8,983,547	$33.86	6.3	$1.4
The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2026 and 2025 was $8.54 and $12.54, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2026 was immaterial. There were no options exercised during the six months ended June 30, 2025.
Restricted Stock Units ("RSUs")
A summary of RSU activity under the 2018 Plan during the six months ended June 30, 2026 is presented below. Included in the table are RSUs granted to employees, directors and consultants under the 2018 Plan, as well as RSUs representing 127,774 shares of common stock granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested RSUs as of December 31, 2025	3,624,051	$18.59
Granted	1,975,671	$13.09
Vested	(1,716,203)	$21.85
Cancelled / Forfeited	(287,675)	$9.02
Unvested RSUs as of June 30, 2026	3,595,844	$14.78
The weighted-average grant date fair value per share of RSUs granted during the six months ended June 30, 2026 and 2025 was $13.09 and $13.98, respectively. The total intrinsic value of RSUs released during the six months ended June 30, 2026 and 2025 was $18.7 million and $14.9 million, respectively. The total fair value of RSUs vested during the six months ended June 30, 2026 and 2025 was $37.4 million and $42.4 million, respectively.
10. Income Taxes
For the three months ended June 30, 2026, the Company recognized income tax expense of $0.2 million, resulting in an effective tax rate of 0.1%, as compared to income tax benefit of $0.3 million, resulting in an effective tax rate of 0.6%, in the same period for 2025. The primary reconciling items between the federal statutory rate of 21.0% and the Company’s overall effective tax rates for the three months ended June 30, 2026 and 2025 was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
For the six months ended June 30, 2026, the Company recognized income tax expense of $0.3 million resulting in an effective tax rate of 0.3%, as compared to income tax benefit of $0.2 million resulting in an effective tax rate of (0.9)% in the same period for 2025. The primary reconciling items between the federal statutory rate of 21.0% and the Company’s overall effective tax rates for the six months ended June 30, 2026 and 2025 was the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
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
11. Earnings (Loss) Per Common Share
Basic and diluted earnings (loss) per common share was calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars and shares in millions, except per share amounts)	2026	2025	2026	2025
Net income (loss)	$169.4	$(61.2)	$111.8	$21.7

Weighted average common shares outstanding - basic	64.8	73.0	64.4	72.8
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.9	—	1.3	0.2
Denominator adjustments for diluted EPS:	0.9	—	1.3	0.2
Diluted weighted average common shares outstanding	65.7	73.0	65.7	73.0

Earnings (loss) per common share
Basic	$2.61	$(0.84)	$1.74	$0.30
Diluted	$2.58	$(0.84)	$1.70	$0.30
Treasury shares are not considered outstanding and are excluded from the calculation of basic and diluted earnings (loss) per common share.

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
Yale University License Agreement
In June 2024, the Company entered into an Amended and Restated License Agreement (the “Amended Yale License Agreement”) with Yale pursuant to which the parties amended and restated the license agreement dated July 5, 2013, as amended to date (the "Original Yale Agreement"). In connection with the signing of the Amended Yale License Agreement, the Company made a payment of $14.95 million to Yale in June 2024, comprising both an upfront payment connected to the Amended Yale License Agreement and an amount related to the collaboration income under the Novartis License Agreement and Novartis Asset Agreement (see Note 3, Research Collaboration and License Agreements, for a description of the agreements) and the Company made another $5.0 million payment to Yale in June 2025 on the first anniversary of signing. Thereafter, the Company will also pay to Yale (1) up to $15.0 million if it secures approval of the first and second royalty products (as defined in the Amended Yale License Agreement), (2) a low single digit percentage royalty on certain, more narrowly defined “collaboration products,” and (3) a lower single digit royalty on its aggregate worldwide net sales of certain newly defined “meaningfully involved products.”
The Company’s obligations under the Original Yale Agreement to pay Yale minimum annual royalties and certain other annual fees have been eliminated and Yale has agreed to release all claims arising previously under the Original Yale Agreement. Other provisions of the Original Yale Agreement remain materially unchanged under the Amended Yale License Agreement, including the requirement to pay to Yale a minimum license maintenance royalty totaling $0.1 million per year until the first sale to a third party of any licensed product, followed by success-based milestones for the first two licensed products for the development of the protein degradation technologies totaling approximately $3.0 million for the first licensed product and approximately $1.5 million for the second licensed product, certain of which milestones have already been satisfied, and low single-digit royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions, and subject to minimum royalty payments that range from $0.2 million to $0.5 million.
During the three and six months ended June 30, 2026, the Company recognized $9.0 million of expense under the Amended Yale License Agreement, which was reflected in cost of license revenue in the accompanying unaudited condensed consolidated financial statements, related to the FDA’s approval of VEPPANU and the entry into the Rigel License Agreement. See Note 3, Research Collaboration and License

Agreements, for further details. Payments made in connection with signing the Amended Yale License Agreement are summarized above.
13. Related Party Transactions
Consulting Agreement
On February 12, 2026, the Company entered into a consulting agreement with John Houston, Ph.D., the Company’s former President and Chief Executive Officer and a current member of its Board of Directors. Under the terms of the agreement, Dr. Houston will provide consulting and advisory services to the Company until March 1, 2027.
Pursuant to the agreement, the Company agreed to (i) pay Dr. Houston a lump sum of $457,000 in March 2026, which amount was equivalent to the amount that Dr. Houston would have received as an employee for a 2025 bonus based on achievement of our 2025 corporate goals as approved by the Company's board of directors, had he continued to be employed by the Company as President and Chief Executive Officer on the date of payment, (ii) reimburse Dr. Houston for up to $27,914 in COBRA health continuation coverage, subject to his election of such coverage, (iii) pay an hourly rate of $500 for services provided in excess of eight hours per month. The vesting of Dr. Houston's previously-granted equity continued pursuant to terms of the relevant grant agreements. During the six months ended June 30, 2026, the Company recognized $0.5 million of expense related to this agreement, which was reflected in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements. Expense recognized under the agreement during the three months ended June 30, 2026 was immaterial.
14. Restructuring Activity
In September 2025, the Company announced an update on its collaboration with Pfizer and further actions to support value creation by optimizing organizational and cost structures and streamlining operations in advance of multiple anticipated upcoming value inflection points, including: further limiting additional expenditures on the vepdegestrant program to support activities required for commercialization readiness and identification, with Pfizer, of a third party for the commercialization and potential further development of vepdegestrant; reducing the Company's workforce by 15% to streamline operations, with the most significant reductions being roles related to vepdegestrant commercialization; and proactively managing pipeline cost by seeking strategic business development opportunities and by identifying further efficiencies across the business. The September 2025 workforce reduction was completed in the second quarter of 2026.
Components of Restructuring Charges
During the three months ended June 30, 2026, the Company recognized net restructuring related charges of $1.6 million, comprised of severance and bonus expenses and non-cash stock compensation expense, of which $0.3 million was reflected in research and development expenses and $1.3 million was reflected in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.
During the six months ended June 30, 2026, the Company recognized net restructuring related charges of $2.7 million, comprised of severance and bonus expenses and non-cash stock compensation expense, of which 0.6 million was reflected in research and development expenses and $2.1 million was reflected in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.
During the three and six months ended June 30, 2025, the Company recognized net restructuring related charges of $1.0 million, including $7.4 million of cash severance and other one-time employee related termination benefit related to the workforce reduction, offset by a reversal of $6.4 million of non-cash stock compensation and bonus expenses, of which $0.6 million was reflected in research and development expenses and $0.4 million was reflected in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

The Company's restructuring accrual totaled zero and $4.4 million as of June 30, 2026 and December 31, 2025, respectively.
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
In the second quarter of 2026, the Company announced that the FDA granted approval for VEPPANU for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine-based therapy. VEPPANU is the first and only FDA-approved PROTAC protein degrader, a type of heterobifunctional protein degrader therapy. Commercialization of VEPPANU has been outlicensed to Rigel pursuant to the Rigel License Agreement.
The Company is also progressing multiple product candidates through clinical development programs, including ARV-393, targeting the B-cell lymphoma 6 protein for the treatment of relapsed/refractory non-Hodgkin Lymphoma; ARV-102, targeting the leucine-rich repeat kinase 2 protein for the treatment of neurodegenerative diseases; ARV-027, targeting the polyQ-AR in skeletal muscle for the treatment of Spinal-Bulbar Muscular Atrophy, or SBMA, also known as Kennedy's disease, and ARV-806, targeting Kirsten rat sarcoma G12D protein for cancers with the G12D mutation, including pancreatic, colorectal and non-small cell lung cancers.
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

The following table summarizes the reportable segment's financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Revenue	$249.7	$22.4	$265.3	$211.2
Less:
Cost of license revenue	9.0	—	9.0	—
Research and development expense
Vepdegestrant (ARV-471) (*)	4.5	15.1	13.3	39.2
ARV-806	5.6	1.7	12.1	2.6
ARV-102	5.1	3.8	10.7	10.3
ARV-393	4.8	2.5	8.5	5.1
ARV-027	3.3	0.1	5.0	0.2
Bavdegalutamide (ARV-110)	(0.4)	0.9	(0.2)	2.0
Other programs	1.3	0.7	2.3	2.3
Non-program-specific external expense	8.5	11.1	17.7	25.0
Compensation and related personnel expense (including stock-based compensation)	17.4	28.4	38.7	65.3
Other research and development expense	2.5	4.3	4.9	7.4
Total research and development expense	52.6	68.6	113.0	159.4
General and administrative expense	24.0	25.3	43.0	51.9
Other segment expense, net (**)	—	0.3	0.1	0.4
Income tax expense (benefit)	0.2	(0.3)	0.3	(0.2)
Plus:
Interest income, net	5.5	10.3	11.9	22.0
Segment net income (loss)	$169.4	$(61.2)	$111.8	$21.7
(*)    As of June 11, 2026, the effective date of the Rigel License Agreement, the Company's future performance obligations under the Original Vepdegestrant (ARV-471) Collaboration Agreement have been satisfied under ASC 606, as a result of the terms of the Rigel Agreement. The Company recognized a collaboration liability to fund certain ongoing development activities in progress as of the effective date of the Rigel License Agreement being performed by Pfizer, which was recorded as a reduction of revenue. See Note 3, Research Collaboration and License Agreements, for further details. Prior to June 11, 2026, vepdegestrant expense included net reimbursements to and from Pfizer pursuant to the Original Vepdegestrant (ARV-471) Collaboration Agreement which were accounted for pursuant to ASC 808, Collaborative Arrangements, and were recorded as an offset or an increase to research and development expenses.
(**)    Includes realized gains/ losses on foreign currency transactions and gains/ losses on sale of marketable securities.
During the three months ended June 30, 2026 and 2025, the Company recognized depreciation and amortization expense of $0.7 million and $0.8 million, respectively.
During the six months ended June 30, 2026 and 2025, the Company recognized depreciation and amortization expense of $1.4 million and $1.5 million, respectively.

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
Also in the second quarter of 2026, we and Pfizer Inc., or Pfizer, entered into a license agreement with Rigel Pharmaceuticals, Inc., or Rigel, for the exclusive global development, manufacturing, and commercialization rights for VEPPANU, or the Rigel License Agreement. Under the terms of the Rigel License Agreement, Rigel is responsible for the launch and commercialization of VEPPANU in the U.S. and owns global rights with the ability to sublicense to potential partners to further develop and commercialize VEPPANU outside of the U.S. We and Pfizer are entitled to a percentage of sublicensing revenue generated outside the U.S. Rigel has agreed to reimburse us and Pfizer up to $40.0 million of the costs of ongoing development activities that were in progress as of the effective date of the Rigel License Agreement. While Pfizer is responsible for these ongoing development activities, we and Pfizer will share equally in this reimbursement and therefore we will reimburse Pfizer for 50% of the costs of such activities.
Pursuant to the terms of the Rigel License Agreement, Rigel paid to us and Pfizer a one-time, upfront payment in the aggregate amount of $70.0 million. In addition, we and Pfizer will receive an additional upfront payment in the amount of $15.0 million upon successful completion of select development and manufacturing transition activities. We and Pfizer are also eligible to receive up to an additional $320.0 million as contingent payments based on future development, regulatory and commercial milestones being met, as well as tiered royalties in the mid-teens to mid-20s based upon worldwide net sales of VEPPANU, subject to reduction under certain circumstances as provided in the Rigel License Agreement. All payments under the Rigel License Agreement will be shared equally between us and Pfizer. In connection with and to facilitate entry into the Rigel License Agreement, in the second quarter of 2026, we and Pfizer also entered into a letter agreement supplementing and amending the terms of the Original Vepdegestrant (ARV-471) Collaboration Agreement, or the Pfizer Letter Agreement, which was accounted for as a contract modification. Pursuant to the terms of the Pfizer Letter Agreement, until any termination of the Rigel License Agreement, the milestones and royalty payments under the Rigel License Agreement replace any unearned future amounts that may be owed by Pfizer to us under the Original Vepdegestrant (ARV-471) Collaboration Agreement.
Our pipeline, which includes an overview of our clinical and preclinical programs, as well as out-licensed programs, is summarized below.
*The agents, other than VEPPANU which has been approved by the FDA, in the pipeline graphic above are currently under investigation; their safety and effectiveness for these investigational uses have not been established.
**Upon health authority clearance to proceed with clinical trials.
•Defined terms used in pipeline graphic: AR, androgen receptor; BCL6, B-cell lymphoma 6; ER+, estrogen receptor positive; ESR1, estrogen receptor 1; DLBCL, diffuse large b-cell lymphoma; HER2-, human epidermal growth factor receptor 2-negative; HPK1, hematopoietic progenitor kinase 1; HV: healthy volunteers; I-O, immuno-oncology; KRAS, Kirsten rat sarcoma viral oncogene homolog; LRRK2, leucine-rich repeat kinase 2; mCRPC, metastatic castration resistant prostate cancer; mHSPC, metastatic hormone sensitive prostate cancer; NSCLC, non-small cell lung cancer; NDA, new drug application; NHL, non-Hodgkin lymphoma; polyQ, expanded polyglutamine; PSP, progressive supranuclear palsy; SBMA, spinal-bulbar muscular atrophy.
•Footnotes included in pipeline graphic: 1. Includes relapsed/refractory angioimmunoblastic T-cell lymphoma (AITL) and relapsed/refractory mature B cell NHL; 2. Phase 1/2 combination trials with palbociclib, atirmociclib, abemaciclib, ribociclib, samuraciclib, everolimus.
In addition to the programs above and any early-stage collaborations, including with Pfizer, we are conducting exploratory research and development work on multiple other undisclosed targets.
Clinical Stage Programs: ARV-393, ARV-102, ARV-027 and ARV-806
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
Clinical Development
We initiated the monotherapy cohort of our first-in-human Phase 1 clinical trial of ARV-393 in patients with relapsed or refractory NHL in the second quarter of 2024 and are currently recruiting patients for this clinical trial. This is an open-label, multicenter, Phase 1 dose escalation trial to evaluate the safety, tolerability PK, pharmacodynamics, and preliminary anti-tumor activity of ARV-393 as a single agent in adult patients with relapsed/refractory NHL. We announced in the first quarter of 2026, and have since reiterated that there have been multiple responses observed in early cohorts at doses below the predicted effective exposure level in patients with both B- and T-cell lymphomas in the first-in-human Phase 1 clinical trial. We believe these early data support an emerging, and differentiated, therapeutic benefit of ARV-393. Dose escalation in the trial is ongoing and the safety profile of ARV-393 supports continuing dose escalation. We plan to share clinical data from the early monotherapy cohorts in the ongoing Phase 1 dose escalation clinical trial of ARV-393 in patients with relapsed/refractory NHL at a medical congress in the second half of 2026. We expect that the majority of this data in 2026 will be from the early cohorts dosed below the expected efficacious range. These early monotherapy cohorts, when compared with the overall lymphoma population, include a higher-than-predicted proportion of patients with T-cell lymphomas, which we believe reflects the limited treatment options for these patients. However, as we’ve approached the predicted efficacious range, enrollment of patients, including those with B-cell lymphomas, has increased. We anticipate sharing additional monotherapy data in the ongoing Phase 1 dose escalation clinical trial in patients with B- and T-cell lymphomas in mid-2027.
In addition, in the second quarter of 2026, we announced the initiation of a combination cohort in the ongoing Phase 1 clinical trial to evaluate ARV-393 in combination with glofitamab as a chemotherapy-free combination approach in patients with DLBCL. Enrollment in this clinical trial is currently ongoing, and we plan to share data from this combination cohort of ARV-393 with glofitamab in patients with DLBCL in mid-2027.
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
Traditional small molecule inhibitors, or SMIs, only block LRRK2’s kinase activity, and thus only modify disease processes regulated by the LRRK2 kinase. By degrading the entire protein, LRRK2 degraders are designed to eliminate all of the ways LRRK2 interacts with disease pathology: the scaffolding function, GTPase activity, as well as kinase activity. We believe our LRRK2 degraders are particularly well positioned to be evaluated in neurodegenerative diseases where there are currently no disease modifying therapies available, including:
•PSP, where genetic variations in LRRK2 are associated with PSP progression and accelerated time to death. PSP is a primary tau-driven disease, and tau uptake by human neurons requires LRRK2 activity. Additionally, we have published data associating the tau pathology of PSP with LRRK2-mediated endolysosomal dysfunction; and
•PD, where increased LRRK2 expression and activity, as well as specific LRRK2 mutations, contributes to neurodegeneration and pathogenesis of PD.
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
Based on the data, we plan to continue investigation of ARV-102 in neurodegenerative diseases associated with LRRK2 and endolysosomal dysfunction. We plan to share additional biomarker data from the Phase 1 clinical trial in patients with PD at the International Congress on Parkinson’s Disease and Movement Disorders in the fourth quarter of 2026.
We submitted an investigational new drug application, or IND, earlier this year for ARV-102 with the intention of initiating a Phase 1b clinical trial in patients with PSP in the U.S. during first half of 2026. Following the 30-day review period, prior to authorizing the initiation of the Phase 1b clinical trial in the U.S. in patients with PSP, the FDA requested additional information as well as final data from our chronic toxicology studies in non-human primates, which we recently completed. As a result of the FDA’s request, the planned Phase 1b clinical trial, in which we have not yet dosed any patients, is on clinical hold and will not begin until the FDA completes its review and authorizes initiation of the clinical trial. In addition, during the second quarter of 2026, we engaged with European and Japanese health authorities on our ARV-102 program in patients with PSP. Our discussions with global health authorities are ongoing. We plan to continue these discussions and, subject to regulatory clearance, we plan to initiate clinical trials in patients with PSP in 2027. We continue to evaluate development options for ARV-102 in PD.
In addition, in the second quarter of 2026, we announced that we joined the LRRK2 Investigative Therapeutics Exchange (LITE) program and the Parkinson’s Precision Medicine Initiative (PPMI), both supported by The Michael J. Fox Foundation for Parkinson’s Research (MJFF).
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
In the first quarter of 2026, at the Kennedy's Disease Association conference, we shared preclinical data in an aggressive SBMA mouse model showing that oral ARV-027 degraded polyQ-AR in muscle, led to meaningful functional improvements, and extended survival. We believe ARV-027 has the potential to become the first treatment option for many patients with SBMA, where no disease-modifying therapies have been approved in the U.S. or European Union.
We initiated the first-in-human Phase 1 clinical trial in ARV-027 in healthy volunteers in the first quarter of 2026. In the second quarter of 2026, we completed the single-ascending dose cohorts in the first-in-human Phase 1 clinical trial in healthy volunteers and, in the third quarter of 2026, we initiated enrollment in the multiple dose cohorts in the Phase 1 clinical trial in healthy volunteers. We plan to continue enrollment in the multiple dose cohort of the Phase 1 clinical trial of ARV-027 in healthy volunteers and share initial data evaluating AR-degradation in muscle in the first half of 2027. In addition, the Phase 1 clinical trial design also includes patients with SBMA in the later multiple dose cohorts.

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
In the second quarter of 2026, we announced that we had completed dose escalation enrollment of the Phase 1 clinical trial evaluating ARV-806 in patients with solid tumors harboring KRAS G12D mutations. We are planning to complete this Phase 1 monotherapy dose escalation clinical trial and share clinical data in the second half of 2026. In the second quarter of 2026 we also announced that we plan to seek an out-licensing agreement for any additional clinical trials of ARV-806, including dose expansion or combination clinical trials.
Approved Product: VEPPANU
VEPPANU is an orally bioavailable PROTAC, estrogen receptor degrader approved in the U.S. for use as a monotherapy in the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine therapy. VEPPANU is the first and only FDA-approved PROTAC protein degrader, a type of heterobifunctional protein degrader therapy.
We have been co-developing vepdegestrant with Pfizer, pursuant to a collaboration agreement that we and Pfizer entered into in July 2021. Pursuant to this agreement, we granted Pfizer worldwide co-exclusive rights to develop and commercialize vepdegestrant, which at that time, was an investigational, oral PROTAC estrogen receptor degrader.
In the second quarter of 2026, we and Pfizer entered into the Rigel License Agreement with Rigel for the exclusive global development, manufacturing, and commercialization rights for VEPPANU. Under the terms of the Rigel License Agreement, Rigel will be responsible for the launch and commercialization of VEPPANU in the U.S. and will own global rights with the ability to sublicense to potential partners to further develop and commercialize VEPPANU outside of the U.S.
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
Additionally, VERITAC-3, a clinical trial with a study lead-in of vepdegestrant in combination with palbociclib for the treatment of patients with first-line metastatic breast cancer, is ongoing and enrollment of patients is complete. As previously disclosed, VERITAC-3 will not proceed beyond the study lead-in.
VERITAC-2 Clinical Trial, VEPPANU FDA Approval and Rigel License Agreement
In the first quarter of 2025, we, along with Pfizer, announced positive topline results from the Phase 3 VERITAC-2 clinical trial in the estrogen receptor 1-mutant, or ESR1m, population, and in the second quarter of 2025, we, along with Pfizer, announced detailed results from this clinical trial.
In the clinical trial, vepdegestrant, now approved as VEPPANU, demonstrated a statistically significant and clinically meaningful improvement in progression-free survival, or PFS, among ER+/HER2- advanced and metastatic breast cancer patients with an ESR1 mutation, reducing the risk of disease progression or death by 43% compared to fulvestrant, which is administered via an intramuscular injection. The median PFS, as assessed by blinded independent central review, was 5.0 months with VEPPANU versus 2.1 months with fulvestrant. In the clinical trial, VEPPANU was generally well tolerated, with a safety profile consistent with what has been observed in previous studies, and mostly low-grade treatment-emergent adverse events, or TEAEs. The three most common TEAEs observed with VEPPANU were fatigue, increased alanine transaminase, and increased aspartate aminotransferase. Detailed results were presented in a late-breaking oral presentation at the American Society of Clinical Oncology, or ASCO, 2025 Annual Meeting and were highlighted in the ASCO press briefing and selected for Best of ASCO, and were also simultaneously published in the New England Journal of Medicine.
Based on the results from VERITAC-2, in the second quarter of 2025, we and Pfizer submitted an NDA to the FDA for vepdegestrant for the treatment of patients with ER+/HER2- ESR1-mutated advanced or metastatic breast cancer previously treated with endocrine-based therapy. This represented the first NDA submitted for a PROTAC. In the third quarter of 2025, we announced that the FDA accepted the NDA for vepdegestrant and assigned a PDUFA action date of June 5, 2026. In the second quarter of 2026, we announced that the FDA has approved the Company’s new drug application for VEPPANU for the treatment of adults with ER+/ HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine-based therapy. In the second quarter of 2026, we and Pfizer entered into the Rigel License Agreement with Rigel for the exclusive global development, manufacturing, and commercialization rights for VEPPANU, which is discussed in greater detail below and in Note 3, Research Collaboration and License Agreements.
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
ARV-6723: Oral PROTAC HPK1 Degrader
ARV-6723 is an oral investigational PROTAC designed to degrade HPK1 in solid malignancies. Preclinically, ARV-6723 has shown potent, selective HPK1 degradation and strong anti-tumor immune responses with superior tumor control in low- and high- immunogenic murine syngeneic tumor models. In solid tumor malignancies, such as NSCLC, melanoma, and renal cell carcinoma, or RCC, HPK1 acts as a negative regulator in T-cell receptor signaling, contributing to T-cell exhaustion and suppressing antitumor immunity. In addition, HPK1 has a regulatory role in other immune cell types that can be co-opted by tumors, thus enabling these cancers to resist immuno-oncology therapy. Degrading HPK1 and thus eliminating both its kinase and scaffolding functions has the potential to unleash an immune response with potent anti-tumor effects and minimum off-target toxicity.
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
At the AACR Annual Meeting in the second quarter of 2026, we presented preclinical data that demonstrated greater antitumor activity than SOC ICIs or an investigational HPK1 inhibitor. These preclinical data presented showed that ARV-6723, unlike an inhibitor and the ICIs, reverses T-cell exhaustion, reverses the immunosuppressive microenvironment and boosts innate cell immunity in ICI-(aPD1 and aCTLA4) resistant models. We believe these preclinical results support future investigation of ARV-6723 alone or in combination with other agents in patients with high- or low-immunogenic tumors.
We plan to initiate a Phase 1 clinical trial of ARV-6723 in patients with advanced solid tumors in the third quarter of 2026. Upon initiation of the clinical trial, ARV-6723 will be our first clinical candidate in immuno-oncology. The trial design includes a plan for dose escalation and an expansion combination cohort with pembrolizumab once sufficient monotherapy data are available.
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
Our Operations
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials, establishing arrangements with third parties for collaborations or licensing arrangements and for the manufacture of initial quantities of our product candidates and preparing for potential commercialization. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of assets and equity interests, proceeds from our collaborations and licensing arrangements, an asset sale, grant funding and debt financing. Since inception through June 30, 2026, we raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests and the exercise of stock options and had received an aggregate of $1.0 billion in payments primarily from collaboration partners and a licensing arrangement.
We are a biotechnology company, with product candidates in clinical development and other drug discovery activities in the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates.
In the second quarter of 2026, we announced that the FDA has approved VEPPANU for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine-based therapy. Also in the second quarter of 2026, we and Pfizer entered into the Rigel License Agreement with Rigel for the exclusive global development, manufacturing, and commercialization rights for VEPPANU. All decisions related to pricing, access, reimbursement, sublicense and ex-U.S. regulatory plans for VEPPANU will be determined by Rigel. Our ability to generate revenue from the sale of VEPPANU will be entirely dependent on Rigel, and we may never generate product revenue from the Rigel License Agreement to realize any profits from the out-license of VEPPANU.
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
We regularly review our operations and make decisions we believe best support our business strategy. In April 2025, as part of our decision to streamline operations across our organization and enable the efficient progression of our portfolio, we committed to and approved a reduction of our workforce by approximately 33% across all areas of our company. The workforce reduction was aimed at reducing internal costs while minimally impacting our targeted clinical stage programs to drive value over the next several years by aligning our operations with long-term program development objectives. The April 2025 workforce reduction was completed by the end of the second quarter of 2025.
In September 2025, we announced an update on our collaboration with Pfizer and further actions to support value creation by optimizing organizational and cost structures and streamlining operations in advance of multiple anticipated upcoming value inflection points, including: further limiting additional expenditures on the vepdegestrant program to support activities required for commercialization readiness and identification, with Pfizer, of a third party for the commercialization and potential further development of vepdegestrant; reducing our workforce by an additional 15% to streamline operations, with the most significant reductions being roles related to vepdegestrant commercialization; and proactively managing pipeline cost by seeking strategic business development opportunities and by identifying further efficiencies across the business. The September 2025 workforce reduction was completed by the second quarter of 2026. Refer to Note 14, Restructuring Activity, in this Quarterly Report on Form 10-Q for further details.
In the first quarter of 2026, we announced the appointment of Randy Teel, Ph.D., as our President, Chief Executive Officer and as a member of our board of directors. Dr. Teel, who previously served as our Chief Business Officer, succeeds John Houston, Ph.D., who is retired from his role as President, Chief Executive Officer, and Chair of our board of directors. Dr. Houston will continue to serve as a member of the Board and has entered into a consulting agreement with us whereby he will provide consulting and advisory services. Briggs Morrison, M.D., our lead independent director, has been elected to serve as Chair of our board of directors. In the second quarter of 2026, we announced that Noah Berkowitz, M.D., Ph.D. would depart from his employment with us as chief medical officer effective July 3, 2026. We have begun a search to find a new chief medical officer to replace Dr. Berkowitz.
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

As noted above, our ability to generate revenue from the sale of VEPPANU will be entirely dependent on Rigel's performance of its obligations under the Rigel License Agreement, and we may never generate product revenue from the Rigel License Agreement to realize any profits from the out-license of VEPPANU.
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
As of June 30, 2026, we had cash, cash equivalents and marketable securities of $567.9 million. We believe the existing cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations into the second half of 2028, which will enable us to execute on multiple data readouts across our programs. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future, other than potentially pursuant to the Rigel License Agreement. Our revenues to date have been generated through research collaborations, licensing arrangements and an asset sale. Revenue is recognized ratably over our expected performance period under each agreement.
While we do have one approved product, VEPPANU, and we have entered into the Rigel License Agreement, our ability to generate revenue from the sale of VEPPANU will be entirely dependent on Rigel's performance of its obligations under the Rigel License Agreement, and we may never generate product revenue from the Rigel License Agreement to realize any profits from the out-license of VEPPANU. All decisions related to pricing, access, reimbursement, sublicense and ex-U.S. regulatory plans for VEPPANU will be determined by Rigel.
We expect that any revenue recognized in the near term will be derived primarily from our current collaboration agreements and licensing arrangements and any additional arrangements that we may enter into in the future. We received a $20.0 million development milestone during the year ended December 31, 2025 pursuant to the terms of the Novartis License Agreement and a $50.0 million development milestone during the three months ended June 30, 2026 pursuant to the Original Vepdegestrant (ARV-471) Collaboration Agreement in connection with the FDA’s approval of VEPPANU. To date, no other development, regulatory and commercial milestone payments or royalties have been received under any of our other collaboration agreements or licensing arrangements.
Rigel License Agreement
On May 11, 2026, we, including our direct subsidiaries, Arvinas Operations, Inc. and Arvinas Estrogen Receptor, Inc., together with Pfizer, entered into the Rigel License Agreement with Rigel. Pursuant to the Rigel License Agreement, we and Pfizer granted to Rigel a license for the exclusive global development, manufacturing and commercialization rights for VEPPANU, an orally bioavailable PROteolysis TArgeting Chimera (PROTAC), ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by a FDA-authorized test, with disease progression following at least one line of endocrine therapy.
Under the terms of the Rigel License Agreement, Rigel will be responsible for the launch and commercialization of VEPPANU in the U.S. and will own global rights with the ability to sublicense to potential partners to further develop and commercialize VEPPANU outside of the U.S. We and Pfizer will be entitled to a percentage of sublicensing revenue generated outside the U.S. Rigel has agreed to reimburse us and Pfizer up to $40.0 million of the costs of ongoing development activities that were in progress as of the effective date of the Rigel License Agreement. While Pfizer is responsible for these ongoing development activities, we and

Pfizer will share equally in this reimbursement and therefore we will reimburse Pfizer for 50% of the costs of such activities.
Under the terms of and as consideration for entering into the Rigel License Agreement, Rigel paid to us and Pfizer a one-time, upfront payment in the aggregate amount of $70.0 million. In addition, we and Pfizer will receive an additional payment in the amount of $15.0 million from Rigel upon successful completion of select development and manufacturing transition activities. We and Pfizer will also be eligible to receive up to an additional $320.0 million in the aggregate as contingent payments based on future development, regulatory and commercial milestones being met, as well as tiered royalties in the mid-teens to mid-20s based upon worldwide net sales of VEPPANU, subject to reduction under certain circumstances as provided in the Rigel License Agreement. All payments under the Rigel License Agreement will be distributed evenly between us and Pfizer. The milestones and royalty payments under the Rigel License Agreement replace any unearned future amounts that may be owed by Pfizer to us under the Original Vepdegestrant (ARV-471) Collaboration Agreement.
The Rigel License Agreement became effective on June 11, 2026 and will expire on a country-by-country and licensed product-by-licensed product basis until the expiration of the applicable royalty term. The Rigel License Agreement contains customary termination provisions, including that Rigel may terminate the Rigel License Agreement upon the material breach of us and/or Pfizer and we and Pfizer may terminate the Rigel License Agreement upon the material breach of Rigel. Additionally, Rigel may terminate the Rigel License Agreement for convenience subject to a written notice period, following a pre-defined period of time.
Pfizer Vepdegestrant (ARV-471) Collaboration Agreement
In July 2021, we entered into the Original Vepdegestrant (ARV-471) Collaboration Agreement, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound vepdegestrant (ARV-471), or the Licensed Products.
Under the Original Vepdegestrant (ARV-471) Collaboration Agreement, we received an upfront, non-refundable payment of $650.0 million. In addition, we were eligible to receive up to an additional $1.4 billion in contingent payments based on specified regulatory and sales-based milestones for the Licensed Products. Of the total contingent payments, $400.0 million in regulatory milestones were related to marketing approvals and $1.0 billion were related to sales-based milestones.
Further, under the Original Vepdegestrant (ARV-471) Collaboration Agreement, we and Pfizer shared equally (50/50) all development costs for the Licensed Products (including costs for conducting any clinical trials), subject to certain exceptions.
Unless earlier terminated in accordance with its terms, the Original Vepdegestrant (ARV-471) Collaboration Agreement will expire on a Licensed Product-by-Licensed Product and country-by-country basis when such Licensed Product is no longer commercialized or developed for commercialization in such country. Pfizer may terminate the Original Vepdegestrant (ARV-471) Collaboration Agreement for convenience in its entirety or on a region-by-region basis subject to certain notice periods. Either party may terminate the Original Vepdegestrant (ARV-471) Collaboration Agreement for the other party’s uncured material breach or insolvency. Subject to applicable terms of the Original Vepdegestrant (ARV-471) Collaboration Agreement, including certain payments to Pfizer upon termination for our uncured material breach, effective upon termination of the Original Vepdegestrant (ARV-471) Collaboration Agreement, we are entitled to retain specified licenses to be able to continue to exploit the Licensed Products.
Subject to specified exceptions, under the Original Vepdegestrant (ARV-471) Collaboration Agreement, we and Pfizer each agreed not to directly or indirectly research, develop, or commercialize any competing products outside of the Original Vepdegestrant (ARV-471) Collaboration Agreement anywhere in the world during the term of the Original Vepdegestrant (ARV-471) Collaboration Agreement.
In the second quarter of 2026, we announced that the FDA has granted approval for VEPPANU for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine-based therapy. Pursuant to the Original Vepdegestrant (ARV-471) Collaboration Agreement, we received $50.0 million as a development milestone payment in connection with the FDA’s approval of VEPPANU.

In May 2026, we, Pfizer and Rigel entered into the Rigel License Agreement. In connection with and to facilitate entry into the Rigel License Agreement, we and Pfizer also entered into a letter agreement supplementing and amending the terms of the Original Vepdegestrant (ARV-471) Collaboration Agreement, or the Pfizer Letter Agreement. Pursuant to the terms of the Pfizer Letter Agreement, until any termination of the Rigel License Agreement, the milestones and royalty payments under the Rigel License Agreement replace any unearned future amounts that may be owed by Pfizer to us under the Original Vepdegestrant (ARV-471) Collaboration Agreement.
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
Under the Pfizer Research Collaboration Agreement, Pfizer designated a number of initial targets. Pursuant to the terms of the Pfizer Research Collaboration Agreement, for each identified target protein, we and Pfizer would conduct a separate research program pursuant to a research plan. Pfizer was also entitled to make substitutions for any of the initial target protein candidates, subject to the stage of research for such target.
In the year ended December 31, 2018, we received an upfront non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of the technology license and to fund Pfizer-related research, as defined within the Pfizer Research Collaboration Agreement. As of June 30, 2026, the research program term under the Pfizer Research Collaboration Agreement has concluded and no targets currently remain. In accordance with the terms of the Pfizer Research Collaboration Agreement, we were eligible to receive up to an additional $3.8 million in non-refundable option payments if Pfizer exercised its option for the then-remaining target protein under the Pfizer Research Collaboration Agreement. Under the terms of the Pfizer Research Collaboration Agreement, we were also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated target proteins under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales, which were subject to reductions. There were no sales-based milestone payments or royalties received through June 30, 2026.
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
Under the terms of and as consideration for entering into the Novartis Transaction, we received a one-time, upfront payment in the aggregate amount of $150.0 million from Novartis. Under the Novartis License Agreement, we are also eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory, and commercial milestones for luxdegalutamide (ARV-766) being met, as well as tiered royalties based upon worldwide net sales of luxdegalutamide (ARV-766), subject to reduction under certain circumstances as provided in the Novartis License Agreement. During the year ended December 31, 2025, we received $20.0 million upon the achievement of a development milestone pursuant to the terms of the Novartis License Agreement. There were no development, regulatory or commercial milestone payments, or sales-based royalties received during the six months ended June 30, 2026.

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
Genentech License Agreement
In September 2015, we entered into an Option and License Agreement with Genentech focused on PROTAC targeted protein degrader discovery and research for target proteins based on our proprietary platform technology, other than excluded target proteins as described below. This collaboration was expanded in November 2017 through an Amended and Restated Option, License and Collaboration Agreement, which we refer to as the Restated Genentech Agreement. Concurrently with entering into the Restated Genentech Agreement, Genentech exercised its exclusive option with respect to a PROTAC targeted protein degrader. We receive annual updates on research and development activities related to this option.
Under the Restated Genentech Agreement, Genentech had the right to designate up to ten targets for further discovery and research utilizing our PROTAC platform technology and also had the right to remove a target from the collaboration and substitute a different target that is not an excluded target at any time prior to us commencing research on such target or in certain circumstances following commencement of research by us. The research phase of the collaboration with Genentech ended, and Genentech was no longer able to nominate new targets into the collaboration. As of March 31, 2026, the only target that remained part of the collaboration was the PROTAC targeted protein degrader for which Genentech exercised its exclusive option upon amendment and restatement of the agreement. Pursuant to notice received from Genentech on June 9, 2026 in accordance with the terms of the Restated Genentech Agreement, the Restated Genentech Agreement will terminate effective August 8, 2026.
At the time we entered into the original agreement with Genentech, we received an upfront payment of $11.0 million, and at the time we entered into the Restated Genentech Agreement, we received an additional $34.5 million in upfront and expansion target payments. Under the Restated Genentech Agreement, prior to termination, we were eligible to receive payments aggregating up to $44.0 million per target protein upon the achievement of specified development milestones; payments aggregating up to $52.5 million per target protein (assuming approval of two indications) subject to the achievement of specified regulatory milestones; and payments aggregating up to $60.0 million per PROTAC targeted protein degrader directed against the applicable target protein, subject to the achievement of specified sales milestones. These milestone payments were subject to reduction if we did not have a valid patent claim covering the licensed PROTAC targeted protein degrader at the time the milestone is achieved. We were also eligible to receive, on net sales of licensed PROTAC targeted protein degraders, mid-single digit royalties, which may be subject to reductions.
Operating Expenses
Our operating expenses since inception have consisted solely of research and development costs and general and administrative costs.
Cost of License Revenue
Costs of license revenue consist primarily of royalties and other amounts payable to third parties that are directly attributable to license revenue recognized under our licensing arrangements. These costs are recognized in the same period as the related license revenue.
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
We typically use our employee and infrastructure resources across our development programs, and as such, do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Program-specific external expense:
Vepdegestrant (ARV-471) (*)	$4.5	$15.1	$13.3	$39.2
ARV-806	5.6	1.7	12.1	2.6
ARV-102	5.1	3.8	10.7	10.3
ARV-393	4.8	2.5	8.5	5.1
ARV-027	3.3	0.1	5.0	0.2
Bavdegalutamide (ARV-110)	(0.4)	0.9	(0.2)	2.0
Other programs	1.3	0.7	2.3	2.3
Total program-specific external expense	24.2	24.8	51.7	61.7
Non-program-specific external expense	8.5	11.1	17.7	25.0
Unallocated internal expense
Compensation and related personnel expense (including stock-based compensation)	17.4	28.4	38.7	65.3
Other research and development expense	2.5	4.3	4.9	7.4
Total unallocated internal expense	19.9	32.7	43.6	72.7
Total research and development expense	$52.6	$68.6	$113.0	$159.4
(*)    As of June 11, 2026, the effective date of the Rigel License Agreement, the Company's future performance obligations under the Original Vepdegestrant (ARV-471) Collaboration Agreement have been satisfied under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, as a result of the terms of the Rigel Agreement. The Company recognized a collaboration liability to fund certain ongoing development activities in progress as of the effective date of the Rigel License Agreement being performed by Pfizer, which was recorded as a reduction of revenue. See Note 3, Research Collaboration and License Agreements, for further details. Prior to June 11, 2026, vepdegestrant expense included net reimbursements to and from Pfizer pursuant to the Original Vepdegestrant (ARV-471) Collaboration Agreement which were accounted for pursuant to ASC 808, Collaborative Arrangements, or ASC 808, and were recorded as an offset or an increase to research and development expenses.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we continue to conduct our ongoing and/or planned clinical trials, including for ARV-393, ARV-102, ARV-027 and ARV-6723, and continue to discover and develop additional product candidates. Research and development expenses related to vepdegestrant, now approved as VEPPANU, have been shared equally with Pfizer since July 22, 2021, the effective date of the Original Vepdegestrant (ARV-471) Collaboration Agreement. Under the Original Vepdegestrant (ARV-471) Collaboration Agreement, we may have received reimbursement from, or make payments to, Pfizer to satisfy the cost sharing requirements. These payments are accounted for pursuant to ASC 808, which are recorded as an offset or an increase to research and development expenses.
We cannot determine with certainty the duration and costs of ongoing and any potential future clinical trials, including for ARV-393, ARV-102, ARV-027 or ARV-6723, or unexpected costs of ongoing clinical trials for any other product candidate we have or may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval.
In the second quarter of 2026, we announced that the FDA has granted approval for VEPPANU for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine-based therapy. Also in the second quarter of 2026, we, Pfizer and Rigel entered into the Rigel License Agreement. Our ability to generate revenue from the sale of VEPPANU will be entirely dependent on Rigel, and we may never generate product revenue from the Rigel License Agreement to realize any profits from the out-license of VEPPANU. All decisions related to pricing, access, reimbursement, sublicense and ex-U.S. regulatory plans for VEPPANU will be determined by Rigel. We may never succeed in obtaining marketing approval for any other product candidate.
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
As of December 31, 2025, we had $533.6 million of federal net operating loss carryforwards, all of which may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income in the year in which carryforwards are used, $563.2 million of state and local net operating loss carryforwards which expire at various dates beginning in 2035, and $44.7 million of federal tax credit carryforwards and $22.3 million of state tax credit carryforwards which expire at various dates beginning in 2035.
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
As of June 30, 2026, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and 2025

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2026	2025	$ change	2026	2025	$ change
Revenue	$249.7	$22.4	$227.3	$265.3	$211.2	$54.1
Cost of license revenue	(9.0)	—	(9.0)	(9.0)	—	(9.0)
Research and development expenses	(52.6)	(68.6)	16.0	(113.0)	(159.4)	46.4
General and administrative expenses	(24.0)	(25.3)	1.3	(43.0)	(51.9)	8.9
Other income	5.5	10.0	(4.5)	11.8	21.6	(9.8)
Income tax (expense) benefit	(0.2)	0.3	(0.5)	(0.3)	0.2	(0.5)
Net income (loss)	$169.4	$(61.2)	$230.6	$111.8	$21.7	$90.1
Reconciliation of GAAP and Non-GAAP Information

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Research and development reconciliation
GAAP research and development expenses	$52.6	$68.6	$113.0	$159.4
Less: restructuring expense	0.3	0.6	0.6	0.6
Less: stock-based compensation expense (*)	0.9	8.5	6.7	20.0
Non-GAAP research and development expenses	$51.4	$59.5	$105.7	$138.8
General and administrative reconciliation
GAAP general and administrative expenses	$24.0	$25.3	$43.0	$51.9
Less: restructuring expense	1.3	0.4	2.1	0.4
Less: stock-based compensation expense (*)	4.3	6.8	9.6	10.2
Non-GAAP general and administrative expenses	$18.4	$18.1	$31.3	$41.3
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

Revenue
Revenue for the three months ended June 30, 2026 totaled $249.7 million, compared to $22.4 million for the three months ended June 30, 2025. The increase of $227.3 million was primarily due to $112.6 million of revenue from the Original Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer, driven by the recognition of the remaining deferred revenue of $126.4 million upon entry into the Rigel License Agreement as we concluded our remaining future performance obligations have been satisfied as a result of the terms of the Rigel License Agreement, partially offset by a decrease in revenue of $13.8 million for the period prior to the Rigel License Agreement. In addition, we recognized $62.5 million of revenue from the Rigel License Agreement, $50.0 million of revenue from a development milestone payment in connection with the FDA’s approval of VEPPANU, and $2.2 million of revenue from the Pfizer Research Collaboration Agreement driven by the conclusion of the research program term and recognition of the remaining deferred revenue under the agreement.
Revenue for the six months ended June 30, 2026 totaled $265.3 million, compared to $211.2 million for the six months ended June 30, 2025. The increase of $54.1 million was primarily due to $62.5 million of revenue from the Rigel License Agreement, $50.0 million of revenue from a development milestone payment in connection with the FDA’s approval of VEPPANU, and $4.5 million of revenue from the Pfizer Research Collaboration Agreement driven by the conclusion of the research program term and recognition of the remaining deferred revenue under the agreement, offset by a net decrease of $62.9 million in revenue from the Original Vepdegestrant (ARV-471) Collaboration Agreement due to i) a decrease of $189.3 million for the period prior to the Rigel License Agreement driven primarily by prior year changes in total program cost estimates and (ii) an increase of $126.4 million driven by the recognition of the remaining deferred revenue upon entry into the Rigel License Agreement.
Cost of License Revenue
Cost of license revenue for the three and six months ended June 30, 2026 totaled $9.0 million, compared to zero for the three and six months ended June 30, 2025. The increase of $9.0 million was due to expenses under the Amended Yale License Agreement related to the FDA’s approval of VEPPANU and the entry into the Rigel License Agreement.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2026 totaled $52.6 million, compared to $68.6 million for the three months ended June 30, 2025. The decrease of $16.0 million was primarily due to a decrease in compensation and related personnel expenses of $11.0 million, which are not allocated by program, and a decrease in external expenses of $3.2 million. External expenses include (i) program-specific expenses, which decreased by $0.6 million, primarily driven by a decrease in our vepdegestrant (ARV-471) program of $10.6 million, partially offset by increases in our ARV-806, ARV-027 and ARV-393 programs of $3.9 million, $3.2 million and $2.3 million, respectively, and (ii) non-program specific expenses, which decreased by $2.6 million.
Non-GAAP research and development expenses for the three months ended June 30, 2026 totaled $51.4 million, compared to $59.5 million for the three months ended June 30, 2025, excluding $0.3 million and $0.6 million of restructuring expense for the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $8.5 million of non-cash stock-based compensation expense for the three months ended June 30, 2026 and 2025, respectively.
Research and development expenses for the six months ended June 30, 2026 totaled $113.0 million, compared to $159.4 million for the six months ended June 30, 2025. The decrease of $46.4 million was primarily due to a decrease in compensation and related personnel expenses of $26.6 million, which are not allocated by program, and a decrease in external expenses of $17.3 million. External expenses include (i) program-specific expenses, which decreased by $10.0 million, primarily driven by decreases in our vepdegestrant (ARV-471) and bavdegalutamide (ARV-110) programs of $25.9 million and $2.2 million, respectively, partially offset by increases in our ARV-806, ARV-027 and ARV-393 programs of $9.5 million, $4.8 million and $3.4 million, respectively, and (ii) our non-program specific expenses, which decreased by $7.3 million.

Non-GAAP research and development expenses for the six months ended June 30, 2026 totaled $105.7 million, compared to $138.8 million for the six months ended June 30, 2025, excluding $0.6 million of restructuring expense for each of the six months ended June 30, 2026 and 2025, and $6.7 million and $20.0 million of non-cash stock-based compensation expense for the six months ended June 30, 2026 and 2025, respectively.
General and Administrative Expenses
General and administrative expenses totaled $24.0 million for the three months ended June 30, 2026, compared to $25.3 million for the three months ended June 30, 2025. The decrease of $1.3 million was primarily due to decreases in personnel and infrastructure related costs of $3.9 million and costs related to developing our commercial operations of $1.4 million, partially offset by an increase in professional fees of $4.2 million, inclusive of an increase in the amortization of costs to obtain a contract related to the Pfizer Letter Agreement supplementing and amending the terms of the Original Vepdegestrant (ARV-471) Collaboration Agreement and professional fees related to the Rigel License Agreement.
Non-GAAP general and administrative expenses for the three months ended June 30, 2026 totaled $18.4 million, compared to $18.1 million for the three months ended June 30, 2025, excluding $1.3 million and $0.4 million of restructuring expense for the three months ended June 30, 2026 and 2025, respectively, and $4.3 million and $6.8 million of non-cash stock-based compensation expense for the three months ended June 30, 2026 and 2025, respectively.
General and administrative expenses totaled $43.0 million for the six months ended June 30, 2026, compared to $51.9 million for the six months ended June 30, 2025. The decrease of $8.9 million was primarily due to decreases in personnel and infrastructure related costs of $4.1 million, costs related to developing our commercial operations of $3.2 million, and professional fees of $1.1 million, inclusive of an increase in the amortization of costs to obtain a contract related to the Pfizer Letter Agreement supplementing and amending the terms of the Original Vepdegestrant (ARV-471) Collaboration Agreement and professional fees related to the Rigel License Agreement.
Non-GAAP general and administrative expenses for the six months ended June 30, 2026 totaled $31.3 million, compared to $41.3 million for the six months ended June 30, 2025, excluding $2.1 million and $0.4 million of restructuring expense for the six months ended June 30, 2026 and 2025, respectively, and $9.6 million and $10.2 million of non-cash stock-based compensation expense for the six months ended June 30, 2026 and 2025, respectively.
Other Income
Other income totaled $5.5 million for the three months ended June 30, 2026, compared to $10.0 million for the three months ended June 30, 2025. The decrease of $4.5 million was primarily due to a decrease in interest income on our marketable securities of $4.8 million, partially offset by a decrease in realized foreign exchange losses of $0.3 million.
Other income totaled $11.8 million for the six months ended June 30, 2026, compared to $21.6 million for the six months ended June 30, 2025. The decrease of $9.8 million was primarily due to a decrease in interest income on our marketable securities of $10.1 million, partially offset by a decrease in realized foreign exchange losses of $0.3 million.
Income Tax Expense
Income tax expense totaled $0.2 million for the three months ended June 30, 2026, compared to an income tax benefit of $0.3 million for the three months ended June 30, 2025. The current and prior income tax totals were driven by the effect of equity compensation and the valuation allowance recorded against the full amount of our net deferred tax assets.
Income tax expense totaled $0.3 million for the six months ended June 30, 2026, compared to an income tax benefit of $0.2 million for the six months ended June 30, 2025. The current and prior income tax totals were driven by the effect of equity compensation and the valuation allowance recorded against the full amount of our net deferred tax assets.

Liquidity and Capital Resources
Overview
We have one product, VEPPANU, approved for commercial sale in the United States. In the second quarter of 2026, we and Pfizer entered into the Rigel License Agreement with Rigel for the exclusive global development, manufacturing, and commercialization rights for VEPPANU. Our ability to generate revenue from the sale of VEPPANU will be entirely dependent on Rigel's performance of its obligations under the Rigel License Agreement, and we may never generate product revenue from the Rigel License Agreement to realize any profits from the out-license of VEPPANU. All decisions related to pricing, access, reimbursement, and plans for VEPPANU will be determined by Rigel.
To date, we have financed our operations primarily through the sales of assets and equity interests, proceeds from our collaborations and license arrangements, grant funding and debt financing. Since inception through June 30, 2026, we had received an aggregate of $1.0 billion in payments from collaboration partners and licensing arrangements, grant funding and forgivable and partially forgivable loans from the State of Connecticut, and raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests, and the exercise of stock options, including:
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
In November 2023, we amended and restated the Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., pursuant to which we may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market" offerings. During the six months ended June 30, 2026, no shares were issued under the amended and restated agreement.
Cash Flows
Our cash, cash equivalents, and marketable securities totaled $567.9 million and $685.4 million as of June 30, 2026 and December 31, 2025, respectively. We had an outstanding loan balance of $0.5 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively.

The following table summarizes our sources and uses of cash for the period presented:

	For the Six Months Ended June 30,
(dollars in millions)	2026	2025	$ change
Net cash used in operating activities	$(117.5)	$(184.3)	$66.8
Net cash provided by investing activities	68.6	198.3	(129.7)
Net cash provided by financing activities	0.3	0.4	(0.1)
Net (decrease) increase in cash and cash equivalents	$(48.6)	$14.4	$(63.0)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026 decreased by $66.8 million, compared with the six months ended June 30, 2025, primarily due to an increase in net income of $90.1 million and the establishment of a collaboration liability of $52.7 million related to the Pfizer Letter Agreement supplementing and amending the terms of the Original Vepdegestrant (ARV-471) Collaboration Agreement, and a decrease in deferred revenue of $5.8 million, partially offset by an increase in accounts receivable of $54.5 million related primarily to a milestone receivable under the Original Vepdegestrant (ARV-471) Collaboration Agreement, the establishment of contract assets of $26.8 million related to entry into the Rigel License Agreement, as well as a decrease in non-cash charges of $3.8 million. The change in non-cash charges was primarily due to a decrease in stock-based compensation of $7.3 million, partially offset by net accretion of bond discounts/premiums of $4.1 million.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2026 decreased by $129.7 million, compared with the six months ended June 30, 2025, primarily due to a decrease in maturities of $157.0 million, partially offset by an increase in sales of marketable securities of $28.9 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 decreased by $0.1 million, compared with the six months ended June 30, 2025.
Funding Requirements
Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates.
Specifically, we anticipate that our expenses will increase substantially if and as we:
•continue our ongoing and/or planned clinical trials of our product candidates, including ARV-393, our PROTAC protein degrader designed to target the BCL6 protein, ARV-102, our PROTAC protein degrader designed to target the LRRK2 protein, ARV-027, our PROTAC protein degrader designed to target the polyQ-AR protein, and ARV-806, our PROTAC protein degrader designed to target KRAS G12D for mutated cancers;
•progress our preclinical programs, including ARV-6723 and our pan-KRAS degrader program;
•progress additional PROTAC protein degrader programs into IND- or CTA-enabling studies;
•seek a third party for the further development of ARV-806;
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
We had cash, cash equivalents and marketable securities totaling approximately $567.9 million as of June 30, 2026. We believe that our cash, cash equivalents and marketable securities as of June 30, 2026 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, scope, costs and results of our ongoing and/or planned clinical trials of ARV-393, ARV-102, ARV-027 and ARV-806;
•the progress, scope, costs and results of preclinical and clinical development for our other product candidates and development programs, including ARV-6723 and our pan-KRAS degrader program;
•the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurology research programs;
•the success of any collaborations, including with Pfizer, and Novartis' and Rigel's performances under the Novartis License Agreement and Rigel License Agreement, respectively;
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
As a result of these anticipated expenditures, we will need to obtain substantial additional financing in connection with our continuing operations. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations and our out-licenses to Novartis and Rigel, we do not currently have any committed external source of funds. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Borrowings
In June 2018, we entered into an additional assistance agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of June 30, 2026, $0.5 million remains outstanding under the 2018 Assistance Agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents and marketable securities. Interest income earned on these assets totaled $11.9 million and $22.0 million for the six months ended June 30, 2026 and 2025, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of June 30, 2026, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Such interest earning instruments carry a degree of interest rate risk. Our outstanding debt totaled $0.5 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively, and carries a fixed interest rate of 3.25% per annum.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Amended Risk Factors
The risks listed below, versions of which were included in our Annual Report on Form 10-K for the year ended December 31, 2025 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, are replaced in their entirety by the following.
We and Pfizer entered into the Rigel License Agreement for the commercialization and future development of VEPPANU™ (vepdegestrant), which is currently our only approved product. The success of VEPPANU will be entirely dependent on Rigel's performance of its obligations under the Rigel License Agreement.
In July 2021, we entered into a collaboration agreement with Pfizer, or the Original Vepdegestrant (ARV-471) Collaboration Agreement, pursuant to which we granted Pfizer worldwide co-exclusive rights to develop and commercialize products containing our proprietary compound vepdegestrant, or the Licensed Products. Pursuant to the terms of the Original Vepdegestrant (ARV-471) Collaboration Agreement, we and Pfizer shared equally (50/50) all development costs, including costs for conducting clinical trials, for the Licensed Products. Subject to certain exceptions, our control over the amount and timing of resources that Pfizer dedicated to the development or commercialization of the Licensed Products was limited, including with respect to oversight and management of CMOs, CDMOs and CROs. In the second quarter of 2026, we announced that the FDA granted approval for VEPPANU for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine-based therapy. VEPPANU is the first and only FDA-approved PROTAC protein degrader, a type of heterobifunctional protein degrader therapy.
Also in the second quarter of 2026, we, Pfizer and Rigel entered into the Rigel License Agreement for the exclusive global development, manufacturing, and commercialization rights for VEPPANU. Under the terms of the Rigel License Agreement, Rigel is responsible for the launch and commercialization of VEPPANU in the U.S. and will own global rights with the ability to sublicense to potential partners to further develop and commercialize VEPPANU outside of the U.S. We and Pfizer will be entitled to a percentage of sublicensing revenue generated outside the U.S. All decisions related to pricing, access, reimbursement, sublicense and ex-U.S. regulatory plans for VEPPANU will be determined by Rigel. We will have no control over these decisions.
We are entirely dependent on the resources and expertise of Rigel for the commercialization and further development of VEPPANU. Rigel may not adequately fund or perform its obligations to commercialize VEPPANU or may not achieve desired results in a timely manner. Rigel not performing its obligations under the Rigel License Agreement may mean that VEPPANU does not enter the market on a timely basis, or at all, and could mean that we and Pfizer do not receive any milestone or royalty payments under the Rigel License Agreement, which may adversely impact our business operations.
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
We have in the past entered into, and anticipate in the future seeking additional, third-party collaborators for the research, development, and potential future commercialization of some of our PROTAC programs. For example, in September 2015 we entered into a research collaboration with Genentech, which we amended and restated in November 2017, and which will terminate in August 2026; in December 2017 we entered into a research collaboration with Pfizer, for which the research program term has concluded; in July 2021 we entered into a development and commercialization collaboration with Pfizer, and in May 2026 we, Pfizer and Rigel entered into the Rigel License Agreement pursuant to which Rigel will be responsible for the commercialization and development of VEPPANU; and in April 2024 we entered into an out-license agreement with Novartis for luxdegalutamide (ARV-766). Rigel may not adequately fund or perform its obligations to commercialize VEPPANU or may not achieve desired results in a timely manner. We are entirely dependent on the resources and expertise of Rigel for the commercialization of VEPPANU. Failure of Rigel to perform its obligations under the Rigel License Agreement may mean that VEPPANU does not enter the market on a timely basis, or at all. In addition, Novartis may not adequately fund or perform its obligations under the Novartis License Agreement and we are entirely dependent on the resources and expertise of Novartis for the development and potential commercialization of luxdegalutamide (ARV-766). Failure of Novartis to perform its obligations under the Novartis License Agreement may mean that luxdegalutamide (ARV-766) does not continue in its development or reach commercialization on a timely basis, or at all.
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
Any collaborations or license agreements involving our research programs or any product candidates we may develop, including our out-licenses to Novartis and Rigel, pose the following risks to us:
•Collaborators and licensees have significant discretion in determining the efforts and resources that they will apply to these collaborations or licenses. For example, our research collaboration with Pfizer is managed by a joint research committee composed of an equal number of representatives from us and our respective collaborative partners, with the collaborative partner having final decision-making authority. In addition, following our out-license of luxdegalutamide (ARV-766) to Novartis, Novartis is responsible for worldwide clinical development and commercialization of ARV-766 and therefore has full decision-making authority with respect to the luxdegalutamide (ARV-766) program. Following our out-license of VEPPANU to Rigel pursuant to the Rigel License

Agreement, Rigel is solely responsible for commercialization and development of VEPPANU and has full decision-making authority with respect to the program.
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
•Collaborators and licensees may not properly obtain, maintain, enforce, or defend our intellectual property or proprietary rights or may use our proprietary information in such a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, Pfizer, Genentech, Novartis and Rigel have had, or have, the first right to enforce or defend certain intellectual property rights under the applicable collaboration arrangement or license agreement with respect to particular licensed programs, and although we may have the right to assume the enforcement and defense of such intellectual property rights if the collaborator does not, our ability to do so may be compromised by their actions.
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
•Collaborations and licenses may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, Genentech provided notice of termination in June 2026 and the Restated Genentech Agreement will therefore terminate in August 2026. Additionally, the research term under the Pfizer Collaboration Agreement has ended. Novartis may terminate its agreement with us upon our material breach or for convenience or upon a safety or regulatory issue, subject to specified notice periods. Rigel may terminate its agreement with us and Pfizer upon material breach of us and/or Pfizer or upon a certain prior written notice period, following a pre-defined period of time.
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
If our collaborations and licenses do not result in the successful development and commercialization of products, or if one of our collaborators or licensees terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration or license, as appropriate. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators or licensees terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or licensee or attract new collaborators or licensees, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, marketing approval, and commercialization described in our Annual Report on Form 10-K for the year ended December 31, 2025, apply to the activities of our collaborators.
We may seek to establish additional collaborations or out-license the development of our product candidates. If we are not able to establish collaborations or enter into these out-licenses on commercially reasonable terms, we may have to alter our business development plans or product development and commercialization plans.
To realize the full potential of our PROTAC Discovery Engine and accelerate the development of our PROTAC programs, we plan to continue to selectively pursue collaborations with companies with particular experience, including development and commercial expertise and capabilities. For example, in the third quarter of 2025, we announced that we and Pfizer were seeking a third party collaborator for the commercialization and potential future development of vepdegestrant, and we entered into the Rigel License Agreement in May 2026. In addition, in the second quarter of 2026, we announced that we are planning to seek an out-licensing agreement for any additional clinical trials, including dose expansion or combination clinical trials, for ARV-806.
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
Collaborations and licenses are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical companies has reduced the number of potential future collaborators. Our existing collaboration and license agreements limit our ability to enter into future agreements on certain terms with potential collaborators. For example, we previously granted exclusive rights to Genentech and Pfizer for the discovery, development and commercialization of PROTAC targeted protein degraders directed to certain protein targets, and during the terms of those agreements, we are restricted from granting rights to other parties to use our PROTAC technology for those targets. The agreement with Genentech will terminate in August 2026, and the research program term under the research collaboration agreement with Pfizer has concluded. In addition, we granted an exclusive worldwide license for the development, manufacture and commercialization of luxdegalutamide (ARV-766) to Novartis and during the term of the Novartis License Agreement, are restricted from granting rights to other parties related to luxdegalutamide (ARV-766). We also granted an exclusive license for the global development, manufacturing, and commercialization rights for VEPPANU to Rigel, and during the term of the Rigel Agreement, we are restricted from granting rights to other parties related to VEPPANU. Any collaboration or license we enter into may limit our ability to enter into future agreements on particular terms or covering similar target indications with other potential collaborators or licensees
We may not be able to negotiate collaborations or licenses on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate or license, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate revenue from product sales, which could have an adverse effect on our business, prospects, financial condition and results of operations.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
    Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under any collaboration and our out-licenses of luxdegalutamide to Novartis and VEPPANU to Rigel, we do not currently have any committed external source of funds.
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
New Risk Factor
In addition to the risks included in our Annual Report on Form 10-K for the year ended December 31, 2025 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, the following risk may also affect our business:
Issues relating to the use of artificial intelligence and machine learning could adversely affect our business and operating results.
As part of our continuous effort to be innovative and increase efficiency throughout our business, we have incorporated artificial intelligence (“AI”) and machine learning solutions in applications that are important to our operations and our drug discovery processes, including our PROTAC Discovery Engine, which is an interlocking suite of tools and expertise that assists with our goal of creating and advancing our programs. Specifically, we have deployed AI and machine learning tools in the prediction of preclinical pharmacokinetic properties to find drug-like PROTACs early in the discovery process, structural biology modeling, and ligand identification. While AI and machine learning present opportunities for enhanced productivity and innovation, they also introduce cybersecurity, data privacy, information technology (“IT”), intellectual property, regulatory, legal, operational, competitive, reputational and other risks that could adversely impact our business. Specifically, risks related to AI hallucinations, rogue AI agent behaviors, targeted attacks (including model poisoning or data poisoning), misinformation, data leakage, bias, discrimination, harmful content, fraud, scams, surveillance, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI or machine learning technologies. If the data used to train AI or the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, incomplete, overbroad or biased, our business, financial condition, and results of operations may be adversely affected.
The rapid evolution of AI will require the application of significant resources to help ensure that AI is implemented in accordance with applicable laws and regulations and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. There can be no assurance that any governance and control mechanisms that we implement will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial condition, and results of operations.
The evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs to comply with U.S. and non-

U.S. laws concerning the use of AI. We expect to see increasing regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, and, with some exceptions, will become fully effective in August 2026. As enacted, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems and general purpose AI models and encourages providers and deployers to account for EU ethical principles when developing and using AI technology. In the United States, the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, although there is no comprehensive federal AI status, the current administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence” and related National Policy Framework for Artificial Intelligence released on March 20, 2026. So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. Various federal and state regulators have also issued guidance and focused enforcement efforts on the use of AI in regulated sectors, such as healthcare. The FDA, for example, issued guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems that are governed by these laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.
In addition, our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
We did not issue any securities that were not registered under the Securities Act during the three months ended June 30, 2026.
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
The following table describes, for the second quarter of 2026, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule

10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities (2)
Noah Berkowitz, M.D., Ph.D. (former Chief Medical Officer) (1)	Adoption (6/4/2026); Termination (6/30/2026)	10b5-1 Preset Diversification Program ("10b5-1 Plan") for sale of common stock acquired upon the vesting and settlement of restricted stock units ("RSUs") (2)	Sale	Until 8/31/2028 or earlier terminated in accordance with the terms of the 10b5-1 Plan (1)	N/A
(1)    Noah Berkowitz, M.D., Ph.D. separated from employment with the Company effective July 3, 2026. Prior to his separation, on June 30, 2026, Dr. Berkowitz terminated the 10b5-1 Plan.
(2)    No sales were made under the 10b5-1 Plan as a result of the 10b5-1 Plan terminating prior to the date of first scheduled sale. The 10b5-1 Plan provided for the sale of up to 42,500 shares of common stock, plus a number of shares of RSUs to be determined based on the extent to which vesting conditions were satisfied and the market price of the Company's common stock at the time of settlement.

Item 6. Exhibits.

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on October 1, 2018).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on June 21, 2023).

10.1*†	License Agreement, dated May 11, 2026, by and between Arvinas, Inc., Arvinas Operations, Inc., Arvinas Estrogen Receptor, Inc., Pfizer Inc., and Rigel Pharmaceuticals, Inc.

10.2*†	Letter Agreement, dated May 11, 2026, by and between Arvinas, Inc., Arvinas Operations, Inc., Arvinas Estrogen Receptor, Inc. and Pfizer Inc.

10.3*+	Separation Agreement, dated June 22, 2026, by and between Arvinas, Inc. and Noah Berkowitz, M.D., Ph.D.

10.4*+	Consulting Agreement, dated June 6, 2025, by and between Arvinas Operations, Inc. and Ian Taylor, Ph.D., as amended June 13, 2025 and May 14, 2026.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.00	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
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

Arvinas, Inc.

Date: August 4, 2026	By:	/s/ Randy Teel, Ph.D.
Randy Teel, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 4, 2026	By:	/s/ David K. Loomis
David K. Loomis
Vice President and Chief Accounting Officer (Principal Accounting Officer)