Form 10-Q
period 2026-09-30
ARVINAS, INC.
filed 2026-11-03
CIK 1655759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, the registrant had 65,485,006 shares of common stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the initiation, timing, progress and results of our current and/or future clinical trials of ARV-393, ARV-027, ARV-6723 and ARV-102, including statements regarding the period during which the results of the clinical trials will become available or the forum in which we will present such results;
•the initiation, timing, progress and results of our current preclinical studies and any future preclinical studies or clinical trials of our other programs, including statements regarding the period during which the results of preclinical studies or clinical trials will become available or the forum in which we will present such results;
•the potential advantages of our platform technology and potential advantages and therapeutic benefits, activity, effectiveness and safety of our product candidates;
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
•our plans to pursue research and development of other product candidates;
•our or our collaborators' ability to obtain or maintain marketing approval of our product candidates, and any timing related thereto, and the ability of our product candidates to meet existing or future regulatory standards;
•the potential achievement of milestones and receipt of payments, including royalties, under our collaborations and license agreements, including our license agreement with Pfizer Inc. and Rigel Pharmaceuticals, Inc. and our license agreement with Novartis Pharma AG;
•the potential payments to be made to Yale University ("Yale") under our amended and restated license agreement with Yale;
•our belief that the data from our preclinical studies supports clinical evaluation of our programs and may provide compelling rationales to evaluate one or more of our product candidates in combination;
•our belief that ARV-393 can be an attractive combination partner for development of novel therapies for lymphoma, including chemo-free combination regimens and/or “all oral” treatment options;
•our belief that the higher-than-predicted proportion of patients with T-cell lymphomas, when compared to the overall lymphoma population, in the early monotherapy cohorts of the Phase 1 clinical trial of ARV-393 in patients with relapsed/refractory Non-Hodgkin lymphoma may reflect the limited treatment options for these patients;
•our belief that ARV-027 has the potential to become the first treatment option for patients with spinal bulbar muscular atrophy ("SBMA"), where no therapies have been approved in the U.S. or European Union;
•our belief that the forthcoming multiple ascending dose data in healthy volunteers and patients with SBMA will help determine whether ARV-027 produces the biological effects that would support advancement of ARV-027 into a registrational trial;

•our plans with respect to ARV-102, including initiation of a Phase 1b trial in patients with progressive supranuclear palsy in the European Union and the United Kingdom, pending clinical trial application submission and regulatory authorization, and our objective to include U.S. sites in future trials, after completing the anticipated Phase 1b trial;
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
•our ability to enter into additional collaborations with third parties and our dependence on collaborators;
•our intellectual property position;
•our plans with respect to our strategy;
•our estimates regarding expenses, future revenues, capital requirements and needs for additional financing, and statements regarding our cash, cash equivalents, restricted cash and marketable securities, including their sufficiency to fund planned operating expenses and capital expenditure requirements into the second half of 2028;
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
The Arvinas name and logo are our trademarks. VEPPANU is a registered U.S. trademark owned by Rigel Pharmaceuticals, Inc. This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(dollars and shares in millions, except per share amounts)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$88.0	$142.9
Marketable securities	470.4	542.5
Accounts receivable	1.8	1.0
Other receivables	3.5	5.4
Prepaid expenses and other current assets	23.9	8.9
Total current assets	587.6	700.7
Property, equipment and leasehold improvements, net	4.6	5.2
Operating lease right-of-use assets	6.8	8.2
Contract and other assets	8.5	3.8
Total assets	$607.5	$717.9
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$39.9	$69.5
Deferred revenue	—	71.3
Current portion of collaboration liability	28.2	—
Current portion of operating lease liabilities	1.9	1.7
Total current liabilities	70.0	142.5
Deferred revenue	—	134.3
Collaboration liability	18.2	—
Long-term debt	0.2	0.4
Operating lease liabilities	5.3	6.8
Total liabilities	93.7	284.0
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, zero shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value; 75.5 shares issued and 65.5 shares outstanding as of September 30, 2026, and 73.5 shares issued and 63.5 outstanding as of December 31, 2025	0.1	0.1
Accumulated deficit	(1,554.5)	(1,612.4)
Additional paid-in capital	2,161.8	2,136.9
Accumulated other comprehensive (loss) income	(1.7)	1.2
Treasury Stock, at cost (10.0 shares as of September 30, 2026 and December 31, 2025)	(91.9)	(91.9)
Total stockholders’ equity	513.8	433.9
Total liabilities and stockholders’ equity	$607.5	$717.9
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited)

(dollars and shares in millions, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Operations	2026	2025	2026	2025
Revenue	$0.5	$41.9	$265.8	$253.1
Operating expenses:
Cost of license revenue	0.1	—	9.1	—
Research and development	46.9	64.7	159.8	224.1
General and administrative	12.6	21.0	55.7	72.9
Total operating expenses	59.6	85.7	224.6	297.0
(Loss) income from operations	(59.1)	(43.8)	41.2	(43.9)
Other income
Other expense, net	(0.1)	—	(0.2)	(0.4)
Interest income, net	5.5	9.0	17.4	31.0
Total other income	5.4	9.0	17.2	30.6
Net (loss) income before income taxes	(53.7)	(34.8)	58.4	(13.3)
Income tax expense	(0.2)	(0.3)	(0.5)	(0.1)
Net (loss) income	$(53.9)	$(35.1)	$57.9	$(13.4)

(Loss) earnings per common share
Basic	$(0.82)	$(0.48)	$0.89	$(0.18)
Diluted	$(0.82)	$(0.48)	$0.88	$(0.18)

Weighted average common shares outstanding
Basic	65.4	73.2	64.7	72.9
Diluted	65.4	73.2	65.7	72.9

(dollars in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Comprehensive (Loss) Income	2026	2025	2026	2025
Net (loss) income	$(53.9)	$(35.1)	$57.9	$(13.4)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(0.9)	0.4	(2.9)	0.4
Comprehensive (loss) income	$(54.8)	$(34.7)	$55.0	$(13.0)
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury		Total Stockholders' Equity
For the Three Months Ended September 30, 2026 and 2025	Shares	Amount				Shares	Amount
Balance as of June 30, 2026	75.3	$0.1	$(1,500.6)	$2,155.4	$(0.8)	10.0	$(91.9)	$562.2
Stock-based compensation	—	—	—	5.9	—	—	—	5.9
Net loss	—	—	(53.9)	—	—	—	—	(53.9)
Issuance of common stock under equity incentive plans	0.2	—	—	0.5	—	—	—	0.5
Unrealized loss on available-for-sale securities	—	—	—	—	(0.9)	—	—	(0.9)
Balance as of September 30, 2026	75.5	$0.1	$(1,554.5)	$2,161.8	$(1.7)	10.0	$(91.9)	$513.8
Balance as of June 30, 2025	73.2	$0.1	$(1,509.9)	$2,118.1	$1.0	—	$—	$609.3
Stock-based compensation	—	—	—	10.1	—	—	—	10.1
Net loss	—	—	(35.1)	—	—	—	—	(35.1)
Issuance of common stock under equity incentive plans	0.2	—	—	—	—	—	—	—
Share repurchases (Treasury Stock)	—	—	—	—	—	2.6	(20.3)	(20.3)
Unrealized gain on available-for-sale securities	—	—	—	—	0.4	—	—	0.4
Balance as of September 30, 2025	73.4	$0.1	$(1,545.0)	$2,128.2	$1.4	2.6	$(20.3)	$564.4
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited), continued

(dollars and shares in millions)	Common		Accumulated Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury		Total Stockholders' Equity
For the Nine Months Ended September 30, 2026 and 2025	Shares	Amount				Shares	Amount
Balance as of December 31, 2025	73.5	$0.1	$(1,612.4)	$2,136.9	$1.2	10.0	$(91.9)	$433.9
Stock-based compensation	—	—	—	23.9	—	—	—	23.9
Net income	—	—	57.9	—	—	—	—	57.9
Issuance of common stock under equity incentive plans	2.0	—	—	1.0	—	—	—	1.0
Unrealized loss on available-for-sale securities	—	—	—	—	(2.9)	—	—	(2.9)
Balance as of September 30, 2026	75.5	$0.1	$(1,554.5)	$2,161.8	$(1.7)	10.0	$(91.9)	$513.8
Balance as of December 31, 2024	68.8	$0.1	$(1,531.6)	$2,092.2	$1.0	—	$—	$561.7
Stock-based compensation	—	—	—	35.5	—	—	—	35.5
Net loss	—	—	(13.4)	—	—	—	—	(13.4)
Issuance of common stock under equity incentive plans	1.2	—	—	0.5	—	—	—	0.5
Issuance of common stock for pre-funded warrants	3.4	—	—	—	—	—	—	—
Share repurchases (Treasury Stock)	—	—	—	—	—	2.6	(20.3)	(20.3)
Unrealized gain on available-for-sale securities	—	—	—	—	0.4	—	—	0.4
Balance as of September 30, 2025	73.4	$0.1	$(1,545.0)	$2,128.2	$1.4	2.6	$(20.3)	$564.4
See accompanying notes to the condensed consolidated financial statements

ARVINAS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
(dollars in millions)	2026	2025
Cash flows from operating activities:
Net income (loss)	$57.9	$(13.4)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2.0	2.3
Net accretion of bond discounts/premiums	(4.9)	(10.4)
Amortization of right-of-use assets	1.4	1.7
Amortization of collaboration contract asset	3.5	4.1
Stock-based compensation	23.9	35.5
Changes in operating assets and liabilities:
Accounts receivable	(0.8)	(14.6)
Other receivables	1.9	1.5
Prepaid expenses and other assets	(0.1)	2.3
Contract assets	(22.6)	—
Accounts payable and accrued liabilities	(29.5)	(17.7)
Operating lease liability	(1.3)	(1.6)
Deferred revenue	(205.6)	(233.1)
Collaboration liability	46.3	—
Net cash used in operating activities	(127.9)	(243.4)
Cash flows from investing activities:
Purchases of marketable securities	(352.5)	(347.6)
Maturities of marketable securities	397.7	611.1
Sales of marketable securities	28.9	—
Purchases of property, equipment and leasehold improvements	(1.3)	(1.7)
Net cash provided by investing activities	72.8	261.8
Cash flows from financing activities:
Repayments of long-term debt	(0.2)	(0.1)
Repurchase of common shares	—	(17.8)
Proceeds from exercise of stock options and issuance of ESPP shares	0.9	0.5
Net cash provided by (used in) financing activities	0.7	(17.4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(54.4)	1.0
Cash, cash equivalents and restricted cash, beginning of the period	142.9	100.5
Cash, cash equivalents and restricted cash, end of the period	$88.5	$101.5
Supplemental disclosure of cash flow information:
Repurchases of common shares unpaid at period end	$—	$2.5
Cash paid for taxes	$0.4	$0.3
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
To date, the Company has not generated any revenue from product sales and expects to incur additional operating losses and negative operating cash flows for the foreseeable future. During the three and nine months ended September 30, 2026, the Company recognized $0.5 million of sales-based royalties under the Rigel License Agreement (see Note 3, Research Collaboration and License Agreements). The Company has financed its operations primarily through sales of assets and equity interests, proceeds from collaborations and licensing arrangements, grant funding and debt financing. The Company had cash, cash equivalents, restricted cash and marketable securities of approximately $558.9 million as of September 30, 2026.

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
Significant Accounting Policies
There were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown in the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025:

(dollars in millions)	September 30, 2026	September 30, 2025
Cash and cash equivalents	$88.0	$101.5
Restricted cash - included in contract and other assets	0.5	—
Cash, cash equivalents and restricted cash	$88.5	$101.5
Restricted cash represents cash collateral for the Company's credit card program.
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

Under the terms of the Rigel License Agreement, Rigel is and will continue to be responsible for the commercialization of VEPPANU in the U.S. and owns global rights with the ability to sublicense to potential partners to further develop and commercialize VEPPANU outside of the U.S. The Company and Pfizer will be entitled to a percentage of sublicensing revenue generated outside the U.S.
The Company's future performance obligations under the Original Vepdegestrant (ARV-471) Collaboration Agreement have been satisfied under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, ("ASC 606"), as a result of the terms of the Rigel License Agreement. Rigel has agreed to reimburse the Company and Pfizer up to $40.0 million of the costs of ongoing development activities that were in progress as of the effective date of the Rigel License Agreement. While Pfizer is responsible for these ongoing development activities, the Company and Pfizer will share equally in this reimbursement and therefore the Company will reimburse Pfizer for 50% of the costs of such activities. The Company recognized its share of the contribution totaling $20.0 million in revenue in the accompanying unaudited condensed consolidated statement of operations and prepaid expenses and other current assets and contract and other assets in the accompanying unaudited condensed consolidated balance sheet.
Under the terms of and as consideration for entering into the Rigel License Agreement, Rigel paid to the Company and Pfizer a one-time, upfront payment in the aggregate amount of $70.0 million. In addition, the Company and Pfizer will receive an additional payment in the amount of $15.0 million from Rigel upon successful completion of select development and manufacturing transition activities. The Company and Pfizer will also be eligible to receive up to an additional $320.0 million in the aggregate as contingent payments based on future development, regulatory and commercial milestones being met, as well as tiered royalties in the mid-teens to mid-20s based upon worldwide net sales of VEPPANU, subject to reduction under certain circumstances as provided in the Rigel License Agreement. All payments under the Rigel License Agreement will be distributed evenly between the Company and Pfizer. The milestones and royalty payments under the Rigel License Agreement replace any unearned future amounts that may be owed by Pfizer to the Company under the collaboration agreement, dated as of July 21, 2021, by and between the Company, certain of the Company’s subsidiaries and Pfizer. During the three and nine months ended September 30, 2026, the Company recognized $0.5 million of sales-based royalties.
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
As a direct result of the Company’s entry into the Original Vepdegestrant (ARV-471) Collaboration Agreement, the Company incurred direct and incremental costs to obtain the contract, paid to a financial advisor, totaling $12.9 million. In accordance with Accounting Standards Codification ("ASC") 340, Other Assets and Deferred Costs, the Company recognized an asset of $12.9 million in collaboration contract asset and other assets in the condensed consolidated balance sheet at inception of the Original Vepdegestrant (ARV-471) Collaboration Agreement, which was being amortized as general and administrative expense over the total estimated period of performance under the Original Vepdegestrant (ARV-471) Collaboration Agreement prior to the Rigel License Agreement. During the nine months ended September 30, 2026, the remaining collaboration contract asset of $3.1 million was recorded to general and administrative expense.
In the second quarter of 2026, the Company announced that the FDA has granted approval for VEPPANU for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine-based therapy. The Company received $50.0 million as a development milestone payment in connection with the FDA’s approval of VEPPANU which was recognized as revenue in the second quarter of 2026.
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
As a result of the Pfizer Letter Agreement supplementing and amending the Original Vepdegestrant (ARV-471) Collaboration Agreement, the Company concluded that its future performance obligations under the Original Vepdegestrant (ARV-471) Collaboration Agreement have been satisfied under ASC 606, as a result of the terms of the Rigel License Agreement, and recognized the remaining deferred revenue of $179.1 million. In the same period, the Company recognized a consideration payable collaboration liability of $52.7 million to fund certain ongoing development activities in progress as of the effective date of the Rigel License Agreement being performed by Pfizer, which was recorded as a reduction of revenue. Accordingly, the Company recognized net revenue of $126.4 million during the second quarter of 2026. Prior to the Rigel License Agreement, the Company recognized $21.7 million of revenue related to the Original Vepdegestrant (ARV-471) Collaboration Agreement during the nine months ended September 30, 2026. The Company recognized no revenue related to the Original Vepdegestrant (ARV-471) Collaboration Agreement during the three months ended September 30, 2026.
Pfizer Research Collaboration Agreement
In December 2017, the Company entered into a Research Collaboration and License Agreement with Pfizer (the “Pfizer Research Collaboration Agreement”). Under the terms of the Pfizer Research Collaboration Agreement, the Company received an upfront, non-refundable payment and certain additional payments totaling $28.0 million in 2018 in exchange for use of the Company’s technology license and to fund Pfizer-related research as defined within the Pfizer Research Collaboration Agreement. These payments were being recognized over the total estimated period of performance. As of June 30, 2026, the research program term under the Pfizer Research Collaboration Agreement had concluded and no targets remained. The Company recognized the remaining deferred revenue of $3.5 million during the nine months ended September 30, 2026. Pursuant to notice received from Pfizer on August 25, 2026 in accordance with the terms of the Pfizer Research Collaboration Agreement, the Pfizer Research Collaboration Agreement terminated effective October 25, 2026.

In accordance with the terms of the Pfizer Research Collaboration Agreement, the Company was eligible to receive up to an additional $3.8 million in non-refundable option payments if Pfizer exercised its option for the then-remaining target protein under the Pfizer Research Collaboration Agreement. Under the terms of the Pfizer Research Collaboration Agreement, the Company was also entitled to receive up to $225.0 million in development milestone payments and up to $550.0 million in sales-based milestone payments for all designated target proteins under the Pfizer Research Collaboration Agreement, as well as tiered royalties based on sales, which were subject to reductions. There were no sales-based milestone payments or royalties received through September 30, 2026.
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
Under the terms of the Novartis License Agreement, the Company is eligible to receive up to an additional $1.01 billion as contingent payments based on specified development, regulatory and commercial milestones for luxdegalutamide (ARV-766) being met, as well as tiered royalties based on worldwide net sales of luxdegalutamide (ARV-766), subject to reduction under certain circumstances as provided in the Novartis License Agreement. There were no development, regulatory or commercial milestone payments, or sales-based royalties received during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company recognized as revenue $20.0 million upon the achievement of a development milestone pursuant to the terms of the Novartis License Agreement.
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
Restated Genentech Agreement
In November 2017, the Company entered into an Amended and Restated Option, License, and Collaboration Agreement (the “Restated Genentech Agreement”) with Genentech, Inc. and F. Hoffmann-La Roche Ltd. (together "Genentech"), amending a previous Genentech agreement entered into in September 2015. Under the Restated Genentech Agreement, the Company received additional upfront, non-refundable payments of $34.5 million (in addition to $11.0 million received under the previous agreement in 2015) to fund Genentech-related research. Upfront non-refundable payments were recognized as revenue over the performance period, which concluded during the first quarter of 2023. The research phase of the collaboration with Genentech ended, and Genentech was no longer able to nominate new targets into the collaboration. Prior to termination, the only target that remained part of the collaboration was the PROTAC targeted protein degrader for which Genentech exercised its exclusive option upon amendment and restatement of the agreement. Pursuant to notice received from Genentech on June 9, 2026 in accordance with the terms of the Restated Genentech Agreement, the Restated Genentech Agreement terminated effective August 8, 2026.
Under the Restated Genentech Agreement, the Company was eligible to receive up to $44.0 million per target protein in development milestone payments, $52.5 million in regulatory milestone payments and $60.0 million in commercial milestone payments based on sales as well as tiered royalties based on sales. There were no development, regulatory or commercial milestone payments or royalties received through September 30, 2026.
During the three and nine months ended September 30, 2026 and 2025, the Company's sources of revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Revenue
Original Vepdegestrant (ARV-471) Collaboration Agreement	$—	$20.6	$148.1	$231.6
Original Vepdegestrant (ARV-471) Collaboration Agreement - milestone payment	—	—	50.0	—
Pfizer Research Collaboration Agreement	—	1.3	4.7	1.5
Novartis License Agreement	—	20.0	—	20.0
Rigel License Agreement	0.5	—	63.0	—
Total Revenue	$0.5	$41.9	$265.8	$253.1
During the nine months ended September 30, 2025, the Company updated its estimate to satisfy the performance obligations under the Original Vepdegestrant (ARV-471) Collaboration Agreement due to the removal of the first-line Phase 3 combination trial with Pfizer’s novel investigational CDK4 inhibitor, atirmociclib, and the removal of the second-line Phase 3 combination trial with a CDK4/6 inhibitor from the development plan. The change in accounting estimate resulted in an increase in revenue of $150.2 million, an increase in operating expenses of $2.6 million, a decrease in net loss of $147.6 million, and a decrease in basic and diluted loss per share of $2.02 for the nine months ended September 30, 2025.
During the nine months ended September 30, 2025, the Company also changed its estimate of the duration of the performance period under the Pfizer Research Collaboration Agreement as a result of updated research timelines. The change in accounting estimate resulted in a decrease in revenue of $2.5 million, an increase in net loss of $2.5 million, and an increase in basic and diluted loss per share of $0.03 for the nine months ended September 30, 2025.
During the three months ended September 30, 2026 and 2025, and the nine months ended September 30, 2026, no changes in accounting estimates related to the Company's collaborations were recorded.

Changes in the Company's contract balances for the nine months ended September 30, 2026 and 2025 were as follows:

(dollars in millions)	September 30, 2026	September 30, 2025
Accounts receivable related to collaborations
Beginning balance	$1.0	$5.7
Additions	53.0	20.4
Payments received	(52.2)	(5.8)
Ending balance	$1.8	$20.3
Accounts payable related to collaborations
Beginning balance	$16.8	$5.4
Additions	15.6	39.3
Payments made	(30.1)	(34.9)
Ending balance	$2.3	$9.8
Contract assets: Collaboration contract asset
Beginning balance	$3.5	$7.8
Amortization	(3.5)	(4.1)
Ending balance	$—	$3.7
Contract assets: Contract assets
Beginning balance	$—	$—
Additions	27.5	—
Deductions	(4.9)	—
Ending balance	$22.6	$—
Contract liabilities: Deferred revenue
Beginning balance	$205.6	$448.2
Revenue recognized from balances held at the beginning of the period	(152.9)	(233.1)
Deductions from collaboration agreements	(52.7)	—
Ending balance	$—	$215.1
Contract liabilities: Collaboration liability
Beginning balance	$—	$—
Additions	52.7	—
Deductions	(6.3)	—
Ending balance	$46.4	$—
4. Marketable Securities and Fair Value Measurements
The following is a summary of the Company’s available-for-sale marketable securities measured at fair value on a recurring basis.

	September 30, 2026
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$429.6	$—	$(1.5)	$428.1
Government securities	Level 2	42.5	—	(0.2)	42.3
Total		$472.1	$—	$(1.7)	$470.4

	December 31, 2025
(dollars in millions)	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	Level 2	$528.0	$1.1	$—	$529.1
Government securities	Level 2	13.3	0.1	—	13.4
Total		$541.3	$1.2	$—	$542.5
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
5. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements consist of the following:

(dollars in millions)	September 30, 2026	December 31, 2025
Laboratory equipment	$22.0	$21.3
Leasehold improvements	9.1	9.1
Office equipment	3.2	3.0
Total property, equipment and leasehold improvements	34.3	33.4
Less: accumulated depreciation and amortization	(29.7)	(28.2)
Property, equipment and leasehold improvements, net	$4.6	$5.2
During the three months ended September 30, 2026 and 2025, the Company recognized depreciation and amortization expense of $0.6 million and $0.8 million, respectively.
During the nine months ended September 30, 2026 and 2025, the Company recognized depreciation and amortization expense of $2.0 million and $2.3 million, respectively.
6. Right-of-Use Assets and Liabilities
Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. The Company's weighted average incremental borrowing rate at September 30, 2026 totaled 7.0%. Lease expense is recognized on a straight-line basis over the lease term.
The Company has an operating lease, as amended, for its corporate office and laboratories, which expires no later than December 2029. The lease has a weighted average remaining term of approximately 3.3 years.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Operating lease cost	$0.6	$0.7	$1.8	$2.2

Supplemental cash flow information related to the Company's lease was as follows:

	Nine Months Ended September 30,
(dollars in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$1.3	$1.6
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$—	$1.5
Maturities of operating lease liabilities as of September 30, 2026, were as follows:

(dollars in millions)
Remainder of 2026	$0.6
2027	2.4
2028	2.5
2029	2.6
Total lease payments	8.1
Less: imputed interest	(0.9)
Total	$7.2
7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

(dollars in millions)	September 30, 2026	December 31, 2025
Accounts payable	$2.9	$24.4
Accrued liabilities
Research and development expenses	20.5	18.2
Employee expenses	10.7	17.5
Income taxes	4.4	4.8
General and administrative and commercial expenses	0.9	3.7
Professional fees	0.5	0.9
Total accounts payable and accrued liabilities	$39.9	$69.5
8. Long-Term Debt
Debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	September 30, 2026	December 31, 2025
2018 Assistance Agreement Debt	09/28	3.25%	$0.4	$0.6
Less: current installments included within Accounts payable and accrued liabilities			(0.2)	(0.2)
Total long-term debt			$0.2	$0.4
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
Minimum future principal payments on long-term debt as of September 30, 2026 are as follows:

(dollars in millions)
2027	$0.2
2028	0.2
Total	$0.4
During the three and nine months ended September 30, 2026 and 2025, interest expense was immaterial.
9. Equity
Equity Distribution Agreements
In November 2023, the Company amended and restated the Equity Distribution Agreement with Piper Sandler & Company (“Piper Sandler”) and Cantor Fitzgerald & Co. (“Cantor”), as agents, pursuant to which the Company may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under a universal shelf registration statement pursuant to one or more “at-the-market” offerings. During the nine months ended September 30, 2026, no shares were issued under this agreement.
Stock-based Compensation
2018 Employee Stock Purchase Plan
In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), with the first offering period under the 2018 ESPP commencing on January 1, 2020, by initially providing participating employees with the opportunity to purchase an aggregate of 311,850 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2018 ESPP increased, pursuant to the terms of the 2018 ESPP, by additional shares equal to 1% of the Company’s then-outstanding common stock, effective as of January 1 of each year. As of September 30, 2026, 4,156,796 shares remained available for purchase. During the nine months ended September 30, 2026 and 2025, the Company issued 55,551 and 86,008 shares of common stock, respectively, under the 2018 ESPP.
2018 Stock Incentive Plan
In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Stock Incentive Plan (the “2018 Plan”), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. The number of shares of common stock initially available for issuance under the 2018 Plan equaled the sum of (1) 4,067,007 shares of common stock; plus (2) the number of shares of common stock (up to 1,277,181 shares) issued in respect of incentive units granted under the Fourth Amendment to the Company’s Incentive Share Plan, which was terminated in September 2018, that were subject to vesting immediately prior to the effectiveness of the registration statement that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ended December 31, 2019 and continuing to, and including, the fiscal year ending December 31, 2028, equal to the lesser of 4,989,593 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or an amount determined by the Company’s board of directors. As of September 30, 2026, 3,811,711 shares remained available for issuance under the 2018 Plan. Shares of common stock subject to outstanding equity awards that expire or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part are available for future grants of awards.

Compensation Expense
During the three months ended September 30, 2026 and 2025, the Company recognized compensation expense of $5.9 million and $10.1 million, respectively, related to the issuance of incentive awards, including $0.1 million and $0.1 million, respectively, related to the 2018 ESPP.
During the nine months ended September 30, 2026 and 2025, the Company recognized compensation expense of $23.9 million and $35.5 million, respectively, related to the issuance of incentive awards, including $0.2 million and $0.4 million, respectively, related to the 2018 ESPP.
Stock-based compensation expense for the nine months ended September 30, 2026 reflects a $1.1 million reduction related to modifications to the vesting terms of certain restricted stock units and stock options previously granted to employees. Stock-based compensation expense for the three and nine months ended September 30, 2025 reflects a reduction of $3.6 million and $5.3 million, respectively, related to modifications to the vesting terms of certain restricted stock units previously granted to employees in connection with the Company's strategic restructuring actions initiated during 2025.
As of September 30, 2026, there was $29.1 million of total unrecognized compensation expense that is expected to be amortized over a weighted average period of approximately 1.7 years.
Stock Options
The fair value of the stock options granted during the nine months ended September 30, 2026 and 2025 was determined using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2026	September 30, 2025
Expected volatility (1)	70.5% - 77.6%	72.1% - 80.4%
Expected term (years) (2)	5.6 - 5.7	5.5 - 5.7
Risk free interest rate (3)	3.6% - 5.0%	3.7% - 4.4%
Expected dividend yield	0%	0%
Exercise price	$7.51 - $13.38	$6.61 - $17.70
(1)    Expected volatility is calculated by utilizing the Company's historical volatility of its stock price over a period equal to the expected term.
(2)    Expected term is calculated based on the Company's historical experience.
(3)     Risk free interest rate is based on an interpolation of U.S. Treasury rates to reflect the expected term at the date of grant.

The following table summarizes stock option activity for the nine months ended September 30, 2026. Included in the table are stock options granted to employees, directors and other service providers under the 2018 Plan and options granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4). As of September 30, 2026, 279,304 inducement options were outstanding.

(dollars in millions, except weighted average exercise price)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	8,631,075	$35.89	6.5	$5.3
Granted	1,252,827	$12.06
Exercised	(77,655)	$6.96
Cancelled / Forfeited	(998,117)	$33.29
Outstanding as of September 30, 2026	8,808,130	$33.05	6.1	$0.8
Vested and exercisable as of September 30, 2026	6,614,628	$39.40	5.1	$0.4
Vested and expected to vest as of September 30, 2026	8,563,825	$33.62	6.0	$0.7
The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2026 and 2025 was $8.14 and $12.46, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2026 was $0.1 million. There were no options exercised during the nine months ended September 30, 2025.
Restricted Stock Units ("RSUs")
The following table summarizes RSU activity for the nine months ended September 30, 2026. Included in the table are RSUs granted to employees, directors and other service providers under the 2018 Plan and RSUs granted to certain employees pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4). As of September 30, 2026, 141,540 inducement RSUs were outstanding.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested RSUs as of December 31, 2025	3,624,051	$18.59
Granted	2,157,270	$12.71
Vested	(1,812,581)	$21.72
Cancelled / Forfeited	(620,082)	$13.17
Unvested RSUs as of September 30, 2026	3,348,658	$14.11
The weighted-average grant date fair value per share of RSUs granted during the nine months ended September 30, 2026 and 2025 was $12.71 and $13.93, respectively. The total intrinsic value of RSUs released during the nine months ended September 30, 2026 and 2025 was $19.5 million and $16.9 million, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2026 and 2025 was $39.3 million and $43.3 million, respectively.
10. Income Taxes
For the three months ended September 30, 2026, the Company recognized income tax expense of $0.2 million, resulting in an effective tax rate of (0.3)%, as compared to income tax expense of $0.3 million, resulting in an effective tax rate of (1.0)%, in the same period for 2025. The primary reconciling items between the federal statutory rate of 21.0% and the Company’s overall effective tax rates for the three months ended September 30,

2026 and 2025 were the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
For the nine months ended September 30, 2026, the Company recognized income tax expense of $0.5 million resulting in an effective tax rate of 0.8%, as compared to income tax expense of $0.1 million resulting in an effective tax rate of (0.8)% in the same period for 2025. The primary reconciling items between the federal statutory rate of 21.0% and the Company’s overall effective tax rates for the nine months ended September 30, 2026 and 2025 were the effect of equity compensation and the valuation allowance recorded against the full amount of its net deferred tax assets.
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
11. (Loss) Earnings Per Common Share
Basic and diluted (loss) earnings per common share was calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars and shares in millions, except per share amounts)	2026	2025	2026	2025
Net (loss) income	$(53.9)	$(35.1)	$57.9	$(13.4)

Weighted average common shares outstanding - basic	65.4	73.2	64.7	72.9
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	—	—	1.0	—
Denominator adjustments for diluted EPS:	—	—	1.0	—
Diluted weighted average common shares outstanding	65.4	73.2	65.7	72.9

(Loss) earnings per common share
Basic	$(0.82)	$(0.48)	$0.89	$(0.18)
Diluted	$(0.82)	$(0.48)	$0.88	$(0.18)
Treasury shares are not considered outstanding and are excluded from the calculation of basic and diluted (loss) earnings per common share.
The Company reported a net loss for the three months ended September 30, 2026 and therefore excluded all stock options and RSUs from the calculation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

For the Three Months Ended September 30,
(in millions)	2026
Stock options	8.8
RSUs	3.3
12.1
The Company reported a net loss for the three and nine months ended September 30, 2025 and therefore excluded all stock options and RSUs from the calculation of diluted net loss per common share as their inclusion would have had an anti-dilutive effect, as summarized below:

For the Three and Nine Months Ended September 30,
(in millions)	2025
Stock options	8.7
RSUs	3.8
12.5
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
During the three and nine months ended September 30, 2026, the Company recognized expense of $0.1 million and $9.1 million, respectively, under the Amended Yale License Agreement in connection with the FDA’s approval of VEPPANU and transactions contemplated by the Rigel License Agreement. These amounts were included in cost of license revenue in the accompanying unaudited condensed consolidated financial statements. See Note 3, Research Collaboration and License Agreements, for further details. Payments made in connection with the execution of the Amended Yale License Agreement are summarized above.
13. Related Party Transactions
Consulting Agreement
On February 12, 2026, the Company entered into a consulting agreement with John Houston, Ph.D., the Company’s former President and Chief Executive Officer and a current member of its Board of Directors. Under the terms of the agreement, Dr. Houston will provide consulting and advisory services to the Company until March 1, 2027.
Pursuant to the agreement, the Company agreed to (i) pay Dr. Houston a lump sum of $457,000 in March 2026, which amount was equivalent to the amount that Dr. Houston would have received as an employee for a 2025 bonus based on achievement of our 2025 corporate goals as approved by the Company's board of directors, had he continued to be employed by the Company as President and Chief Executive Officer on the date of payment, (ii) reimburse Dr. Houston for up to $27,914 in COBRA health continuation coverage, subject to his election of such coverage, and (iii) pay an hourly rate of $500 for services provided in excess of eight hours per month. The vesting of Dr. Houston's previously-granted equity continued pursuant to terms of the relevant grant agreements. During the nine months ended September 30, 2026, the Company recognized $0.5 million of expense related to this agreement, which was reflected in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements. Expense recognized under the agreement during the three months ended September 30, 2026 was immaterial.
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
Components of Restructuring Charges
During the three months ended September 30, 2026, the Company recognized no restructuring related charges.
During the nine months ended September 30, 2026, the Company recognized net restructuring related charges of $2.7 million, comprised of severance and bonus expenses and non-cash stock compensation expense, of which $0.6 million was reflected in research and development expenses and $2.1 million was reflected in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

During the three months ended September 30, 2025, the Company recognized net restructuring related reversal of previously recognized expense of $0.2 million, including $4.1 million of severance and other one-time employee related termination benefit charges related to the workforce reduction, offset by a reversal of $4.3 million of non-cash stock compensation, of which $0.4 million of charges were reflected in research and development expenses and $0.6 million of reversals of previously recognized expense were reflected in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.
During the nine months ended September 30, 2025, the Company recognized net restructuring related charges of $0.7 million, including $11.4 million of cash severance and other one-time employee related termination benefit related to the workforce reduction, offset by a reversal of $10.7 million of non-cash stock compensation and bonus expenses, of which $1.0 million of charges were reflected in research and development expenses and $0.3 million of reversals of previously recognized expense were reflected in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.
The Company's restructuring accrual totaled zero and $4.4 million as of September 30, 2026 and December 31, 2025, respectively.
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
The Company is also progressing multiple product candidates through clinical development programs, including ARV-393, targeting the B-cell lymphoma 6 protein for the treatment of relapsed/refractory non-Hodgkin Lymphoma; ARV-027, targeting the polyQ-AR in skeletal muscle for the treatment of Spinal-Bulbar Muscular Atrophy, or SBMA, also known as Kennedy's disease; ARV-6723, targeting HPK1 in solid malignancies such as NSCLC, melanoma, and renal cell carcinoma, or RCC; and ARV-102, targeting the leucine-rich repeat kinase 2 protein for the treatment of neurodegenerative diseases. The Company also advanced ARV-806, targeting KRAS G12D for solid tumors, in the clinic, and previously announced plans to seek an out-licensing agreement for any additional clinical trials of ARV-806, including dose expansion or combination clinical trials.
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
The following table summarizes the reportable segment's financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Revenue	$0.5	$41.9	$265.8	$253.1
Less:
Cost of license revenue	0.1	—	9.1	—
Research and development expense
Vepdegestrant (ARV-471) (*)	—	14.2	13.3	53.4
ARV-806	3.4	5.1	15.7	7.7
ARV-102	3.1	5.0	13.8	15.3
ARV-393	5.8	2.6	14.4	7.7
ARV-027	4.7	0.1	9.8	0.3
ARV-6723	3.3	—	5.2	—
Bavdegalutamide (ARV-110)	0.5	0.3	0.3	2.3
Other programs	—	0.2	—	2.5
Non-program-specific external expense	9.0	12.8	26.7	37.9
Compensation and related personnel expense (including stock-based compensation)	15.1	21.6	53.8	88.6
Other research and development expense	2.0	2.8	6.8	8.4
Total research and development expense	46.9	64.7	159.8	224.1
General and administrative expense	12.6	21.0	55.7	72.9
Other segment expense, net (**)	0.1	—	0.2	0.4
Income tax expense	0.2	0.3	0.5	0.1
Plus:
Interest income, net	5.5	9.0	17.4	31.0
Segment net (loss) income	$(53.9)	$(35.1)	$57.9	$(13.4)
(*)    As of June 11, 2026, the effective date of the Rigel License Agreement, the Company's future performance obligations under the Original Vepdegestrant (ARV-471) Collaboration Agreement have been satisfied under ASC 606, as a result of the terms of the Rigel License Agreement. The Company recognized a collaboration liability to fund certain ongoing development activities in progress as of the effective date of the Rigel License Agreement being performed by Pfizer, which was recorded as a reduction of revenue. See Note 3, Research Collaboration and License Agreements, for further details. Prior to June 11, 2026, vepdegestrant expense included net reimbursements to and from Pfizer pursuant to the Original Vepdegestrant (ARV-471) Collaboration Agreement which were accounted for pursuant to ASC 808, Collaborative Arrangements, and were recorded as an offset or an increase to research and development expenses.
(**)    Includes realized gains/ losses on foreign currency transactions and gains/ losses on sale of marketable securities.

During the three months ended September 30, 2026 and 2025, the Company recognized depreciation and amortization expense of $0.6 million and $0.8 million, respectively.
During the nine months ended September 30, 2026 and 2025, the Company recognized depreciation and amortization expense of $2.0 million and $2.3 million, respectively.

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
In the past five years, eight of the programs developed using our PROTAC protein degradation platform have entered clinical trials in oncology and neurology indications after demonstrating potent and selective protein degradation in our preclinical studies. We believe favorable clinical trial results in our ongoing oncology and neurology programs would further validate our platform as a new therapeutic modality for the potential treatment of diseases caused by dysregulated intracellular proteins.
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
Also in the second quarter of 2026, we and Pfizer Inc., or Pfizer, entered into a license agreement with Rigel Pharmaceuticals, Inc., or Rigel, for the exclusive global development, manufacturing, and commercialization rights for VEPPANU, or the Rigel License Agreement. Under the terms of the Rigel License Agreement, Rigel is and will continue to be responsible for the commercialization of VEPPANU in the U.S. and owns global rights with the ability to sublicense to potential partners to further develop and commercialize VEPPANU outside of the U.S. We and Pfizer are entitled to a percentage of sublicensing revenue generated outside the U.S. Rigel has agreed to reimburse us and Pfizer up to $40.0 million of the costs of ongoing development activities that were in progress as of the effective date of the Rigel License Agreement. While Pfizer is responsible for these ongoing development activities, we and Pfizer will share equally in this reimbursement and therefore we will reimburse Pfizer for 50% of the costs of such activities.
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
Our pipeline, which includes an overview of our clinical programs, as well as out-licensed programs, is summarized below.
* These agents, other than VEPPANU which has been approved by the FDA, are currently under investigation and their safety and effectiveness for these investigational uses have not been established.
** Pending clinical trial application submission and regulatory approval.
•Defined terms used in pipeline graphic above: AR, androgen receptor; BCL6, B-cell lymphoma 6; DLBCL, diffuse large B-cell lymphoma; HPK1, hematopoietic progenitor kinase 1; HV, healthy volunteers; LRRK2, leucine-rich repeat kinase 2; PD, Parkinson's disease; polyQ, expanded polyglutamine; PSP, progressive supranuclear palsy; and SBMA, spinal-bulbar muscular atrophy.
•Footnote included in pipeline graphic above: 1. Includes relapsed/refractory angioimmunoblastic T-cell lymphoma (AITL) and relapsed/refractory mature B cell NHL.
In addition to the programs above and any early-stage collaborations, we are conducting exploratory research and development work on multiple other undisclosed targets.
Clinical Stage Programs: ARV-393, ARV-027, ARV-6723 and ARV-102
ARV-393: Oral PROTAC BCL6 Degrader Program
ARV-393 is an investigational, orally bioavailable PROTAC designed to specifically target and degrade BCL6, a transcriptional repressor and a key regulator of normal B-cell maturation and differentiation processes. Deregulation of BCL6 function (e.g., via chromosomal translocation, mutations) may lead to malignant transformation and development of NHL. Also, as a lineage defining transcription factor of T-follicular helper cells, BCL6 has been implicated in nodal T-follicular helper cell lymphoma, or nTFHL, including the angioimmunoblastic type, formerly angioimmunoblastic T-cell lymphoma, or AITL.
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
Clinical Development
We initiated the monotherapy cohort of our first-in-human Phase 1 clinical trial of ARV-393 in patients with relapsed or refractory NHL in the second quarter of 2024 and enrollment in this clinical trial is ongoing. This is an open-label, multicenter, Phase 1 dose escalation trial to evaluate the safety, tolerability PK, pharmacodynamics, and preliminary anti-tumor activity of ARV-393 as a single agent in adult patients with relapsed/refractory NHL. We announced in the first quarter of 2026, and have since reiterated that there have been multiple responses observed in early cohorts at doses below the predicted effective exposure level in patients with both B- and T-cell lymphomas in the first-in-human Phase 1 clinical trial. We believe these early data support an emerging, and differentiated, therapeutic benefit of ARV-393. Dose escalation in the Phase 1 clinical trial is ongoing and the safety profile of ARV-393 supports continuing dose escalation.
We have submitted our initial monotherapy dose escalation data from the ongoing Phase 1 dose escalation clinical trial of ARV-393 in patients with relapsed/refractory NHL for presentation at the 68th American Society of Hematology, or ASH, Annual Meeting in December 2026. We plan to share data from early cohorts of this ongoing trial, including safety, pharmacokinetic, or PK, and pharmacodynamic data from all patients in these early cohorts and preliminary efficacy data from patients with T-cell lymphomas. We expect that the majority of this data in 2026 will be from the early cohorts dosed below the expected efficacious range. These early monotherapy cohorts, when compared with the overall lymphoma population, include a higher-than-predicted proportion of patients with T-cell lymphomas, which we believe reflects the limited treatment options for these patients. However, as we’ve approached the predicted efficacious range, enrollment of patients, including those with B-cell lymphomas, has increased. We anticipate sharing additional monotherapy data from the ongoing Phase 1 dose escalation clinical trial of ARV-393 in patients with B- and T-cell lymphomas in mid-2027.
In addition, in the second quarter of 2026, we announced the initiation of a combination cohort in the ongoing Phase 1 clinical trial to evaluate ARV-393 in combination with glofitamab as a chemotherapy-free combination approach in patients with DLBCL. Enrollment in this clinical trial is currently ongoing, and we plan to share initial data from this combination cohort of ARV-393 with glofitamab in patients with DLBCL in mid-2027.
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
We initiated the first-in-human Phase 1 clinical trial in ARV-027 in healthy volunteers in the first quarter of 2026. In the second quarter of 2026, we completed the single-ascending dose cohorts in the first-in-human Phase 1 clinical trial in healthy volunteers. In the third quarter of 2026, we initiated enrollment in a multiple ascending dose cohort in the Phase 1 clinical trial in healthy volunteers. We plan to continue enrollment in the multiple ascending dose cohorts of the Phase 1 clinical trial of ARV-027 in healthy volunteers and share initial data evaluating AR-degradation in muscle in the first half of 2027.
In addition, the Phase 1 clinical trial design also includes patients with SBMA in the later multiple dose cohorts. We expect to initiate dosing in a cohort that includes patients with SBMA in the first half of 2027. We believe that the forthcoming multiple ascending dose data in healthy volunteers and data in patients with SBMA will help determine whether ARV-027 produces the biological effects that would support advancement of ARV-027 into a registrational trial. These results together with chronic toxicology data and regulatory interactions will guide dose selection and our ARV-027 trial design for patients with SBMA.
ARV-6723: Oral PROTAC HPK1 Degrader
ARV-6723 is an oral investigational PROTAC designed to degrade HPK1 in solid malignancies. ARV-6723 is our first clinical candidate in immuno-oncology and the first HPK1 PROTAC degrader to enter the clinic in the United States.
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
We presented preclinical data at the Society for Immunotherapy of Cancer annual meeting in the fourth quarter of 2025 that we believe supports the potential of ARV-6723 to provide sustained anti-tumor immune response as a single agent or in combination with standards of care with improved clinical benefits, including that: ARV-6723, as a single agent, demonstrated anti-tumor efficacy superior to anti-PD1 or a clinical HPK1 inhibitor and combined with anti-PD1 to further enhance response; and ARV-6723 single agent activity outperformed the HPK1 inhibitor and anti-PD-1 efficacy and reinstitutes the tumor microenvironment.
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
At the AACR Annual Meeting in the second quarter of 2026, we presented preclinical data that demonstrated greater antitumor activity than SOC ICIs or an investigational HPK1 inhibitor. These preclinical data presented showed that ARV-6723, unlike an inhibitor and the ICIs, reversed T-cell exhaustion, reversed the immunosuppressive microenvironment and boosted innate cell immunity in ICI-(aPD1 and aCTLA4) resistant models. We believe these preclinical results support future investigation of ARV-6723 alone or in combination with other agents in patients with high- or low-immunogenic tumors.
We plan to present preclinical data where we observed ARV-6723’s superior activity and anti-tumor responses compared to ICIs in checkpoint-resistant models at the Society for Immunotherapy of Cancer Annual Meeting in November 2026.
In the third quarter of 2026 we announced that we had initiated dosing in the Phase 1/2 clinical trial of ARV-6723 in patients with advanced solid tumors. The ARV-6723 Phase 1/2 clinical trial is a global, multicenter trial designed to assess the safety, tolerability, PK, and preliminary antitumor activity of orally administered ARV-6723 as a monotherapy or in combination with pembrolizumab in adults with advanced solid tumors. The first-in-human trial will initially evaluate the safety of ARV-6723 as a monotherapy treatment and subsequently in combination with an anti-PD-1 therapy, while also evaluating whether deep and sustained HPK1 degradation translates into meaningful antitumor effects in patients. The initial monotherapy cohort of this trial is enrolling patients who have received a prior ICI and have no suitable standard treatment options. We anticipate initiating the dosing of patients in the combination cohort of ARV-6723 with pembrolizumab in mid-2027. We plan to present initial monotherapy data from the Phase 1 clinical trial in the second half of 2027.
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
In the fourth quarter of 2026, we presented novel data from a Phase 1 clinical trial of ARV-102 in patients with PD at the 2026 International Congress of Parkinson’s Disease and Movement Disorders® in Seoul, Korea. We believe these data support further clinical evaluation of ARV-102. The trial evaluated oral doses of ARV-102 ranging from 20 mg to 80 mg, as well as placebo, for 28 days, in a total of 24 patients with Parkinson’s disease. Notable findings included:
•Dose-dependent increases in amplitude of saccadic hypometria observed after 28 days of ARV-102 treatment compared with placebo, reflecting less severe hypometria;
•Decreases in biomarkers associated with endolysosomal function and neuroinflammation;
•Increases in biomarkers of synaptic integrity and axonal guidance; and
•Associations between reductions in CSF LRRK2 protein levels and improvements in both oculomotor function and changes in pathway biomarkers of endolysosomal, neuroinflammatory, and synaptic function.
We submitted an investigational new drug application, or IND, earlier this year for ARV-102 with the intention of initiating a Phase 1b clinical trial in patients with PSP in the U.S. during the first half of 2026. Following the 30-day review period, prior to authorizing the initiation of the Phase 1b clinical trial in the U.S. in patients with PSP, the FDA requested additional information as well as final data from our chronic toxicology studies in non-human primates, which we completed. As a result of the FDA’s request, the planned Phase 1b clinical trial, in which we have not yet dosed any patients, is on clinical hold and will not begin until the FDA completes its review and authorizes initiation of the clinical trial. Our discussions with the FDA regarding this clinical hold are ongoing.
During the second quarter of 2026, we engaged with European and Japanese health authorities on our ARV-102 program in patients with PSP. Our discussions with Japan's Pharmaceutical and Medical Device Agency are ongoing as part of our global clinical strategy for patients with PSP. We plan to submit a CTA in the European Union, or EU, in the fourth quarter of 2026, and in the United Kingdom, or UK, in the first quarter of 2027, and we intend to initiate the Phase 1b clinical trial in patients with PSP in the EU and the UK, pending CTA submission and regulatory authorization, in 2027. Our objective is to include U.S. sites in future trials, after completing the anticipated Phase 1b clinical trial.

Other Programs
Approved and Outlicensed Product: VEPPANU
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
We have been co-developing vepdegestrant with Pfizer, pursuant to a collaboration agreement that we and Pfizer entered into in July 2021. Pursuant to this agreement, we granted Pfizer worldwide co-exclusive rights to develop and commercialize vepdegestrant, which at that time was an investigational, oral PROTAC estrogen receptor degrader.
In the second quarter of 2026, we and Pfizer entered into the Rigel License Agreement with Rigel for the exclusive global development, manufacturing, and commercialization rights for VEPPANU. Under the terms of the Rigel License Agreement, Rigel is and will continue to be responsible for the commercialization of VEPPANU in the U.S. and will own global rights with the ability to sublicense to potential partners to further develop and commercialize VEPPANU outside of the U.S.
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
Clinical Development
We, along with Pfizer, have ongoing clinical trials of vepdegestrant, for which enrollment of patients is complete, which are summarized below:
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
•VERITAC, a Phase 1/2 dose expansion clinical trial of vepdegestrant as a monotherapy, targeting previously treated metastatic breast cancer;
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
In the second quarter of 2026, we announced that the FDA has approved the Company’s new drug application for VEPPANU for the treatment of adults with ER+/ HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine-based therapy. On May 8, 2026, the National Comprehensive Cancer Network® (NCCN®) added vepdegestrant (VEPPANU) to the latest NCCN Clinical Practice Guidelines in Oncology (NCCN Guidelines®) for Breast Cancer. Vepdegestrant (VEPPANU) was added as a Category 2A treatment option for patients with hormone receptor (HR)-positive/HER2-negative, ESR1-mutated advanced or metastatic breast cancer after at least one line of endocrine therapy + cyclin-dependent kinase (CDK) 4/6 inhibitor. *
*NCCN makes no warranties of any kind whatsoever regarding their content, use, or application and disclaims any responsibility for their application or use in any way.
In the second quarter of 2026, we and Pfizer entered into the Rigel License Agreement with Rigel for the exclusive global development, manufacturing, and commercialization rights for VEPPANU, which is discussed in greater detail below and in Note 3, Research Collaboration and License Agreements. Rigel has since then pursued the commercialization of VEPPANU, commercially launching the drug in the United States on August 13, 2026.
ARV-806: Novel PROTAC KRAS G12D Degrader Program
ARV-806 is an investigational novel PROTAC designed to selectively target and degrade mutant KRAS G12D in solid tumors. We initiated enrollment in a Phase 1 clinical trial of ARV-806 in patients with advanced solid tumors harboring KRAS G12D mutations in the second quarter of 2025.
In the second quarter of 2026, we announced that we had completed dose escalation enrollment of the Phase 1 clinical trial, and we plan to share clinical data from this Phase 1 monotherapy dose escalation clinical trial in the fourth quarter of 2026. In the second quarter of 2026 we also announced that we plan to seek an out-

licensing agreement for any additional clinical trials of ARV-806, including dose expansion or combination clinical trials.
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
Our Operations
We commenced operations in 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trials, establishing arrangements with third parties for collaborations or licensing arrangements and for the manufacture of initial quantities of our product candidates and preparing for potential commercialization. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of assets and equity interests, proceeds from our collaborations and licensing arrangements, an asset sale, grant funding and debt financing. During the three and nine months ended September 30, 2026, we recognized $0.5 million of sales-based royalties under the Rigel License Agreement.
Since inception through September 30, 2026, we raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests and the exercise of stock options and had received an aggregate of $1.0 billion in payments primarily from collaboration partners and a licensing arrangement.
We are a clinical-stage biotechnology company, with product candidates in clinical development and other drug discovery activities in the research and preclinical development stages. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates.
In the second quarter of 2026, we announced that the FDA has approved VEPPANU for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine-based therapy. Also in the second quarter of 2026, we and Pfizer entered into the Rigel License Agreement with Rigel for the exclusive global development, manufacturing, and commercialization rights for VEPPANU. All decisions related to pricing, access, reimbursement, sublicense and ex-U.S. regulatory plans for VEPPANU will be determined by Rigel. Our receipt of royalties from Rigel's sale of VEPPANU, and the timing thereof, will be entirely dependent on Rigel's performance of its obligations under the Rigel License Agreement. We have no control over the amount or timing of the receipt of any royalties and may never realize any profits from the out-license of VEPPANU. However, we did begin to earn sales-based royalties during the third quarter of 2026 of $0.5 million and anticipate royalties to continue in the fourth quarter of 2026.

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
In the first quarter of 2026, we announced the appointment of Randy Teel, Ph.D., as our President, Chief Executive Officer and as a member of our board of directors. Dr. Teel, who previously served as our Chief Business Officer, succeeds John Houston, Ph.D., who is retired from his role as President, Chief Executive Officer, and Chair of our board of directors. Dr. Houston will continue to serve as a member of the Board and has entered into a consulting agreement with us whereby he will provide consulting and advisory services. Briggs Morrison, M.D., our lead independent director, has been elected to serve as Chair of our board of directors. In the second quarter of 2026, we announced that Noah Berkowitz, M.D., Ph.D., would depart from his employment with us as chief medical officer effective July 3, 2026. We have begun a search to find a new chief medical officer to replace Dr. Berkowitz.
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
We do not expect to generate any revenue from product sales in the near future, if ever. As noted above, our receipt of royalties from Rigel's sale of VEPPANU, and the timing thereof, will be entirely dependent on Rigel's performance of its obligations under the Rigel License Agreement. We have no control over the amount or timing of the receipt of any royalties and may never realize any profits from the out-license of

VEPPANU. All decisions related to pricing, access, reimbursement, sublicense and ex-U.S. regulatory plans for VEPPANU will be determined by Rigel.
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
As of September 30, 2026, we had cash, cash equivalents, restricted cash and marketable securities of $558.9 million. We believe the existing cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations into the second half of 2028, which will enable us to execute on multiple data readouts across our programs. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.
Financial Operations Overview
Revenue
Our revenues to date have been generated through research collaborations, licensing arrangements and an asset sale. Revenue is recognized ratably over our expected performance period under each agreement.
To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from the sale of products in the near future. While we do have one approved product, VEPPANU, we have entered into the Rigel License Agreement granting to Rigel a license for the exclusive global development, manufacturing and commercialization rights for VEPPANU, under which we are entitled to receive tiered royalties in the mid-teens to mid-20s based upon worldwide net sales of VEPPANU. Our receipt of royalties from Rigel's sale of VEPPANU, and the timing thereof, will be entirely dependent on Rigel's performance of its obligations under the Rigel License Agreement. We have no control over the amount or timing of the receipt of any royalties and may never realize any profits from the out-license of VEPPANU. All decisions related to pricing, access, reimbursement, sublicense and ex-U.S. regulatory plans for VEPPANU will be determined by Rigel. During the three and nine months ended September 30, 2026, we recognized $0.5 million of sales-based royalties under the Rigel License Agreement.
We expect that any revenue recognized in the near term will be derived primarily from our current collaboration agreements and licensing arrangements and any additional arrangements that we may enter into in the future. We received a $20.0 million development milestone during the year ended December 31, 2025 pursuant to the terms of the Novartis License Agreement and a $50.0 million development milestone during the nine months ended September 30, 2026 pursuant to the Original Vepdegestrant (ARV-471) Collaboration Agreement in connection with the FDA’s approval of VEPPANU.
Rigel License Agreement
On May 11, 2026, we, including our direct subsidiaries, Arvinas Operations, Inc. and Arvinas Estrogen Receptor, Inc., together with Pfizer, entered into the Rigel License Agreement with Rigel. Pursuant to the Rigel License Agreement, we and Pfizer granted to Rigel a license for the exclusive global development, manufacturing and commercialization rights for VEPPANU, an orally bioavailable PROteolysis TArgeting Chimera (PROTAC), estrogen receptor degrader approved in the U.S. for use as a monotherapy in the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by a FDA-authorized test, with disease progression following at least one line of endocrine therapy.
Under the terms of the Rigel License Agreement, Rigel is and will continue to be responsible for the commercialization of VEPPANU in the U.S. and will own global rights with the ability to sublicense to potential partners to further develop and commercialize VEPPANU outside of the U.S. We and Pfizer will be entitled to a percentage of sublicensing revenue generated outside the U.S. Rigel has agreed to reimburse us and Pfizer up to $40.0 million of the costs of ongoing development activities that were in progress as of the effective date of the Rigel License Agreement. While Pfizer is responsible for these ongoing development activities, we and Pfizer will share equally in this reimbursement and therefore we will reimburse Pfizer for 50% of the costs of such activities.
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
In the year ended December 31, 2018, we received an upfront non-refundable payment and certain additional payments totaling $28.0 million in exchange for use of the technology license and to fund Pfizer-related research, as defined within the Pfizer Research Collaboration Agreement. As of June 30, 2026, the research program term under the Pfizer Research Collaboration Agreement had concluded and no targets remained. Pursuant to notice received from Pfizer on August 25, 2026 in accordance with the terms of the Pfizer Research Collaboration Agreement, the Pfizer Research Collaboration Agreement terminated effective October 25, 2026.
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
Genentech License Agreement
In September 2015, we entered into an Option and License Agreement with Genentech focused on PROTAC targeted protein degrader discovery and research for target proteins based on our proprietary platform technology, other than excluded target proteins as described below. This collaboration was expanded in November 2017 through an Amended and Restated Option, License and Collaboration Agreement, which we refer to as the Restated Genentech Agreement. Concurrently with entering into the Restated Genentech Agreement, Genentech exercised its exclusive option with respect to a PROTAC targeted protein degrader. We received annual updates on research and development activities related to this option.
Under the Restated Genentech Agreement, Genentech had the right to designate up to ten targets for further discovery and research utilizing our PROTAC platform technology and also had the right to remove a target from the collaboration and substitute a different target that is not an excluded target at any time prior to us commencing research on such target or in certain circumstances following commencement of research by us. The research phase of the collaboration with Genentech ended, and Genentech was no longer able to nominate new targets into the collaboration. Prior to termination, the only target that remained part of the collaboration was the PROTAC targeted protein degrader for which Genentech exercised its exclusive option upon amendment and restatement of the agreement. Pursuant to notice received from Genentech on June 9, 2026 in accordance with the terms of the Restated Genentech Agreement, the Restated Genentech Agreement terminated effective August 8, 2026.
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
Operating Expenses
Our operating expenses since inception have consisted primarily of research and development costs and general and administrative costs and, beginning in 2026, cost of license revenue.
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
We typically use our employee and infrastructure resources across our development programs, and as such, do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Program-specific external expense:
Vepdegestrant (ARV-471) (*)	$—	$14.2	$13.3	$53.4
ARV-806	3.4	5.1	15.7	7.7
ARV-102	3.1	5.0	13.8	15.3
ARV-393	5.8	2.6	14.4	7.7
ARV-027	4.7	0.1	9.8	0.3
ARV-6723	3.3	—	5.2	—
Bavdegalutamide (ARV-110)	0.5	0.3	0.3	2.3
Other programs	—	0.2	—	2.5
Total program-specific external expense	20.8	27.5	72.5	89.2
Non-program-specific external expense	9.0	12.8	26.7	37.9
Unallocated internal expense
Compensation and related personnel expense (including stock-based compensation)	15.1	21.6	53.8	88.6
Other research and development expense	2.0	2.8	6.8	8.4
Total unallocated internal expense	17.1	24.4	60.6	97.0
Total research and development expense	$46.9	$64.7	$159.8	$224.1
(*)    As of June 11, 2026, the effective date of the Rigel License Agreement, the Company's future performance obligations under the Original Vepdegestrant (ARV-471) Collaboration Agreement have been satisfied under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, as a result of the terms of the Rigel License Agreement. The Company recognized a collaboration liability to fund certain ongoing development activities in progress as of the effective date of the Rigel License Agreement being performed by Pfizer, which was recorded as a reduction of revenue. See Note 3, Research Collaboration and License Agreements, for further details. Prior to June 11, 2026, vepdegestrant expense included net reimbursements to and from Pfizer pursuant to the Original Vepdegestrant (ARV-471) Collaboration Agreement which were accounted for pursuant to ASC 808, Collaborative Arrangements, or ASC 808, and were recorded as an offset or an increase to research and development expenses.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we continue to conduct our ongoing and/or planned clinical trials, including for ARV-393, ARV-027, ARV-6723 and ARV-102, and continue to discover and develop additional product candidates. Research and development expenses related to vepdegestrant, now approved as VEPPANU, have been shared equally with Pfizer since July 22, 2021, the effective date of the Original Vepdegestrant (ARV-471) Collaboration Agreement. Under the Original Vepdegestrant (ARV-471) Collaboration Agreement, we may have received reimbursement from, or make payments to, Pfizer to satisfy the cost sharing requirements. These payments are accounted for pursuant to ASC 808, which are recorded as an offset or an increase to research and development expenses.
We cannot determine with certainty the duration and costs of ongoing and any potential future clinical trials, including for ARV-393, ARV-027, ARV-6723 or ARV-102, or unexpected costs of ongoing clinical trials for any other product candidate we have or may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval.
In the second quarter of 2026, we announced that the FDA granted approval for VEPPANU for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine-based therapy. Also in the second quarter of 2026, we, Pfizer and Rigel entered into the Rigel License Agreement. Our receipt of royalties from Rigel's sale of VEPPANU, and the timing thereof, will be entirely dependent on Rigel's performance of its obligations under the Rigel License Agreement. We have no control over the amount or timing of the receipt of any royalties and may never realize any profits from the out-license of VEPPANU. All decisions related to pricing, access, reimbursement, sublicense and ex-U.S. regulatory plans for VEPPANU will be determined by Rigel. We may never succeed in obtaining marketing approval for any other product candidate.
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
As of September 30, 2026, Arvinas, Inc. had four wholly owned subsidiaries organized as C-corporations: Arvinas Operations, Inc., Arvinas Androgen Receptor, Inc., Arvinas Estrogen Receptor, Inc., and Arvinas Winchester, Inc.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2026	2025	$ change	2026	2025	$ change
Revenue	$0.5	$41.9	$(41.4)	$265.8	$253.1	$12.7
Cost of license revenue	(0.1)	—	(0.1)	(9.1)	—	(9.1)
Research and development expenses	(46.9)	(64.7)	17.8	(159.8)	(224.1)	64.3
General and administrative expenses	(12.6)	(21.0)	8.4	(55.7)	(72.9)	17.2
Other income	5.4	9.0	(3.6)	17.2	30.6	(13.4)
Income tax expense	(0.2)	(0.3)	0.1	(0.5)	(0.1)	(0.4)
Net (loss) income	$(53.9)	$(35.1)	$(18.8)	$57.9	$(13.4)	$71.3
Reconciliation of GAAP and Non-GAAP Information

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Research and development reconciliation
GAAP research and development expenses	$46.9	$64.7	$159.8	$224.1
Less: restructuring expense	—	0.4	0.6	1.0
Less: stock-based compensation expense (*)	2.6	7.4	9.3	27.4
Non-GAAP research and development expenses	$44.3	$56.9	$149.9	$195.7
General and administrative reconciliation
GAAP general and administrative expenses	$12.6	$21.0	$55.7	$72.9
Less: restructuring expense	—	(0.6)	2.1	(0.3)
Less: stock-based compensation expense (*)	3.4	7.0	12.9	17.3
Non-GAAP general and administrative expenses	$9.2	$14.6	$40.7	$55.9
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

Revenue
Revenue decreased by $41.4 million to $0.5 million for the three months ended September 30, 2026, from $41.9 million for the three months ended September 30, 2025. The decrease was primarily the result of (i) $20.6 million of revenue recognized in the prior-year period under the Original Vepdegestrant (ARV-471) Collaboration Agreement with Pfizer, which did not recur following the recognition of all remaining deferred revenue in the second quarter of 2026 upon entry into the Rigel License Agreement, (ii) $20.0 million recognized in the prior-year period under the Novartis License Agreement, reflecting the achievement of a development milestone, and (iii) $1.3 million recognized in the prior-year period under the Pfizer Research Collaboration Agreement, which did not recur as the research program term concluded in the second quarter of 2026 and all remaining deferred revenue was recognized. Revenue for the current-year period consisted of $0.5 million of sales-based royalties recognized under the Rigel License Agreement.
Revenue increased by $12.7 million to $265.8 million for the nine months ended September 30, 2026, from $253.1 million for the nine months ended September 30, 2025. The increase was primarily the result of (i) $63.0 million of revenue recognized under the Rigel License Agreement, (ii) $50.0 million related to development milestone revenue under the Original Vepdegestrant (ARV-471) Collaboration Agreement triggered by the FDA's approval of VEPPANU, and (iii) $3.2 million under the Pfizer Research Collaboration Agreement, reflecting the conclusion of the research program term and recognition of remaining deferred revenue. These increases were partially offset by a net decrease of $83.5 million in revenue from the Original Vepdegestrant (ARV-471) Collaboration Agreement, resulting from a $209.9 million decrease attributable to prior-year changes in total program cost estimates for the period preceding the Rigel License Agreement, partially offset by $126.4 million from the recognition of remaining deferred revenue upon entry into the Rigel License Agreement. Revenue also decreased by $20.0 million under the Novartis License Agreement, reflecting the achievement of a development milestone in the prior year.
Cost of License Revenue
Cost of license revenue totaled $0.1 million for the three months ended September 30, 2026, compared with zero for the three months ended September 30, 2025. The expense arose under the Amended Yale License Agreement, in connection with royalties under the Rigel License Agreement.
Cost of license revenue totaled $9.1 million for the nine months ended September 30, 2026, compared with zero for the nine months ended September 30, 2025. The expense arose under the Amended Yale License Agreement, in connection with the FDA’s approval of VEPPANU and entry into the Rigel License Agreement.
Research and Development Expenses
Research and development expenses decreased by $17.8 million to $46.9 million for the three months ended September 30, 2026, from $64.7 million for the three months ended September 30, 2025. The decrease was primarily the result of (i) a decrease in external expenses of $10.5 million, including program-specific expenses, which decreased by $6.7 million, primarily driven by a decrease in our vepdegestrant (ARV-471) program of $14.2 million, partially offset by increases in our ARV-027, ARV-6723 and ARV-393 programs of $4.6 million, $3.3 million, and $3.2 million, respectively, and non-program specific expenses, which decreased by $3.8 million, and (ii) a decrease in compensation and related personnel expenses of $6.5 million, which are not allocated by program.
Non-GAAP research and development expenses decreased by $12.6 million to $44.3 million for the three months ended September 30, 2026, from $56.9 million for the three months ended September 30, 2025, excluding zero and $0.4 million of restructuring expense for the three months ended September 30, 2026 and 2025, respectively, and $2.6 million and $7.4 million of non-cash stock-based compensation expense for the three months ended September 30, 2026 and 2025, respectively.

Research and development expenses decreased by $64.3 million to $159.8 million for the nine months ended September 30, 2026, from $224.1 million for the nine months ended September 30, 2025. The decrease was primarily the result of (i) a decrease in compensation and related personnel expenses of $34.8 million, which are not allocated by program, and (ii) a decrease in external expenses of $27.9 million, including program-specific expenses, which decreased by $16.7 million, primarily driven by decreases in our vepdegestrant (ARV-471) and bavdegalutamide (ARV-110) programs of $40.1 million and $2.0 million, respectively, partially offset by increases in our ARV-027, ARV-806, ARV-393, and ARV-6723 programs of $9.5 million, $8.0 million, $6.7 million, and $5.2 million, respectively, and non-program specific expenses, which decreased by $11.2 million.
Non-GAAP research and development expenses decreased by $45.8 million to $149.9 million for the nine months ended September 30, 2026, from $195.7 million for the nine months ended September 30, 2025, excluding $0.6 million and $1.0 million of restructuring expense for the nine months ended September 30, 2026 and 2025, respectively, and $9.3 million and $27.4 million of non-cash stock-based compensation expense for the nine months ended September 30, 2026 and 2025, respectively.
General and Administrative Expenses
General and administrative expenses decreased by $8.4 million to $12.6 million for the three months ended September 30, 2026, from $21.0 million for the three months ended September 30, 2025. The decrease primarily reflected decreases of (i) $4.2 million in personnel and infrastructure related costs, (ii) $1.8 million in costs related to developing our commercial operations, and (iii) $1.5 million in professional fees.
Non-GAAP general and administrative expenses decreased by $5.4 million to $9.2 million for the three months ended September 30, 2026, from $14.6 million for the three months ended September 30, 2025, excluding zero and $0.6 million of restructuring related reversal of previously recognized expense for the three months ended September 30, 2026 and 2025, respectively, and $3.4 million and $7.0 million of non-cash stock-based compensation expense for the three months ended September 30, 2026 and 2025, respectively.
General and administrative expenses decreased by $17.2 million to $55.7 million for the nine months ended September 30, 2026, from $72.9 million for the nine months ended September 30, 2025. The decrease primarily reflected decreases of (i) $8.6 million in personnel and infrastructure related costs, (ii) $5.1 million in costs related to developing our commercial operations, and (iii) $2.5 million in professional fees, inclusive of an increase in the amortization of costs to obtain a contract related to the Pfizer Letter Agreement supplementing and amending the terms of the Original Vepdegestrant (ARV-471) Collaboration Agreement and professional fees related to the Rigel License Agreement.
Non-GAAP general and administrative expenses decreased by $15.2 million to $40.7 million for the nine months ended September 30, 2026, from $55.9 million for the nine months ended September 30, 2025, excluding (i) $2.1 million of restructuring expense in 2026 and $0.3 million of restructuring-related reversal of previously recognized expense in 2025, and (ii) $12.9 million and $17.3 million of non-cash stock-based compensation expense for the nine months ended September 30, 2026 and 2025, respectively.
Other Income
Other income decreased by $3.6 million to $5.4 million for the three months ended September 30, 2026, from $9.0 million for the three months ended September 30, 2025. The decrease was primarily due to a decrease in interest income on marketable securities of $3.6 million.
Other income decreased by $13.4 million to $17.2 million for the nine months ended September 30, 2026, from $30.6 million for the nine months ended September 30, 2025. The decrease was primarily due to a decrease in interest income on marketable securities of $13.7 million, partially offset by a decrease in realized foreign exchange losses of $0.2 million.
Income Tax Expense
Income tax expense totaled $0.2 million for the three months ended September 30, 2026, compared to $0.3 million for the three months ended September 30, 2025. Income tax expense in both periods primarily reflected the effect of equity compensation and the valuation allowance recorded against the full amount of our net deferred tax assets.

Income tax expense totaled $0.5 million for the nine months ended September 30, 2026, compared to $0.1 million for the nine months ended September 30, 2025. Income tax expense in both periods primarily reflected the effect of equity compensation and the valuation allowance recorded against the full amount of our net deferred tax assets.
Liquidity and Capital Resources
Overview
We have one product, VEPPANU, approved for commercial sale in the United States. In the second quarter of 2026, we and Pfizer entered into the Rigel License Agreement with Rigel for the exclusive global development, manufacturing, and commercialization rights for VEPPANU. Our receipt of royalties from Rigel's sale of VEPPANU, and the timing thereof, will be entirely dependent on Rigel's performance of its obligations under the Rigel License Agreement. We have no control over the amount or timing of the receipt of any royalties and may never realize any profits from the out-license of VEPPANU. All decisions related to pricing, access, reimbursement, sublicense and ex-U.S. regulatory plans for VEPPANU will be determined by Rigel.
To date, we have financed our operations primarily through the sales of assets and equity interests, proceeds from our collaborations and license arrangements, grant funding and debt financing. Since inception through September 30, 2026, we had received an aggregate of $1.0 billion in payments from collaboration partners and licensing arrangements, grant funding and forgivable and partially forgivable loans from the State of Connecticut, and raised approximately $1.7 billion in gross proceeds from the sale of assets and equity interests, and the exercise of stock options, including:
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
In November 2023, we amended and restated the Equity Distribution Agreement with Piper Sandler & Company and Cantor Fitzgerald & Co., pursuant to which we may offer and sell from time to time, through the agents, up to approximately $262.8 million of the common stock registered under our universal shelf registration statement pursuant to one or more “at-the-market" offerings. During the nine months ended September 30, 2026, no shares were issued under the amended and restated agreement.

Cash Flows
Our cash, cash equivalents, restricted cash and marketable securities totaled $558.9 million and $685.4 million as of September 30, 2026 and December 31, 2025, respectively. We had an outstanding loan balance of $0.4 million and $0.6 million as of September 30, 2026 and December 31, 2025, respectively.
The following table summarizes our sources and uses of cash for the period presented:

	For the Nine Months Ended September 30,
(dollars in millions)	2026	2025	$ change
Net cash used in operating activities	$(127.9)	$(243.4)	$115.5
Net cash provided by investing activities	72.8	261.8	(189.0)
Net cash provided by (used in) financing activities	0.7	(17.4)	18.1
Net (decrease) increase in cash, cash equivalents and restricted cash	$(54.4)	$1.0	$(55.4)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2026 decreased by $115.5 million, compared with the nine months ended September 30, 2025, primarily the result of (i) an increase in net income of $71.3 million, (ii) the establishment of a collaboration liability of $46.3 million related to the Pfizer Letter Agreement supplementing and amending the terms of the Original Vepdegestrant (ARV-471) Collaboration Agreement, (iii) a decrease in deferred revenue of $27.5 million and (iv) change in accounts receivable of $13.8 million. The inflows were partially offset by (i) the establishment of contract assets of $22.6 million related to entry into the Rigel License Agreement, (ii) change in accounts payable and accrued liabilities of $11.8 million, and (iii) a decrease in non-cash charges of $7.3 million. The change in non-cash charges was primarily due to a decrease in stock-based compensation of $11.6 million, partially offset by net accretion of bond discounts/premiums of $5.5 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2026 decreased by $189.0 million, compared with the nine months ended September 30, 2025, primarily the result of a decrease in marketable security maturities of $213.4 million and purchases of $4.9 million, partially offset by an increase in marketable security sales of $28.9 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 increased by $18.1 million, compared with the nine months ended September 30, 2025, primarily the result of repurchases of common shares of $17.8 million (including commissions and excise tax) in the prior year under our share repurchase plan.
Funding Requirements
Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates.
Specifically, we anticipate that our expenses will increase substantially if and as we:
•continue our ongoing and/or planned clinical trials of our product candidates, including ARV-393, our PROTAC protein degrader designed to target the BCL6 protein, ARV-027, our PROTAC protein degrader designed to target the polyQ-AR protein, ARV-6723, our PROTAC protein degrader designed to target HPK1, and ARV-102, our PROTAC protein degrader designed to target the LRRK2 protein;
•progress our preclinical programs;
•progress additional PROTAC protein degrader programs into IND- or CTA-enabling studies;

•seek a third party for the further development of ARV-806, our PROTAC protein degrader designed to target KRAS G12D for mutated cancers;
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
We had cash, cash equivalents, restricted cash and marketable securities totaling approximately $558.9 million as of September 30, 2026. We believe that our cash, cash equivalents, restricted cash and marketable securities as of September 30, 2026 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the progress, scope, costs and results of our ongoing and/or planned clinical trials of ARV-393, ARV-027, ARV-6723 and ARV-102;
•the progress, scope, costs and results of preclinical and clinical development for our other product candidates and development programs;
•the number of, and development requirements for, other product candidates that we pursue, including our other oncology and neurology research programs;
•the success of any collaborations, and Novartis' and Rigel's performances under the Novartis License Agreement and Rigel License Agreement, respectively;
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
Borrowings
In June 2018, we entered into an additional assistance agreement with the State of Connecticut, or the 2018 Assistance Agreement, to provide funding for the expansion and renovation of laboratory and office space. We borrowed $2.0 million under the 2018 Assistance Agreement in September 2018, of which $1.0 million was forgiven upon meeting certain employment conditions. Borrowings under the agreement bear an interest rate of 3.25% per annum, with interest only payments required for the first 60 months, and mature in September 2028. The 2018 Assistance Agreement requires that we be located in the State of Connecticut through September 2028 with a default penalty of repayment of the full original funding amount of $2.0 million plus liquidated damages of 7.5% of the total amount of funding received. As of September 30, 2026, $0.4 million remains outstanding under the 2018 Assistance Agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, restricted cash and marketable securities. Interest income earned on these assets totaled $17.4 million and $31.0 million for the nine months ended September 30, 2026 and 2025, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of September 30, 2026, our cash equivalents consisted of bank deposits and money market funds, and our marketable securities included interest-earning securities. Such interest earning instruments carry a degree of interest rate risk. Our outstanding debt totaled $0.4 million and $0.6 million as of September 30, 2026 and December 31, 2025, respectively, and carries a fixed interest rate of 3.25% per annum.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Amended Risk Factors
The risks listed below, versions of which were included in our Annual Report on Form 10-K for the year ended December 31, 2025 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, are replaced in their entirety by the following.
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
Also in the second quarter of 2026, we, Pfizer and Rigel entered into the Rigel License Agreement for the exclusive global development, manufacturing, and commercialization rights for VEPPANU. Under the terms of the Rigel License Agreement, Rigel is and will continue to be responsible for the commercialization of VEPPANU in the U.S. and will own global rights with the ability to sublicense to potential partners to further develop and commercialize VEPPANU outside of the U.S. We and Pfizer will be entitled to a percentage of sublicensing revenue generated outside the U.S. All decisions related to pricing, access, reimbursement, sublicense and ex-U.S. regulatory plans for VEPPANU will be determined by Rigel. We will have no control over these decisions.
We are entirely dependent on the resources and expertise of Rigel for the commercialization and further development of VEPPANU. Rigel may not adequately fund or perform its obligations to commercialize VEPPANU or may not achieve desired results in a timely manner. Rigel not performing its obligations under the Rigel License Agreement could mean that we and Pfizer do not receive milestone or royalty payments under the Rigel License Agreement, which may adversely impact our business operations.
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
We have in the past entered into, and anticipate in the future seeking additional, third-party collaborators for the research, development, and potential future commercialization of some of our PROTAC programs. For example, in September 2015 we entered into a research collaboration with Genentech, which we amended and restated in November 2017, and which terminated in August 2026; in December 2017 we entered into a research collaboration with Pfizer, for which the research program term has concluded, and which terminated in October 2026; in July 2021 we entered into a development and commercialization collaboration with Pfizer, and in May 2026 we, Pfizer and Rigel entered into the Rigel License Agreement pursuant to which Rigel will be responsible for the commercialization and development of VEPPANU; and in April 2024 we entered into an out-license agreement with Novartis for luxdegalutamide (ARV-766). Rigel may not adequately fund or perform its obligations to commercialize VEPPANU or may not achieve desired results in a timely manner. We are entirely dependent on the resources and expertise of Rigel for the commercialization of VEPPANU. In addition, Novartis may not adequately fund or perform its obligations under the Novartis License Agreement and we are entirely dependent on the resources and expertise of Novartis for the development and potential commercialization of luxdegalutamide (ARV-766). Failure of Novartis to perform its obligations under the Novartis License Agreement may mean that luxdegalutamide (ARV-766) does not continue in its development or reach commercialization on a timely basis, or at all.
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
Any collaborations or license agreements involving our research programs or any product candidates we may develop, including our out-licenses to Novartis and Rigel, pose the following risks to us:
•Collaborators and licensees have significant discretion in determining the efforts and resources that they will apply to these collaborations or licenses. For example, our research collaboration with Pfizer was managed by a joint research committee composed of an equal number of representatives from us and Pfizer, with Pfizer having final decision-making authority. In addition, following our out-license of luxdegalutamide (ARV-766) to Novartis, Novartis is responsible for worldwide clinical development and commercialization of ARV-766 and therefore has full decision-making authority with respect to the luxdegalutamide (ARV-766) program. Following our out-license of VEPPANU to Rigel pursuant to the Rigel License Agreement, Rigel is solely responsible for commercialization and development of VEPPANU and has full decision-making authority with respect to the program.

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
•Collaborations and licenses may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, Genentech provided notice of termination in June 2026 and the Restated Genentech Agreement terminated in August 2026. In addition, Pfizer provided notice of termination in August 2026 and the Pfizer Research Collaboration Agreement terminated in October 2026. Novartis may terminate its agreement with us upon our material breach or for convenience or upon a safety or regulatory issue, subject to specified notice periods. Rigel may terminate its agreement with us and Pfizer upon material breach of us and/or Pfizer or upon a certain prior written notice period, following a pre-defined period of time.
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
Collaborations and licenses are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical companies has reduced the number of potential future collaborators. Our existing collaboration and license agreements limit our ability to enter into future agreements on certain terms with potential collaborators. For example, we previously granted exclusive rights to Genentech and Pfizer for the discovery, development and commercialization of PROTAC targeted protein degraders directed to certain protein targets, and during the terms of those agreements, we are restricted from granting rights to other parties to use our PROTAC technology for those targets. The agreement with Genentech terminated in August 2026, and the research collaboration agreement with Pfizer terminated in October 2026. In addition, we granted an exclusive worldwide license for the development, manufacture and commercialization of luxdegalutamide (ARV-766) to Novartis and during the term of the Novartis License Agreement, are restricted from granting rights to other parties related to luxdegalutamide (ARV-766). We also granted an exclusive license for the global development, manufacturing, and commercialization rights for VEPPANU to Rigel, and during the term of the Rigel License Agreement, we are restricted from granting rights to other parties related to VEPPANU. Any collaboration or license we enter into may limit our ability to enter into future agreements on particular terms or covering similar target indications with other potential collaborators or licensees.
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
New Risk Factor
In addition to the risks included in our Annual Report on Form 10-K for the year ended December 31, 2025 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, the following risk, a version of which was also included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, may also affect our business:
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
The evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs to comply with U.S. and non-U.S. laws concerning the use of AI. We expect to see increasing regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, and, with some exceptions, became fully effective in August 2026. As enacted, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems and general purpose AI models and encourages providers and deployers to account for EU ethical principles when developing and using AI technology. In the United States, the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, although there is no comprehensive federal AI statute, the current administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence” and related National Policy Framework for Artificial Intelligence released on March 20, 2026. So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. Various federal and state regulators have also issued guidance and focused enforcement efforts on the use of AI in regulated sectors, such as healthcare. The FDA, for example, issued guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems that are governed by these laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
We did not issue any securities that were not registered under the Securities Act during the three months ended September 30, 2026.
Item 5. Other Information
Director and Officer Trading Arrangements
From time to time, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) engage in open-market transactions with respect to our securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.
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

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38672) filed with the SEC on June 21, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arvinas, Inc.

Date: November 3, 2026	By:	/s/ Randy Teel, Ph.D.
Randy Teel, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 3, 2026	By:	/s/ David K. Loomis
David K. Loomis
Vice President and Chief Accounting Officer (Principal Accounting Officer)